Form 10-K
period 2020-12-31
Motion Acquisition Corp.
filed 2021-03-30
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 29, 2021, 11,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 2,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None.

Motion Acquisition Corp.

Form 10-K for the Year Ended December 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about: our ability to complete our initial business combination with Ambulnz, Inc. (dba DocGo), or any other initial business combination; our expectations around the performance of the prospective target business or businesses; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination; our pool of prospective target businesses; the ability of our officers and directors to generate a number of potential acquisition opportunities; our public securities’ potential liquidity and trading; the lack of a market for our securities; the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; the Trust Account not being subject to claims of third parties; and our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to Motion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refers to Motion Acquisition LLC, a Delaware limited liability company.

Item 1. Business

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were incorporated on August 11, 2020 as a Delaware corporation. We consummated an initial public offering (“Initial Public Offering”) on October 19, 2020. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and assets consisting almost entirely of cash.

The Company’s management team is led by James Travers, our Executive Chairman, and Michael Burdiek, our Chief Executive Officer. The Company’s sponsor is Motion Acquisition LLC (the “Sponsor”).

Initial Public Offering

On October 19, 2020 we consummated a $115,000,000 Initial Public Offering, consisting of 11,500,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the Initial Public Offering, we consummated a $3,800,000 private placement (the “Private Placement”) of an aggregate of 2,533,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Prior to the Initial Public Offering, in August 2020, we issued an aggregate of 3,737,500 shares of our Class B common stock, par value $0.0001 per share (“Founder Shares”) for an aggregate purchase price of $25,000, to our Sponsor. In October 2020, our Sponsor contributed back to our capital an aggregate of 431,250 Founder Shares. Additionally, an aggregate of 431,250 Founder Shares were forfeited in November 2020 because the underwriter did not exercise its over-allotment option. As of December 31, 2020, the Sponsor owned 2,875,000 Founder Shares based on its proportional interest in the Company.

Upon the closing of the Initial Public Offering and Private Placement, $115,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (including $4,025,000 of deferred underwriting commissions) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial business combination; or (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Initial Public Offering (the “Public Shares”) properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination by October 19, 2022 (within 24 months from the closing of the Initial Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the initial business combination by October 19, 2022, subject to applicable law. The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2020, we had a balance in cash and investments held in trust of $115,020,078. As of December 31, 2020, no funds had been withdrawn from the Trust Account to pay taxes. In March 2021, we paid our Delaware franchise tax liability for 2020 of $78,192, funded partially from the earnings on the Trust Account investments.

The remaining $3,825,000 held outside of Trust Account was used to pay underwriting commissions of $2,300,000, repay a loan from our Sponsor of approximately $71,000, and pay offering and formation costs. As of December 31, 2020, we had an unrestricted cash balance of $878,653 to satisfy our working capital needs.

Letter Agreement

In connection with our Initial Public Offering, our Sponsor, each member of our Board and each of our executive officers entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement our Sponsor, directors and members of the management team have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination by October 19, 2022, or to provide for redemption in connection with a business combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a business combination by October 19, 2022, although they will be entitled to redemption or liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a business combination within the prescribed time frame; (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of any proposed business combination for which we seek stockholder approval, (v) not to transfer or sell (subject to certain limited exceptions) (1) the Founder Shares until the earlier of  (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (2) the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination.

Proposed Business Combination

On March 8, 2021, our board of directors unanimously approved an agreement and plan of merger (the “Merger Agreement”) dated March 8, 2021 by and among the Company, Motion Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”), and Ambulnz, Inc. (dba DocGo), a Delaware corporation (“DocGo”). If the Merger Agreement is adopted by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into DocGo (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company (the “Proposed Transaction”). DocGo is a leading provider of last-mile telehealth and integrated medical mobility services with operations in 26 states in the U.S. and in the United Kingdom.

Unless otherwise indicated, the information in this Annual Report assumes we will not consummate the proposed business combination with DocGo, and that we will seek to find an alternative target with which to consummate an initial business combination.

Merger Agreement

Pursuant to the Merger Agreement, upon consummation of the Merger, the outstanding DocGo common stock will be exchanged for a pro rata portion of an aggregate of 83,600,000 shares (“Closing Shares”) of our Class A common stock, less the number of Closing Shares reserved for issuance by the Company upon the exercise of outstanding options and warrants of DocGo which will be assumed by the Company.

As part of the aggregate consideration payable to DocGo pursuant to the Merger Agreement, DocGo’s stockholders will also have the right to receive their pro rata portion of up to an aggregate of 5,000,000 shares of Class A common stock (“Contingent Shares”) if the following stock price conditions are met: (i) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the first anniversary of the closing date; (ii) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (iii) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iv) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $21.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the fifth anniversary of the closing date.

Pursuant to the Merger Agreement, the Sponsor will enter into an escrow agreement and will deposit an aggregate of 575,000 shares of Class A common stock (“Sponsor Earnout Shares”) into escrow, which shares will either be released to the Sponsor or forfeited if certain stock price conditions are met or not, as follows: (i) with respect to 287,500 Sponsor Earnout Shares, the closing price of our Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date, and (ii) with respect to the remaining 287,500 Sponsor Earnout Shares, the closing price of our Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the fifth anniversary of the closing date.

Consummation of the Proposed Transaction is subject to customary conditions of the respective parties, including the approval of the Merger Agreement, the Proposed Transaction and certain other actions related thereto by our stockholders and DocGo’s stockholders, the availability of at least $175,000,000 in cash from the Trust Account and from the proceeds of the PIPE (discussed below), after giving effect to redemptions, if any, by the Company’s public stockholders and other permitted disbursements, and DocGo having obtained certain regulatory approvals of the New York Department of Health with respect to the Proposed Transaction.

PIPE Private Placement

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain qualified institutional buyers and institutional accredited investors (collectively, the “Investors”), pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 12,500,000 shares of the Company’s Class A common stock to the Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $125,000,000 (the “PIPE”).

The Company has agreed that, as soon as reasonably practicable, but in no event later than 30 calendar days following the closing date of the Merger, it shall file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale by the Investors of the Class A common stock issued to them in the PIPE and use its best efforts to have such registration statement declared effective as promptly as practicable thereafter, but in no event later than the earlier of 60 calendar days after filing (or 90 calendar days in the event the SEC issues written comments) or the 10th business day after the Company is notified that the registration statement will not be subject to review or further review.

DocGo Support Agreements

Concurrently with the execution of the Merger Agreement, the Company and holders of DocGo’s capital stock who hold at least a majority of DocGo’s Class A common stock and Series A preferred stock, voting together as a single class on an as-converted basis, and holders of at least a majority of the then-outstanding shares of DocGo’s Series A preferred stock, voting as a separate class, entered into agreements (“Support Agreements”) pursuant to which they agreed to (i) appear at a stockholder meeting called by DocGo for the purpose of approving the Merger and other transactions contemplated by the Merger Agreement, for the purpose of establishing a quorum, (ii) execute a written consent in favor of the Merger, the adoption of the Merger Agreement, and waive certain preemptive rights as set forth in the Company’s charter documents, and (iii) not transfer, assign, or sell such covered shares, except to certain permitted transferees, prior to the consummation of the Merger.

Sponsor Waiver Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and DocGo entered into an agreement providing for the Sponsor’s waiver of the anti-dilution and conversion price adjustments set forth in the Company’s Amended and Restated Certificate of Incorporation. As a result of such waiver, all outstanding Class B common stock of the Company will convert on a one-to-one basis into the Company’s Class A common stock concurrently with the closing of the Merger Agreement.

Registration Rights Agreement

The Merger Agreement provides that, concurrently with the closing of the Merger, the Company will amend and restate its existing registration rights agreement (as amended and restated, the “A&R Registration Rights Agreement”), pursuant to which the Company will agree to register for resale under the Securities Act of 1933, as amended (“Securities Act”), after the lapse or expiration of any transfer restrictions, lock-up, or escrow provisions which may apply, the shares of the Company’s common stock held by persons who are or will be affiliates of the Company after the completion of the Merger (including shares of the Company’s common stock issuable upon conversion or exercise of warrants or other convertible securities of the Company).

Completing Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to consummate our initial business combination using cash held in the Trust Account, the proceeds from one or more private financings, and our equity as the consideration. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may consummate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. Neither our Sponsor nor any of our officers, directors or stockholders are required to provide any financing to us in connection with or after our initial business combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commission and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an alternative business combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly tender their shares for redemption will not be reduced by the deferred underwriting commission we will pay to the underwriter. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules. We currently intend to hold a stockholder meeting to approve the Proposed Transaction.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, as we plan to do in connection with the Proposed Transaction, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, as we currently intend to do for the Proposed Transaction, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Sponsor will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. As a result, in addition to our Sponsor’s Founder Shares, we would need only 4,312,501, or 37.5%, of the 11,500,000 Public Shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our Sponsor, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the initial business combination, or at all, or whether they were a stockholder on the record date for the stockholder meeting held to approve the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination, as we currently intend to do in connection with the Proposed Transaction, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until October 19, 2022 (24 months from the closing of our Initial Public Offering) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174 and our telephone number is (212) 818-8800. Our office space, to the extent it is needed, is being provided to us for no charge by Graubard Miller, our counsel. We consider our current office space, combined with the other office space otherwise available to our executive officers and directors, adequate for our current operations.

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we held a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your redemption rights, unless we seek stockholder approval of the initial business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may decrease the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsors, directors, officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock or Public Warrants.

●	Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months after the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsors, their affiliates or members of our management team to fund our search and to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

If we seek stockholder approval of our initial business combination, which we currently expect to do, the risk factors related to the proposed business combination will be set forth in a Proxy Statement/Prospectus which will be filed with the SEC and distributed to stockholders in advance of the stockholders meeting at which approval is sought.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Searching for and Consummating a Business Combination

We are a blank check company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Except for the Proposed Transaction, we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Stockholders should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Members of our management team may in the future be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were, or may in the future be, affiliated. This may negatively affect our ability to consummate an initial business combination.

Members of our management team may in the future be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated with. Any such investigations or litigations may divert our management team’s attention and resources away from searching for an initial business combination, may be detrimental to our reputation, and thus may negatively affect our ability to complete an initial business combination.

We may seek business combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the transportation software and technology industry or a related market, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances as described herein, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our Sponsor and our officers, directors and their affiliates have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor and our officers, directors and affiliates have agreed to vote any Founder Shares and any Public Shares held by them in favor of our initial business combination. As a result, in addition to the Founder Shares, we would need only 4,312,501 or 37.5% of the 11,500,000 Public Shares to be voted in favor of a transaction in order to have our initial business combination approved. Our Sponsor, on behalf of our officers, directors and affiliates, currently own shares representing at least 20.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor and our officers, directors and their affiliates agreed to vote the Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Our Sponsor, on behalf of our officers, directors and their affiliates, own shares representing 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor or our officers, directors or their affiliates purchase any additional shares of common stock in the public market, or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were appointed by certain affiliates of our Sponsor, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor and our officers, directors and their affiliates, because of their ownership interests, will have considerable influence regarding the outcome. Accordingly, our Sponsor and our officers, directors and their affiliates will continue to exert control at least until the completion of our initial business combination.

Stockholders may experience dilution of our Class A common stock at the time of our initial business combination.

Dilution may occur as a result of the anti-dilution provisions of the Founder Shares resulting in the issuance of Class A shares on a greater than one to-one basis upon conversion of the Founder Shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock and would be exacerbated to the extent the public stockholders seek redemptions from the Trust Account.

Because we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our initial business combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the transportation software and technology industry or a related market, but may also pursue other business combination opportunities, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. There can be no assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Our public stockholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their redemption rights, unless we seek stockholder approval of the initial business combination.

If we do not seek stockholder approval of a potential business combination, our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights in connection with the closing of our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash, like the Merger Agreement with DocGo does. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to the underwriter is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commission.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial business combination by October 19, 2022, may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by October 19, 2022. Consequently, such target business may have leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equitylinked securities for capital-raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of Class A common stock, par value $0.0001 per share, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 38,500,000 and 9,625,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which Class A amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of outstanding Class B common stock. As of December 31, 2020, there were no shares of preferred stock issued and outstanding. Shares of Founder Shares are convertible into shares of our Class A common stock initially at a one- for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities — Redeemable Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Our Class B common stock shall only be convertible at the time of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the trust account or (2) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial business combination.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2020 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our Initial Public Offering and Private Placement Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our Initial Public Offering and Private Placement Warrants, $115,000,000 may be used to complete our initial business combination and pay related fees and expenses (which includes $4,025,000 for the payment of the deferred underwriting commission being held in the Trust Account).

We may complete our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. There can be no assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Neither our Sponsor nor any of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third- party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially in the last several months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may not be able to complete our initial business combination by October 19, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by October 19, 2022 (within 24 months from the closing of the Initial Public Offering). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our Sponsor and our officers, directors and their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor and our officers, directors and their affiliates may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor and our officers, directors and affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor and our officers, directors and affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by October 19, 2022, or to provide for redemption in connection with a business combination and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by October 19, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination by October 19, 2022, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the public offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial business combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until October 19, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We believe the funds available to us outside of the Trust Account will be sufficient to allow us to operate until October 19, 2022; however, there can be no assurance that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Except as may be precluded by the terms of a business combination definitive agreement, up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek advances or loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various their business activities, including identifying potential business combinations and monitoring the related due diligence, negotiations and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Furthermore, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we consummate our initial business combination with a company with locations, operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate our initial business combination with a company with locations, operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to businesses in the transportation software and technology industry.

Business combinations with businesses in the transportation software and technology industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or improve existing ones, our business will suffer;

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute; and

●	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the transportation software and technology industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

None of our officers or directors is required to commit his or her full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also become an officer or director of any other special purpose acquisition company) and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officers may not become an officer or director of any other special purpose acquisition company which has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our Initial Public Offering. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact we may enter into a business combination with a target business that is affiliated with our officers, directors or their affiliates although we do not currently intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Despite our agreement that, in the event we seek to complete our initial business combination with a company business that is affiliated with our officers, directors or their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view, potential conflicts of interest still may exist. As a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of December 31, 2020, our Sponsor owned 100% of the 2,875,000 issued and outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 2,533,333 Private Placement Warrants at $1.50 per warrants for a total purchase price of $3,800,000. Each Private Placement Warrant is exercisable for one share of our Class A common stock at $11.50 per share, and will be deemed worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (i) to vote any shares owned by them in favor of any proposed initial business combination and not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our initial business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Risks Related to our Securities

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not yet registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants. We will use our reasonable best efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of units sold in our Initial Public Offering. In such an instance, the initial purchasers and their permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our Public Warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of public stockholders’ warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without public stockholders’ approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of   $0.01 per warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our Initial Public Offering. Redemption of the outstanding warrants could force stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

In addition, unlike many other similarly structured blank check companies, we have the ability to redeem outstanding warrants 90 days after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock and provided certain other conditions are met. We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrant holders. Any such redemption may have similar consequences to the redemption described in the above paragraph. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your warrants since it locks in the redemption price in the number of Class A common stock to be received if we choose to redeem the warrants for common stock. This redemption feature may cause our warrants to be worth less than other blank check companies which do not have this feature.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, following our Initial Public Offering, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of  $50.0 million There can be no assurance that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants, are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than companies subject to Rule 419. Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown P.C., our independent registered public accounting firm, and the underwriter of our Initial Public Offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination by October 19, 2022, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporations Law (“DGCL’), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the allotted time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into concurrently with our Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the resale of private placement warrants, the shares of Class A common stock issuable upon exercise of the Founder Shares and the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Sponsor or holders of working capital loans or their respective permitted transferees are registered for resale.

In order to complete our initial business combination, we may seek to amend our certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our certificate of incorporation or other governing instruments, including to extend the time we have to consummate an initial business combination in order to complete our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our certificate of incorporation will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that would entitle the holders thereof, prior to our initial business combination, to (1) receive funds from the trust account or (2) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation. Our Sponsor, which owns, on behalf of our officers, directors and their affiliates, 20.0% of our outstanding common stock, may participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

We will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial business combination.

We issued warrants to purchase 3,833,333 shares of our Class A common stock as part of the units offered in our Initial Public Offering, and we issued 2,533,333 in Private Placement Warrants in a private placement. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. Further, our Sponsor, on behalf of our officers, directors and their affiliates, owns an aggregate of 2,875,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, officers, directors or their affiliates make any working capital loans, and except as may be precluded by the terms of a business combination definitive agreement, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to complete a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our Initial Public Offering except that, so long as they are held by the initial purchasers or their permitted transferees, (i) except in certain circumstances, they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. In addition, the Private Placement Warrants will not vote on any amendments to the warrant agreement.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

General Risks

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Purchasing our securities may result in uncertain or adverse U.S. federal income tax consequences.

Purchasing our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-third of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of the warrants included in the units we issued in our Initial Public Offering are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by October 19, 2022, or to provide for redemption in connection with a business combination; or (iii) absent an initial business combination by October 19, 2022, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174. Our office space, to the extent it is needed, is being provided to us for no charge by Graubard Miller, our counsel. We consider our current office space, combined with the other office space otherwise available to our executive officers and directors, adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s Class A common stock Public Shares, Public Warrants and Units are currently listed on Nasdaq under the symbols MOTN, MOTNW and MOTNU, respectively. Our Units began public trading on October 15, 2020, and our Public Shares and Public Warrants began separate public trading on December 17, 2020.

Holders

As of March 16, 2021 there was one holder of record of our separately traded Class A common stock, two holders of record of our separately traded warrants, and one holder of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In August 2020, we issued an aggregate of 3,737,500 Founder Shares, for an aggregate purchase price of $25,000, to our Sponsor. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In October 2020, our Sponsor contributed back to our capital an aggregate of 431,250 Founder Shares. Additionally, an aggregate of 431,250 Founder Shares were forfeited in November 2020 because the underwriter of our Initial Public Offering did not exercise its over-allotment option.

On October 19, 2020, we consummated our Initial Public Offering of 11,500,000 Units. Each Unit consists of one share of Class A common stock and one-third of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $115,000,000. Barclays Capital Inc. served as the sole book-running manager of our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249061). The SEC declared the registration statement effective on October 14, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 2,533,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,800,000. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Following the closing of our Initial Public Offering and the Private Placement, $115,000,000 was placed in the Trust Account, comprised of $112,700,000 of the proceeds from our Initial Public Offering (which amount includes $4,025,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the Private Placement. We paid $2,300,000 for the initial underwriting discount and paid or accrued approximately $468,000 for other costs and expenses related to our Initial Public Offering. We also repaid approximately $71,000 in non-interest bearing loans made to us by the Sponsor to cover expenses related to the Initial Public Offering.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commission) to complete our initial business combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

Concurrently with the execution of the Merger Agreement on March 8, 2021, we entered into the Subscription Agreements with the PIPE Investors, pursuant to which, among other things, we agreed to issue and sell in private placements an aggregate of 12,500,000 shares of our Class A common stock for $10.00 per share. The PIPE is expected to close substantially concurrently with the closing of the Proposed Transaction.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our Initial Public Offering on October 19, 2020. We intend to use the cash proceeds from our public offering and private placement of warrants as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the business combination.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

Merger Agreement

On March 8, 2021, we entered into the Merger Agreement with Merger Sub and DocGo, which provides for the Merger of Merger Sub with and into DocGo, with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company.

Upon consummation of the Merger, the outstanding DocGo common stock will be exchanged for a pro rata portion of an aggregate of 83,600,000 Closing Shares, less the number of Closing Shares reserved for issuance by the Company upon the exercise of outstanding options and warrants of DocGo which will be assumed by the Company.

As part of the aggregate consideration payable to DocGo pursuant to the Merger Agreement, DocGo’s stockholders will also have the right to receive their pro rata portion of up to an aggregate of 5,000,000 Contingent Shares if the following stock price conditions are met: (i) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the first anniversary of the closing date; (ii) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; (iii) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date; and (iv) 1,250,000 Contingent Shares if the closing price of our Class A common stock equals or exceeds $21.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the fifth anniversary of the closing date.

Pursuant to the Merger Agreement, the Sponsor will enter into an escrow agreement and will deposit an aggregate of 575,000 Sponsor Earnout Shares into escrow, which shares will either be released to the Sponsor or forfeited if certain stock price conditions are met or not, as follows: (i) with respect to 287,500 Sponsor Earnout Shares, the closing price of our Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the third anniversary of the closing date, and (ii) with respect to the remaining 287,500 Sponsor Earnout Shares, the closing price of our Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, and recapitalizations) on any twenty (20) trading days in a thirty (30)-trading-day period at any time after the closing date and by the fifth anniversary of the closing date.

Consummation of the Proposed Transaction is subject to customary conditions of the respective parties, including the approval of the Merger Agreement, the Proposed Transaction and certain other actions related thereto by our stockholders and DocGo’s stockholders, the availability of at least $175,000,000 in cash from the Trust Account and from the proceeds of the PIPE (discussed below), after giving effect to redemptions, if any, by the Company’s public stockholders and other permitted disbursements, and DocGo having obtained certain regulatory approvals of the New York Department of Health with respect to the Proposed Transaction. The Merger Agreement may also be terminated by either party under certain circumstances.

PIPE Private Placement

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with PIPE Investors, pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 12,500,000 shares of the Company’s Class A common stock at a price of $10.00 per share, for aggregate gross proceeds to the Company of $125,000,000.

The Company has agreed that, as soon as reasonably practicable, but in no event later than 30 calendar days following the closing date of the Merger, it shall file a registration statement with the SEC covering the resale by the Investors of the Class A common stock issued to them in the PIPE and use its best efforts to have such registration statement declared effective as promptly as practicable thereafter, but in no event later than the earlier of 60 calendar days after filing (or 90 calendar days in the event the SEC issues written comments) or the 10th business day after the Company is notified that the registration statement will not be subject to review or further review.

Liquidity and Capital Resources

Prior to the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Chief Executive Officer to fund certain offering costs in exchange for the issuance to the Sponsor of the Founder Shares, and advances to us from our Sponsor of approximately $71,000 under a note payable to pay for other offering costs in connection with the Initial Public Offering. We fully repaid this note payable on October 19, 2020.

Subsequent to the Initial Public Offering, our liquidity needs have been satisfied from the net sales proceeds of the Private Placement Warrants not held in the Trust Account. At December 31, 2020, we had an unrestricted cash balance of approximately $879,000 and working capital of approximately $888,000. We expect our working capital needs will be satisfied through these funds, which are held outside of the Trust Account. Investment income on funds held in the Trust Account may be used to pay income taxes, if any, and Delaware franchise taxes.

In addition, our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds as may be required in connection with the business combination. Except as may be precluded by the terms of a business combination definitive agreement, up to $1,500,000 of these working capital loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender, and such warrants would be identical to the Private Placement Warrants.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable and to consummate our initial business combination.

Results of Operations

To date, we have neither engaged in any significant business operations nor generated any revenues. All activities to date relate to our corporate formation, Initial Public Offering, search for suitable business combination candidates, and negotiations with DocGo. Since consummating our Initial Public Offering on October 19, 2020, we have incurred expenses primarily for legal and audit services, Nasdaq listing fees, directors’ and officers’ liability insurance, trust and transfer agent fees, Delaware franchise taxes, diligence-related expenses on our target company, and investor relations.

For the period from August 11, 2020 (inception) through December 31, 2020, we had a net loss of $148,751 which was attributable to general and administrative expenses and formation costs. We will not be generating any revenue until the closing and completion of our initial business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any lease obligations or purchase commitments, and we had no long-term liabilities other than the deferred underwriting commission of $4,025,000 that is payable from the Trust Account upon consummating our initial business combination.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 11,500,000 Public Shares sold as part of our Initial Public Offering contain a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by recording offsetting adjustments to additional paid-in capital. At December 31, 2020, there were 11,500,000 Public Shares, of which 10,688,275 were recorded as redeemable shares and classified outside of permanent equity, and 811,725 were classified as Class A common stock in stockholders’ equity.

Net Income (Loss) per Common Share

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of undistributed trust earnings but do not share in the Company’s net losses. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the undistributed interest income earned on investments held in the Trust Account by the weighted average number of Class A shares outstanding since original issuance, and net loss per share for Class B common stock is calculated by dividing the net loss, adjusted for income allocated to the Class A shares, by the weighted average number of Class B shares outstanding during the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Motion Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Motion Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from August 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

MOTION ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets:
Current Assets:
Cash	$878,653
Prepaid expenses	168,527
Other current assets	350

Total Current Assets	1,047,530

Cash and marketable securities held in Trust Account	115,020,078
Total Assets	$116,067,608

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,658
Franchise taxes payable	78,192
Other accrued liabilities	70,000

Total Current Liabilities	159,850

Deferred underwriting commissions in connection with the initial public offering	4,025,000
Total Liabilities	4,184,850

Commitments and Contingencies
Class A common stock, 10,688,275 shares subject to possible redemption at $10.00 per share	106,882,750

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 811,725 shares issued and outstanding (excluding 10,688,275 shares subject to possible redemption)	81
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 shares issued and outstanding (1) (2)	288
Additional paid-in capital	5,148,390
Accumulated deficit	(148,751)
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$116,067,608

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 4).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 3).

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

Operating and formation costs	$168,830
Loss from operations	(168,830)

Other income:
Interest earned on marketable securities held in Trust Account	20,078

Net loss	$(148,751)

Weighted average number of Class A common shares outstanding, basic and diluted	11,500,000

Basic and diluted net income per Class A common share	$0.00

Weighted average number of Class B common shares outstanding, basic and diluted	2,875,000

Basic and diluted net loss per Class B common share	$(0.06)

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 3). These forfeited shares are excluded from weighted average Class B common shares outstanding.

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common shares to Sponsor (1) (2)			3,306,250	331	24,669	-	25,000
Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150			108,205,359		108,206,509
Sale of 2,533,333 private warrants					3,800,000		3,800,000
Forfeiture of Class B common stock			(431,250)	(43)	43		-
Class A common shares subject to possible redemption	(10,688,275)	(1,069)			(106,881,681)		(106,882,750)
Net loss	-	-	-	-	-	(148,751)	(148,751)
Balance – December 31, 2020	811,725	$81	2,875,000	$288	$5,148,390	$(148,751)	$5,000,008

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 4).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 3).

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(148,751)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,078)
Changes in operating assets and liabilities:
Prepaid expenses	(168,527)
Other current assets	(350)
Accounts payable	11,658
Franchise taxes payable	78,192
Net cash used in operating activities	(247,856)

Cash flow from investing activities:
Deposit of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash flow from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	3,800,000
Proceeds from related party note payable	71,473
Repayment of related party note payable	(71,473)
Payment of offering costs	(373,491)
Net cash provided by financing activities	116,126,509

Net change in cash	878,653
Cash - beginning of the period	-
Cash - end of the period	$878,653

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Deferred offering costs included in other accrued liabilities	$70,000

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

PERIOD FROM INCEPTION (AUGUST 11, 2020) TO DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Motion Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 11, 2020. The Company’s sponsor is Motion Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company’s fiscal year end is December 31.

Business Purpose

The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company has neither engaged in any operations nor generated revenue to date.

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

Proposed Business Combination

On March 8, 2021, the Company entered into a merger agreement with Ambulnz, Inc. The proposed business combination is subject to the approval of both companies’ stockholders, obtaining the required regulatory approvals, and the fulfillment of other conditions. See Note 9 for a further description of this proposed business combination.

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

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,725,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. In November 2020, the underwriter advised the Company that it had elected to not exercise the over-allotment option (Note 3).

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

The Company, having signed a definitive agreement for an initial business combination (Note 9), will either (i) seek stockholder approval of the business combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the business combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such redeemable common stock was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Except as required by applicable law, the decision as to whether the Company will seek stockholder approval of the business combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Company’s initial business combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

The Company will have 24 months from the closing of the Initial Public Offering, or October 19, 2022, to complete its initial business combination (the “Combination Period”). If the Company does not complete a business combination within this period of time (and stockholders do not approve an amendment to the Company’s amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and the Company’s officers and directors have entered into agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below) in the event the Company does not complete a business combination within the required time period; provided, however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire Public Shares after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a business combination within the Combination Period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the Initial Public Offering price per Unit of $10.00.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and
Exchange Commission (“SEC”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

Cash consists of proceeds from the sale of the Private Placement Warrants held outside of the Trust Account which may be used to pay for operating expenses, including expenses associated with identifying target businesses and consummating an initial business combination. The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. At December 31, 2020, the assets held in the Trust Account were substantially all held in U.S. Treasury Bills.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Because the future realization of tax benefits is not considered to be more likely than not, the Company provided a full valuation allowance for the deferred tax assets at December 31, 2020.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of approximately 6,360,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of undistributed trust earnings but do not share in the Company’s net losses. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the undistributed interest income earned on investments held in the Trust Account of $20,078 by the weighted average number of Class A shares outstanding since original issuance, and net loss per share for Class B common stock is calculated by dividing the net loss of $148,751, adjusted for income allocated to the Class A shares of $20,078, by the weighted average number of Class B shares outstanding during the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,725,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On November 16, 2020, the underwriter advised the Company that it would not exercise the over-allotment option, and consequently 431,250 Class B common shares were forfeited, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000, such that the Founder Shares (as defined below) will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 12, 2020, the Company’s Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 3,737,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), issued to the Sponsor. On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,737,500 to 3,306,250. On November 16, 2020, the underwriter advised the Company that it would not exercise its over-allotment option to purchase additional shares, and consequently 431,250 Class B common shares were forfeited, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000 such that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The Class B common stock shares were allocated among the Company’s officers, certain directors as well as to certain third parties.

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

Related Party Loans

On August 18, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 pursuant to an unsecured Note Payable to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. The Company borrowed approximately $71,000 under the Note Payable and fully repaid the borrowings on October 19, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Company’s officers, directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. The Company had no borrowings under the Working Capital Loans at December 31, 2020.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Class A Common Stock—The Company is authorized to issue 50,000,000 shares of Class A common stock with a par shares value of $0.0001 per share. At December 31, 2021, there were 811,725 shares of Class A common stock issued and outstanding, excluding 10,688,275 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination, or earlier at the option of the holder, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial business combination (including pursuant to a specified future issuance), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Company’s initial business combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial business combination).

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. After giving effect to the separation of all Units into the constituent Class A common shares and fractional warrants, there would be 3,833,333 Public Warrants outstanding before giving effect to the reduction resulting from not issuing fractional warrants upon separation of Units. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial business combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s Sponsor or to its officers, directors or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each Warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per-share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The 2,533,333 Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees and (3) the Sponsor and its permitted transferees will also have certain registration rights related to the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants). If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments ‒ Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $743 in cash and $115,019,335 in U.S. Treasury Bills. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its franchise taxes and income taxes.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Held-To-Maturity Securities	Carrying Value at December 31, 2020 (Amortized Cost)	Gross Unrealized Holding Gain	Fair Value - Quoted Prices in Active Markets (Level 1)
U.S. Treasury Bills (mature on February 18, 2021)	$115,019,335	$4,462	$115,024,797

NOTE 8. INCOME TAXES

The income tax provision (benefit) for the year ended December 31, 2020 consists of the following:

Current
Federal	$(12,204)
State	—
Deferred
Federal	(19,009)
State	—
Change in valuation allowance	31,213

Income tax provision (benefit)	$—

The Company’s net deferred tax assets are as follows:

Deferred tax asset
Net operating loss carryforward	$12,204
Startup/organizational costs	19,009
Total deferred tax assets	31,213
Valuation allowance	(31,213)
Deferred tax assets, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2020.

A reconciliation of the statutory income tax rate to the Company’s effective tax rate for the period from August 11, 2020 (inception) to December 31, 2020 is as follows:

Tax benefit at statutory federal income tax rate	(21.00%)
Permanent book/tax difference	0.02%
Valuation allowance	20.98%
Income tax provision (benefit)	0.00%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the audited financial statements were issued. Based upon this review, the Company determined that, except as follows, there have been no events that have occurred that would require adjustment to or disclosure in the financial statements.

Proposed Business Combination

On March 8, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Ambulnz, Inc. dba DocGo (“DocGo”) pursuant to which DocGo would merge with a newly incorporated subsidiary of the Company (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company. The Merger is expected to be consummated in the second quarter of 2021, following the receipt of required approval by the stockholders of the Company and DocGo, required regulatory approvals, and the fulfillment of other conditions.

Consideration

Upon consummation of the Merger, DocGo stockholders will receive 83,600,000 shares of the Company’s Class A common stock as consideration and up to 5,000,000 additional shares of the Company’s Class A common stock as earn-out consideration issuable in the future upon attainment of the following stock price conditions: (i) 1,250,000 shares if the closing stock price equals or exceeds $12.50 per share on any 20 trading days in a 30-trading-day period at any time until the first anniversary of the closing date; (ii) 1,250,000 shares if the closing stock price equals or exceeds $15.00 per share on any 20 trading days in a 30-trading-day period at any time until the third anniversary of the closing date; (iii) 1,250,000 shares if the closing stock price equals or exceeds $15.00 per share on any 20 trading days in a 30-trading-day period at any time until the third anniversary of the closing date; and (iv) 1,250,000 shares if the closing stock price stock equals or exceeds $15.00 per share on any 20 trading days in a 30-trading-day period at any time until the fifth anniversary of the closing date.

Sponsor Escrow Agreement

Pursuant to the Merger Agreement, the Company’s Sponsor will enter into an escrow agreement (the “Sponsor Escrow Agreement”) with the Company and Continental Stock Transfer & Trust Company, as escrow agent, providing that, immediately following the closing of the Merger, the Sponsor shall deposit 575,000 shares of the Company’s Class A common stock (the “Sponsor Earnout Shares”) into escrow. The Sponsor Escrow Agreement will provide that such Sponsor Earnout Shares will either be released to the Sponsor or terminated and canceled by the Company if certain stock price conditions are met or not, as follows: (i) with respect to 287,500 Sponsor Earnout Shares, the closing stock price equals or exceeds $12.50 per share on any 20 trading days in a 30-trading-day period at any time until the third anniversary of the closing date, and (ii) with respect to 287,500 Sponsor Earnout Shares, the closing stock price equals or exceeds $15.00 per share on any 20 trading days in a 30-trading-day period at any time at any time until the fifth anniversary of the closing date.

Lock-Up Agreements

Concurrently with the execution of the Merger Agreement, the Company, DocGo and Doc stockholders who will hold 72.19% of the fully-diluted equity of Company following the consummation of the Merger entered into lock-up agreements providing that such Company stockholders will not transfer the consideration shares for earn-out shares received by such stockholders for a period of six months following the consummation of the Merger, in each case on the terms and subject to the provisions set forth therein.

Sponsor Waiver Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and DocGo entered into an agreement providing for the Sponsor’s waiver of the anti-dilution and conversion price adjustments set forth in the Company’s Amended and Restated Certificate of Incorporation. As a result of such waiver, all outstanding Class B common stock of the Company will convert on a one-to-one basis into the Company’s Class A Common Stock concurrently with the closing of the Merger Agreement.

Other Agreements

The Merger Agreement also calls for additional agreements, including, among others, non-competition agreements, employment agreements, voting support agreements, and a registration rights agreement.

PIPE Subscription Agreements

The Company engaged Barclays Capital Inc. and Deutsche Bank Securities Inc. as co-lead private placement agents, and engaged Canaccord Genuity LLC as co-placement agent for a private placement of the Company’s Class A common stock.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (“Subscription Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Investors”), pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an aggregate of 12,500,000 shares of the Company’s Class A Common Stock to the Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $125,000,000 (the “PIPE”). The closing of the Subscription Agreements is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger, (ii) the accuracy of all representations and warranties of the Company and the Investors in the Subscription Agreements, and (iii) the Merger Agreement shall not have been amended or modified, and no waiver shall have occurred thereunder, that would reasonably be expected to materially and adversely affect the economic benefits that the Investor would reasonably expect to receive under the Subscription Agreement without having received the Investor’s prior written consent.

The Company has agreed that, as soon as reasonably practicable, but in no event later than 30 calendar days following the closing date of the Merger, it shall file a registration statement with the SEC covering the resale by the Investors of the shares of the Company Common Stock issued to them in the PIPE and use its best efforts to have such registration statement declared effective as promptly as practicable thereafter, but in no event later than the earlier of 60 calendar days after filing (or 90 calendar days in the event the SEC issues written comments) or the 10th business day after the Company is notified that the registration statement will not be subject to review or further review.

The shares of the Company’s Class A common stock were offered and sold to the Investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, based on the fact that the sale will have been made without any general solicitation or advertising and based on representations from each Investor that (a) it was a “qualified institutional buyer” (as defined in Rule 144A under the Securities Act) or an institutional “accredited investor” (within the meaning of Rule 501(a) under the Securities Act), (b) it was purchasing the shares of the Company Common Stock for its own account investment, and not with a view to distribution, (c) it had been given full and complete access to information regarding the Company, DocGo, and the Merger, and (d) it understood that the offer and sale of the shares of the Company’s common stock was not registered and the shares may not be publicly sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Conditions to Closing

Consummation of the Merger is subject to the satisfaction or waiver by the respective parties of a number of conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by the Company’s and DocGo’s respective stockholders. Other closing conditions include, among others: (i) the respective representations of the parties to each other being true and correct; (ii) performance and compliance with in all material respects of the respective covenants and agreements of each party; (iii) the applicable waiting periods, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or terminated; (iv) obtaining the approval of the New York Department of Health with respect to the Merger and other transactions contemplated by the Merger Agreement; (v) DocGo having delivered financial statements with an unqualified audit opinion rendered by an auditing firm qualified by the Public Company Accounting Oversight Board (PCAOB); (vi) the aggregate amount of cash remaining in the Company’s Trust Account after taking into consideration redemptions by the Company’s public stockholders and other permitted disbursements, together with the proceeds of the PIPE (defined below), equaling or exceeding $175,000,000 (the “Minimum Cash Condition”); and (vii) the Company having at least $5,000,001 of net tangible assets remaining after the closing of the contemplated transactions.

Termination

The Merger Agreement may be terminated: (i) by mutual written consent of the parties; (ii) by either party if the Merger has not been consummated by November 8, 2021 (the Outside Date”); (iii) by either party if the Company or DocGo do not obtain the required approval of their respective stockholders; (iv) by either party in in the event of the breach of any covenant, representation or warranty by the other party that is not cured by the Outside Date; or (v) by the Company if DocGo has not delivered financial statements with an unqualified audit opinion rendered by a PCAOB-qualified auditing firm by June 30, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
James M. Travers	69	Chairman of the Board
Michael Burdiek	61	Chief Executive Officer and Director
Richard Vitelle	67	Chief Financial Officer and Secretary
Garo Sarkissian	53	Executive Vice President, Corporate Development
Andrew G. Flett	47	Director
Mark Licht	67	Director
Kyle Messman	45	Director

James M. Travers has served as our Chairman of the Board since our formation. Mr. Travers has over 30 years of industry experience leading multi-national companies selling and marketing high technology products and services. In addition, he has diverse experience successfully building high growth companies in the public and private sectors. Mr. Travers served as the Chairman of the Board of Fleetmatics Group plc (NYSE: FLTX), a global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (SaaS), from 2013 to 2016 and served as its Chief Executive Officer from 2006 to 2016. While Chief Executive Officer of Fleetmatics, Mr. Travers had responsibility for the company’s global operations and strategic direction. Prior to joining Fleetmatics, he served as Senior Vice President of the Americas of GEAC Computer Corporation Limited (Nasdaq: GEAC) where he helped grow the company through a series of successful acquisitions in addition to delivering strong organic revenue growth. Prior to GEAC, Mr. Travers was Chief Executive Officer and Chief Operating Officer of Harbinger Corporation (Nasdaq: HRBC), a leading provider of e-commerce software and services. Mr. Travers previously held senior level positions in sales, marketing and general management with Texas Instruments Inc. Mr. Travers holds a Business Administration degree from East Stroudsburg University of Pennsylvania and an Executive MBA studies at the McCombs School of Business at the University of Texas in Austin, Texas. We believe Mr. Travers is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Michael Burdiek has served as our Chief Executive Officer and a member of our board of directors since our formation. Mr. Burdiek served as President, Chief Executive Officer and a director of CalAmp Corp. (Nasdaq: CAMP), a SaaS technology company providing wireless communications solutions, from June 2006 to March 2020, and since March 2020, Mr. Burdiek has served as an advisor to CalAmp. He joined CalAmp as Executive Vice President in 2006, was appointed President of its Wireless DataCom segment in 2007, and was named Chief Operating Officer in 2008. In 2010, his responsibilities were expanded further, and he was given the additional title of President. He was promoted to Chief Executive Officer and director in 2011. Prior to joining CalAmp, Mr. Burdiek was the President and Chief Executive Officer of Telenetics Corporation, a manufacturer of data communications products, from 2003 to 2006. From 1987 to 2003, Mr. Burdiek held a variety of technical and executive management roles with Comarco, Inc., a provider of test solutions to the wireless industry. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company. He currently serves as a member of the Board of Directors of Five9, Inc. (Nasdaq: FIVN), a SaaS cloud-based contact center software company. He holds MBA and MSEE degrees from California State University–Fullerton, and a B.S. degree in Electrical Engineering from Kansas State University. We believe Mr. Burdiek is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Richard Vitelle has served as our Chief Financial Officer and Secretary since our formation. Mr. Vitelle has over 30 years of experience in senior financial management roles with publicly held companies. Since August 2018, Mr. Vitelle has served as a financial consultant for several companies including CalAmp, Dune Labs Inc., a technology startup in the water metering space, and Ganna Walska Lotusland, a non-profit organization. From 2001 to August 2018, Mr. Vitelle served as Executive Vice President, Chief Financial Officer and Secretary/Treasurer of CalAmp. Prior to joining CalAmp, he served as Vice President of Finance and Administration, Chief Financial Officer and Treasurer of SMTEK International, Inc. (Nasdaq: SMTI), an electronics manufacturing services provider acquired by CTS Corporation (NYSE: CTS), from 1996 to 2001. Earlier in his career, Mr. Vitelle served as a senior manager with Price Waterhouse (now PricewaterhouseCoopers). Mr. Vitelle currently serves on the Board of Trustees of Ganna Walska Lotusland in Montecito, California, where he chairs the Audit Committee. He is a licensed CPA in the State of California. Mr. Vitelle holds an MBA degree from University of California, Los Angeles, and graduated summa cum laude from California State Polytechnic University, Pomona with a B.S. degree in Business Administration.

Garo Sarkissian has served as our Executive Vice President, Corporate Development since our formation. Since August 2019, Mr. Sarkissian has served as Chief Executive Officer and founder of Dune Labs Inc. From 2005 to March 2019, Mr. Sarkissian served as Senior Vice President, Corporate Development and Executive Officer of CalAmp. From 2003 to 2005, he served as Principal and Vice President of Business Development for Global Technology Investments, a private equity firm. From 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer over a span of 10 years for MACom Technology Solutions and NEC Corporation. Mr. Sarkissian is currently a member of the board of directors of Smartwitness Holdings Inc., a video telematics company. He holds an MBA degree from INSEAD, an M.S. degree in Electrical Engineering from University of California, Irvine and a B.S. degree in Electrical and Computer Engineering from California State Polytechnic University, Pomona.

Andrew G. Flett has served as a member of our board of directors since our formation. Mr. Flett has spent the last two decades investing in the technology industry, specializing in mobility, communications, security, software, and data analytics. Since 2018, he has served as a General Partner at Mobility Impact Partners, a private equity platform focused on transportation mobility technologies. Since 2015, he has also served as Managing Principal at Growth Control Capital, where he has focused on growth equity transactions in the mobility space. He also currently sits on the boards of Truce Software, Avrios and EDriving. Mr. Flett was formerly a Partner with Investcorp Technology Partners from 1998 to 2013. He also served as a director of Fleetmatics from 2008 through its 2012 initial public offering and subsequent sale to Verizon in 2016 and was a member of its Audit Committee. He holds a Mechanical Engineering degree from the University of Victoria and an MBA from the Wharton School of the University of Pennsylvania. We believe Mr. Flett is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Mark Licht has served as a member of our board of directors since our formation. Mr. Licht is an entrepreneur with over 30 years of experience in the formation, financing and operations of connected car services and technology companies. Mr. Licht has served as President of Licht & Associates, a strategic consulting services firm that conducts strategic business analysis, develops business and operating plans, evaluates market opportunities and technology trends, assists with financing and proposes alternative business strategies for chief executive officers and their executive teams in the telematics, IoT and location-based services industries, since 2007. In that capacity, Mr. Licht has worked with investment bankers and private equity funds, as well as directly with boards of directors and management teams of companies in the US, Latin America and Europe. Mr. Licht has also served as Senior Advisor of C.J. Driscoll & Associates since 2010 and as an Advisor at Motus Ventures since 2016. Mr. Licht co-founded North American Teletrac in 1985 and served as its President until 2001. He also served as the Executive Vice President for Strategy at AirTouch Teletrac from 1991 until 1996. He co-founded Ituran Location and Control Ltd. (Nasdaq: ITRN) in 1994. Mr. Licht also co-founded SigmaOne Communications in 1998 and served as its President until 2001. Mr. Licht currently serves on the boards of directors or advisory boards of a number of fleet management, insurance telematics, traffic information, UBI, cybersecurity, data mining, EV and OEM focused technology companies, including Preteckt, Roadz, EDriving and GPS Dashboard. He previously served on the board of directors of Inseego Corp. (Nasdaq: INSG) and Advisory Board of Lytx, Inc. Mr. Licht holds a M.S. in International Relations from The London School of Economics and a B.A. in Political Science from the University of California, Los Angeles. We believe Mr. Licht is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Kyle Messman has served as a member of our board of directors since our formation. Mr. Messman is the Managing Director of South Bay Ventures, a venture capital firm he founded in 2018 to make early-stage investments in cloud technology companies. He has also served as Special Venture Partner with Fontinalis Partners, LLC a venture capital firm that invests in next generation mobility, since 2018. Investment areas of Fontinalis Partners and South Bay Ventures include autonomous vehicles, connected cars and fleets, supply chain and logistics, mobility services, and several others. He was formerly Chief Financial Officer of Velocify, Inc., a SaaS based sales acceleration platform acquired by Ellie Mae (NYSE: ELLI) in November 2017. Prior to that, he was the Chief Financial Officer of Telogis, a SaaS provider of fleet and mobile resource management solutions to large enterprises, until its acquisition by Verizon (NYSE: VZ) in August 2016. While at Telogis, he led the process of raising over $200 million in equity and debt capital to fund growth and completed six acquisitions prior to the company’s sale. Prior to Telogis, he led corporate financial planning for International Rectifier, a semiconductor manufacturer, with responsibilities that included SEC and financial reporting, capital transactions and financial planning and analysis. He previously spent several years as an investment banker focused on mergers and financings in the technology services and software sectors. Mr. Messman holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an MBA in Finance from the Graziadio School of Business at Pepperdine University. We believe Mr. Messman is well-qualified to serve as a member of our board of directors due to his industry, operational and transactional experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Messman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Flett and Licht, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Travers and Burdiek, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, which we are not taking advantage of, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Flett, Licht, and Messman are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective as of October 14, 2020, we established an audit committee of our board of directors. Messrs. Flett, Licht and Messman serve as members of our audit committee, and Mr. Messman chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions which we are not utilizing. Each of Messrs. Flett, Licht and Messman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board has determined that Mr. Messman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The principal functions of the audit committee, include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

During the period from August 11, 2020 (inception) through December 30, 2020, our Audit Committee held one meeting.

Compensation Committee

Effective as of October 14, 2020, we established a compensation committee of our board of directors, and Messrs. Flett, Licht and Messman have been appointed to serve as members of this committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, both of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Messrs. Flett, Licht and Messman all meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

The principal functions of the compensation committee, as set forth in the committee’s charter, include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates for services rendered prior to or in connection with the completion of our initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

During the period from August 11, 2020 (inception) through December 31, 2020, our Compensation Committee did not hold any meetings.

Nominating Committee

Effective as of October 14, 2020, we established a nominating committee of our board of directors, and Messrs. Flett, Licht and Messman have been appointed to serve as members of this committee, all of whom are independent in accordance with Nasdaq regulations. The primary purpose of our nominating committee is to assist the board in identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors. The nominating governance committee is governed by a charter that complies with Nasdaq rules.

During the period from August 11, 2020 (inception) through December 31, 2020, our Nominating Committee did not hold any meetings.

Director Nominations

In addition to director candidates recommended by our nominating committee, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our Code of Ethics and our audit, compensation and nominating committee charters as exhibits to the registration statement in connection with our Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge by us upon request.

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us, and no compensation of any kind, including finder’s and consulting fees, will be paid by us to our officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Following our initial business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the target’s incumbent management team.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We have no compensation plans under which equity securities are authorized for issuance.

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers
James Travers (2)	2,875,000	20.0%
Michael Burdiek (2)	2,875,000	20.0%
Richard Vitelle (2)	2,875,000	20.0%
Garo Sarkissian (2)	2,875,000	20.0%
Andrew Flett (3)	-	-
Mark Licht (3)	-	-
Kyle Messman (3)	-	-
All officers and directors as a group (seven individuals)	2,875,000	20.0%
Five Percent Holders
Motion Acquisition LLC (2)	2,875,000	20.0%
Adage Capital Partners, L.P. (4)	1,000,000	7.0%

(1)	This table is based on 14,375,000 shares of common stock outstanding at March 29, 2021, of which 11,500,000 were Class A common stock and 2,875,000 were Founder Shares. Unless otherwise noted, the business address of each of the beneficial owners listed above is c/o Graubard Miller, 405 Lexington Avenue, New York, New York 10174.

(2)	James Travers, Michael Burdiek, Richard Vitelle, and Garo Sarkissian are each managing members of Motion Acquisition LLC and, accordingly, each may be deemed to be the beneficial owner of the securities held by Motion Acquisition LLC. Each such individual disclaims beneficial ownership over any securities held by Motion Acquisition LLC except to the extent of his pecuniary interest therein.

(3)	Does not include securities held by Motion Acquisition LLC, of which such person is a member. Each such individual disclaims beneficial ownership over any securities held by Motion Acquisition LLC except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on October 29, 2020 on behalf of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by Adage Capital Partners, L.P. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners, L.P., Adage Capital Advisors, L.L.C. is the managing member of Adage Capital Partners GP, L.L.C., and Messrs. Atchinson and Gross are managing members of Adage Capital Advisors, L.L.C. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the shares of common stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Messrs. Atchinson and Gross, as managing members of Adage Capital Advisors, L.L.C., have shared power to vote the shares of common stock. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

In August 2020, 3,737,500 Founder Shares were issued to our Sponsor, Motion Acquisition LLC, in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In October 2020, our Sponsor surrendered 431,250 Founders Shares for no consideration, which resulted in the total number of Founders Shares outstanding decreasing to 3,306,250. In November 2020, an additional 431,250 Founders Shares were forfeited by the Sponsor and were canceled by the Company as a result of the underwriter waiving its over-allotment option for our Initial Public Offering. As a result of this forfeiture and cancellation, there are 2,875,000 Founders Shares currently outstanding, which represent 20.0% of the total number of common shares issued and outstanding.

Private Placement Warrants

Concurrent with the closing of our Initial Public Offering on October 19, 2020, the Sponsor purchased a total of 2,533,333 Private Placement Warrants for a purchase price of $1.50 per warrant, of $3,800,000 in the aggregate, in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Related Party Loans and Advances

Until the consummation of our Initial Public Offering, our only sources of liquidity were the $25,000 proceeds from the sale of Founder Shares to our Sponsor and a loan from our Sponsor of approximately $71,000 to cover certain Initial Public Offering costs and operating expenses. On October 19, 2020, we repaid the loan from our Sponsor in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Except as may be precluded by the terms of a business combination definitive agreement, up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they acquired in our Initial Public Offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Related Party Transaction Policy

Prior to the consummation of our Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, dated October 14, 2020, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our business combination, (i) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Andrew Flett, Mark Licht and Kyle Messman, who constitute a majority of board, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of Withum’s fees for the period from August 11, 2020 (inception) through December 31, 2020 (“Fiscal 2020”).

Audit Fees. Withumn’s fees for services performed in connection with our Initial Public Offering, the review of our Form 10-Q for the quarter ended September 30, 2020, and the audit of our Fiscal 2020 financial statements included in this Annual Report on Form 10-K were approximately $68,900.

Audit-Related Fees. Withum did not render any assurance and related services related to the performance of the audit or review of financial statements in Fiscal 2020.

Tax Fees. For Fiscal 2020, Withum did not render services for tax compliance, tax advice or tax planning in Fiscal 2020.

All Other Fees. For Fiscal 2020, there were no fees billed for products and services provided by Withum other than those set forth above.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number	Exhibit Description
2.1	Merger Agreement, dated as of March 8, 2021, by and among the Registrant, Motion Merger Sub Corp. and Ambulnz Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company dated October 14, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Letter Agreement between the Registrant and each of the Company’s Sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

10.2	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company dated October 14, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.3	Registration Rights Agreement between the Registrant and Motion Acquisition LLC dated October 14, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.4	Form of Subscription Agreement for Private Warrants (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.6	Administrative Services Agreement between the Registrant and Graubard Miller dated October 14, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.7	Form of Subscription Agreement for PIPE investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.8	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.10	Sponsor Agreement, dated as of March 8, 2021, by and among the Registrant, Ambulnz, Inc., and Motion Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

24	Power of Attorney (included in signature page).

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTION ACQUISITION CORP.

BY:	/s/ Michael Burdiek
	Name:	Michael Burdiek
	Title:	Chief Executive Officer

BY:	/s/ Richard Vitelle
	Name:	Richard Vitelle
	Title:	Chief Financial Officer

Dated March 30, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael Burdiek and Richard Vitelle his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ James Travers	Chairman	March 30, 2021
James Travers

/s/ Michael Burdiek	Chief Executive Officer	March 30, 2021
Michael Burdiek	(Principal Executive Officer)

/s/ Richard Vitelle	Chief Financial Officer	March 30, 2021
Richard Vitelle	(Principal Financial and Accounting Officer) and Secretary

/s/ Andrew Flett	Director	March 30, 2021
Andrew Flett

/s/ Mark Licht	Director	March 30, 2021
Mark Licht

/s/ Kyle Messman	Director	March 30, 2021
Kyle Messman