Form 10-K/A
period 2020-12-31
Motion Acquisition Corp.
filed 2021-05-28
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MOTION ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39618	85-2515483
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Documents Incorporated by Reference: None.

Motion Acquisition Corp.

Form 10-K/A for the Year Ended December 31, 2020

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Motion Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “report”) amends the Annual Report on Form 10-K of Motion Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Report”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet.

Since the date of their issuance in connection with our initial public offering on October 19, 2020 (the “IPO”) and until the date of the restatements, our warrants were reflected as a component of equity instead of liabilities on our balance sheet and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 14, 2020 (the “warrant agreement”), and our application of ASC 815-40 to the warrant agreement. After discussion, evaluation and consultation with management, our audit committee concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Prior to filing this report, in consultation with our audit committee, we concluded that our audited financial statements for the period from August 11, 2020 (inception) to December 31, 2020 (the “Affected Period”), should no longer be relied upon and should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. On May 10, 2021, our audit committee authorized management to restate its audited financial statements for the year ended December 31, 2020 (the “restatements”).

We are filing this report to include additional Risk Factors under Item 1A, a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and to incorporate the restatements in the Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the warrants that is reflected in this report.

The change in accounting for the warrants reflected in the restatements did not have any impact on our liquidity, cash flows, costs of operating our business or other non-cash adjustments during the Affected Period or during any other period for which financial information is included in this report. Our cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations during the Affected Period also were not affected.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Report are hereby amended and restated in their entirety. This report should be read in conjunction with our filings with the SEC subsequent to the Original Report, including amendments thereto.

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2, 32.1 and 32.2).

ii

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

iii

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 3,833,333 public warrants and 2,533,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 10, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended, December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our IPO and Private Placement on October 19, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing the SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuance on October 19, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our outstanding warrants were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.

In consultation with our audit committee, we concluded that our previously issued financial statements of the Affected Period should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash. In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the period affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such period were not effective with respect to the misclassification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 6,366,666 warrants in connection with our IPO and the Private Placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with our IPO and the Private Placement was determined using Monte Carlo simulations at the two measurement dates (October 19, 2020 and December 31, 2020).

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

For the period from August 11, 2020 (inception) through December 31, 2020, we had a net loss of $4,223,533 which was attributable to general and administrative expenses and formation costs. We will not be generating any revenue until the closing and completion of our initial business combination.

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $191,112 based on a relative fair value basis. For the period from August 11, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $3,883,670.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any lease obligations or purchase commitments, and we had no long-term liabilities other than the warrant liabilities of $9,040,670 and the deferred underwriting commission of $4,025,000 that is payable from the Trust Account upon consummating our initial business combination.

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

Redeemable Shares

All of the 11,500,000 Public Shares sold as part of our Initial Public Offering contain a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by recording offsetting adjustments to additional paid-in capital. At December 31, 2020, there were 11,500,000 Public Shares, of which 9,784,208 were recorded as redeemable shares and classified outside of permanent equity, and 1,715,792 were classified as Class A common stock in stockholders’ equity.

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants was determined using Monte Carlo simulations at the IPO date and at December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Motion Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Motion Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period August 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 28, 2021

MOTION ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

Assets:
Current Assets:
Cash	$878,653
Prepaid expenses	168,527
Other current assets	350
Total Current Assets	1,047,530

Cash and marketable securities held in Trust Account	115,020,078
Total Assets	$116,067,608

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,658
Franchise taxes payable	78,192
Other accrued liabilities	70,000
Total Current Liabilities	159,850

Warrant liabilities	9,040,670
Deferred underwriting commissions in connection with the initial public offering	4,025,000
Total Liabilities	13,225,520

Commitments and Contingencies
Class A common stock, 9,784,208 shares subject to possible redemption at $10.00 per share	97,842,080

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,715,792 shares issued and outstanding (excluding 9,784,208 shares subject to possible redemption)	172
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 shares issued and outstanding (1) (2)	288
Additional paid-in capital	9,223,081
Accumulated deficit	(4,223,533)
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$116,067,608

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4).

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Operating and formation costs	$168,829
Loss from operations	(168,829)

Other income (expense):
Interest earned on marketable securities held in Trust Account	20,078
Change in fair value of warrant liabilities	(3,883,670)
Offering expense associated with warrants recorded as liabilities	(191,112)
Total other income (expense)	(4,054,704)

Net loss	$(4,223,533)

Weighted average number of Class A common shares outstanding, basic and diluted	11,500,000

Basic and diluted net income per Class A common share	$0.00

Weighted average number of Class B common shares outstanding, basic and diluted	2,875,000

Basic and diluted net loss per Class B common share	$(1.48)

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4). These forfeited shares are excluded from weighted average Class B common shares outstanding.

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 11, 2020 (inception)		$-	-	$-	$-	$-	$-
Issuance of Class B common shares to Sponsor (1)			3,306,250	331	24,669	-	25,000
Sale of 11,500,000 Class A shares, net of underwriting discount, offering expenses, and fair value of public warrants	11,500,000	1,150			105,291,471		105,292,621
Excess cash received over fair value of private placement warrants					1,748,000		1,748,000
Forfeiture of Class B common stock (2)			(431,250)	(43)	43		-
Class A common shares subject to possible redemption	(9,784,208)	(978)			(97,841,102)		(97,842,080)
Net loss		-	-	-	-	(4,223,533)	(4,223,533)
Balance – December 31, 2020	1,715,792	$172	2,875,000	$288	$9,223,081	$(4,223,533)	$5,000,008

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4).

The accompanying notes are an integral part of these financial statements.

MOTION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,223,533)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,078)
Offering costs allocable to warrant liabilities	191,112
Change in fair value of warrant liabilities	3,883,670
Changes in operating assets and liabilities:
Prepaid expenses	(168,527)
Other current assets	(350)
Accounts payable	11,658
Franchise taxes payable	78,192
Net cash used in operating activities	(247,856)

Cash flow from investing activities:
Deposit of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash flow from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	3,800,000
Proceeds from related party note payable	71,473
Repayment of related party note payable	(71,473)
Payment of offering costs	(373,491)
Net cash provided by financing activities	116,126,509

Net change in cash	878,653
Cash - beginning of the period	-
Cash - end of the period	$878,653

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Offering costs included in other accrued liabilities	$70,000
Deferred underwriting fees charged to additional paid-in capital	$4,025,000
Initial classification of Class A common shares subject to possible redemption	$101,947,620
Change in value of Class A common shares subject to possible redemption	$(4,105,540)

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

Proposed Business Combination

On March 8, 2021, the Company entered into a merger agreement with Ambulnz, Inc. The proposed business combination is subject to the approval of both companies’ stockholders, obtaining the required regulatory approvals, and the fulfillment of other conditions. See Note 11 for a further description of this proposed business combination.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2020. On October 19, 2020, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $6.7 million, inclusive of $4.0 million in deferred underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $3.8 million (Note 5).

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,725,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. In November 2020, the underwriter advised the Company that it had elected to not exercise the over-allotment option (Note 4).

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

The Company, having signed a definitive agreement for an initial business combination (Note 11), will either (i) seek stockholder approval of the business combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the business combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such redeemable common stock was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Except as required by applicable law, the decision as to whether the Company will seek stockholder approval of the business combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Company’s initial business combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company has reclassified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash balance, loss from operations or cash flows.

Following is a summary of the effects of the restatements on previously issued financial statements:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 19, 2020 (audited)
Warrant liabilities	$—	$5,157,000	$5,157,000
Class A common stock subject to possible redemption	107,104,620	(5,157,000)	101,947,620
Class A common stock	79	52	131
Additional paid-in capital	5,004,204	191,060	5,195,264
Accumulated deficit	(4,608)	(191,112)	(195,720)

Balance sheet as of December 31, 2020 (audited)
Warrant liabilities	$—	$9,040,670	$9,040,670
Class A common stock subject to possible redemption	106,882,750	(9,040,670)	97,842,080
Class A common stock	81	91	172
Additional paid-in capital	5,148,390	4,074,691	9,223,081
Accumulated deficit	(148,751)	(4,074,782)	(4,223,533)

Statement of Operations for the period from August 11, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	$3,883,670	$3,883,670
Offering expense associated with warrant liabilities	—	191,112	191,112
Net loss	(148,751)	(4,074,782)	(4,223,533)
Basic and diluted net loss per share, Class B common stock	(0.06)	(1.42)	(1.48)

Statement of Cash Flows for the period from August 11, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(148,751)	$(4,074,782)	$(4,223,533)
Offering costs allocable to warrant liabilities	—	191,112	191,112
Change in fair value of warrant liabilities	—	3,883,670	3,883,670
Initial classification of Class A common shares subject to possible redemption	107,104,620	(5,157,000)	101,947,620
Change in value of Class A common shares subject to possible redemption	(221,870)	(3,883,670)	(4,105,540)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and
Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and for the period from August 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company accounts for its 6,366,666 common stock warrants issued in connection with its initial public offering (3,833,333) and Private Placement (2,533,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the initial public offering and Private Placement was determined using Monte Carlo simulations at the initial public offering date (October 19, 2020) and at December 31, 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Public Warrants and Private Placement Warrants has been charged to expense, and the portion of offering costs allocated to the public Class A common stock shares has been charged to Additional Paid-in Capital. On December 31, 2020, offering costs totaled $6,793,491 (consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $468,491 of other offering costs), of which $191,112 was charged to expense and $6,602,379 was charged to Additional Paid-in Capital.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of approximately 6,367,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of undistributed trust earnings but do not share in the Company’s net losses. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the undistributed interest income earned on investments held in the Trust Account of $20,078 by the weighted average number of Class A shares outstanding since original issuance, and net loss per share for Class B common stock is calculated by dividing the net loss of $4,243,607, adjusted for income allocated to the Class A shares of $20,078, by the weighted average number of Class B shares outstanding during the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,533,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $3,800,000 million in the Private Placement, of which $2,052,000 was included in warrant liabilities at the initial public offering date and $1,748,000 was recorded as Additional Paid-In Capital. Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. After giving effect to the separation of all Units into the constituent Class A common shares and fractional warrants, there would be 3,833,333 Public Warrants outstanding before giving effect to the reduction resulting from not issuing fractional warrants upon separation of Units. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial business combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Class A Common Stock—The Company is authorized to issue 50,000,000 shares of Class A common stock with a par shares value of $0.0001 per share. At December 31, 2020, there were 1,715,792 shares of Class A common stock issued and outstanding, excluding 9,784,208 shares of Class A common stock subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, there were 3,833,333 Public Warrants and 2,533,333 Private Placement Warrants outstanding. The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Warrant Liabilities – Public Warrants	$5,443,335	$-	$-	$5,443,335
Warrant Liabilities – Private Warrants	$3,597,335	$-	$-	$3,597,335

The Company utilized a Monte Carlo simulation model to value the warrants at the initial public offering date (October 19, 2020) and December 31, 2020, with changes in fair value subsequent to October 19, 2020 recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period from August 11, 2020 (inception) to December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At October 19, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$--	$10.15
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	16.3%	21.2%
Risk-free rate	0.34%	0.34%
Dividend yield	0.0%	0.0%
Probability of completing a Business Combination	70.0%	70.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Total Warrant Liabilities
Fair value as of August 11, 2020 (inception)	$—	$—	$—
Initial measurement on October 19, 2020	3,105,000	2,052,000	5,157,000
Change in fair value recognized in earnings	2,338,335	1,545,335	3,883,670
Fair value as of December 31, 2020	$5,443,335	$3,597,335	$9,040,670

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10. INCOME TAXES

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

A reconciliation of the statutory income tax rate to the Company’s effective tax rate for the period from August 11, 2020 (inception) to December 31, 2020 is as follows:

Tax benefit at statutory federal income tax rate	(21.0%)
Permanent book/tax difference	20.3%
Valuation allowance	0.7%
Income tax provision (benefit)	0.0%

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the audited financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustment to or disclosure in the financial statements other than as described below and in Note 2 – Restatement of Previously Issued Financial Statements..

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

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 10, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 10, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number	Exhibit Description
2.1	Merger Agreement, dated as of March 8, 2021, by and among the Registrant, Motion Merger Sub Corp. and Ambulnz Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company dated October 14, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

4.5***	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Letter Agreement between the Registrant and each of the Company’s Sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

10.2	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company dated October 14, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.3	Registration Rights Agreement between the Registrant and Motion Acquisition LLC dated October 14, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.4	Form of Subscription Agreement for Private Warrants (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.6	Administrative Services Agreement between the Registrant and Graubard Miller dated October 14, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.7	Form of Subscription Agreement for PIPE investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.8	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.10	Sponsor Agreement, dated as of March 8, 2021, by and among the Registrant, Ambulnz, Inc., and Motion Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).

24	Power of Attorney (included in signature page).

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

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

Dated May 28, 2021

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

Name	Position	Date

/s/ James Travers	Chairman	May 28, 2021
James Travers

/s/ Michael Burdiek	Chief Executive Officer	May 28, 2021
Michael Burdiek	(Principal Executive Officer)

/s/ Richard Vitelle	Chief Financial Officer	May 28, 2021
Richard Vitelle	(Principal Financial and Accounting Officer) and Secretary

/s/ Andrew Flett	Director	May 28, 2021
Andrew Flett

/s/ Mark Licht	Director	May 28, 2021
Mark Licht

/s/ Kyle Messman	Director	May 28, 2021
Kyle Messman