Form 10-Q
period 2021-03-31
Motion Acquisition Corp.
filed 2021-06-03
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

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

As of June 1, 2021, 11,500,000 Class A common stock, par value $0.0001 per share, and 2,875,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOTION ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

i

Item 1. Financial Statements

MOTION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$498,817	$878,653
Prepaid expenses	223,447	168,527
Other current assets	350	350
Total Current Assets	722,614	1,047,530

Investments held in Trust Account	115,003,350	115,020,078
Total Assets	$115,725,964	$116,067,608

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$64,008	$11,658
Franchise tax payable	50,000	78,192
Other accrued liabilities	70,000	70,000
Total Current Liabilities	184,008	159,850

Deferred underwriting commissions in connection with initial public offering	4,025,000	4,025,000
Warrant liabilities	6,685,000	9,040,670
Total Liabilities	10,894,008	13,225,520

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 9,983,195 and 9,784,208 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	99,831,950	97,842,080

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,516,805 and 1,715,792 shares issued and outstanding (excluding 9,983,195 and 9,784,208 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	152	172
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	288	288
Additional paid-in capital	7,233,231	9,223,081
Accumulated deficit	(2,233,665)	(4,223,533)
Total Stockholders’ Equity	5,000,006	5,000,008
Total Liabilities and Stockholders’ Equity	$115,725,964	$116,067,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$382,816
Loss from operations	(382,816)

Other income:
Interest earned on marketable securities held in Trust Account	17,014
Change in fair value of warrant liabilities	2,355,670
Total other income	2,372,684

Net income	$1,989,868

Weighted average number of Class A common shares outstanding, basic and diluted	11,500,000

Basic and diluted net income per Class A common share	$0.00

Weighted average number of Class B common shares outstanding, basic and diluted	2,875,000

Basic and diluted net income per Class B common share	$0.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	1,715,792	$172	2,875,000	$288	$9,223,081	$(4,223,533)	$5,000,008
Class A common shares subject to possible redemption	(198,987)	(20)			(1,989,850)		(1,989,870)
Net income	-					1,989,868	1,989,868

Balance – March 31, 2021	1,516,805	$152	2,875,000	$288	$7,233,231	$(2,233,665)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash flows from operating activities:
Net income	$1,989,868
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,014)
Change in fair value of warrant liabilities	(2,355,670)
Changes in operating assets and liabilities:
Prepaid expenses	(54,920)
Accounts payable	52,350
Franchise taxes payable	(28,192)
Net cash used in operating activities	(413,578)

Cash flows from investing activities:
Interest released from Trust Account	33,742
Net cash provided by investing activities	33,742

Net decrease in cash	(379,836)

Cash - beginning of the period	878,653
Cash - end of the period	$498,817

Supplemental disclosure of noncash activities:
Change in value of Class A common shares subject to possible redemption	$1,989,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTION ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

Organization and General

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

Sponsor and Financing

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the business combination; (ii) the redemption of any of Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s amended and restated certificate of incorporation prior to an initial business combination and (iii) the redemption of 100% of the Public Shares if the Company does not complete a business combination within 24 months from the closing of the Initial Public Offering.

Proposed Business Combination

On March 8, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Ambulnz, Inc. dba DocGo (“DocGo”) pursuant to which DocGo would merge with a newly incorporated subsidiary (“Merger Sub”) of the Company (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company. The Merger is expected to be consummated following the receipt of required approval by the stockholders of the Company and DocGo, required regulatory approvals, and the fulfillment of other conditions.

Upon consummation of the Merger, DocGo stockholders will receive 83,600,000 shares of the Company’s Class A common stock as consideration and up to 5,000,000 additional shares of the Company’s Class A common stock as earn-out consideration issuable in the future upon attainment of certain specified stock price conditions. In addition, substantially concurrently with, and contingent upon, the consummation of the Merger, 12,500,000 shares of the Company’s Class A common stock will be purchased at a price of $10.00 per share by certain third-party investors (collectively, the “PIPE Investors”), for a total aggregate purchase price of $125,000,000 (the “PIPE Investment”). The proceeds of the PIPE Investment, together with the amounts remaining in the Company’s trust account will be retained by DocGo upon the consummation of the Merger.

Refer to the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 for additional information on the proposed Merger with DocGo and the associated PIPE Investment.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $499,000 of cash in its operating account and approximately $539,000 of working capital.

Until the time of the Company’s Initial Public Offering on October 19, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chief Executive Officer to fund certain offering costs in exchange for the issuance of the Founder Shares (as defined below) to the Sponsor, and advances to the Company from the Sponsor of approximately $71,000 under a related party note payable (the “Note Payable”) (see Note 4) to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through March 31, 2021, the liquidity needs have been satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note Payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, no Working Capital Loans have been made.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable and to consummate our initial business combination.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 28, 2021.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of March 31, 2021. Merger Sub had no assets or liabilities as of March 31, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for its 6,366,666 common stock warrants issued in connection with its initial public offering (3,833,333) and Private Placement (2,533,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of Public Warrants and Private Placement Warrants was determined using a Monte Carlo simulation at December 31, 2020, and was determined by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market at March 31, 2021.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to each class of stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 6,366,666 shares of Class A common stock at an exercise price of $11.50 per share in the calculation of diluted earnings per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of undistributed trust earnings but do not otherwise share in the Company’s net income or loss. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the undistributed investment income earned on assets held in the Trust Account by the weighted average number of Class A shares outstanding since original issuance, and net income (loss) per share for Class B common stock is calculated by dividing the net income (loss), adjusted for income allocated to the Class A shares, by the weighted average number of Class B shares outstanding during the period.

The following table reflects the calculation of basic and diluted net income (loss) per share:

Three Months
Ended
March 31,
2021
Class A common stock
Numerator: Income attributable to Class A common stock
Undistributed investment income earned on marketable securities held in Trust Account	$3,350
Investment income attributable to Class A common stock	$3,350
Denominator: Weighted average Class A common shares outstanding
Divided by basic and diluted weighted average shares outstanding, Class A common stock	÷ 11,500,000
Basic and diluted net income per share, Class A common Stock	$0.00
Class B common stock
Numerator: Net income minus undistributed investment income
Net income	$1,989,868
Less: Investment income attributable to Class A common stock	(3,350)
Net income applicable to Class B common stock	$1,986,518
Denominator: Weighted average Class B common shares outstanding
Divided by basic and diluted weighted average shares outstanding, Class B common stock	÷ 2,875,000
Basic and diluted net income per share, Class B common Stock	$0.69

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Because the future realization of tax benefits is not considered to be more likely than not, the Company provided a full valuation allowance for the deferred tax assets at March 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Related Party Transactions

Founder Shares

On August 12, 2020, the Company’s Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 3,737,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), issued to the Sponsor. On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,737,500 to 3,306,250. All shares and associated amounts were retroactively restated to reflect the share surrender. On November 16, 2020, the underwriter advised the Company that it would not exercise its over-allotment option to purchase additional shares, and consequently 431,250 Class B common shares were forfeited, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000 such that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Related Party Loans

On August 18, 2020, the Sponsor agreed to loan the Company up to an aggregate of $150,000 pursuant to an unsecured Note Payable to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $71,000 under the Note Payable. The Company fully repaid the Note Payable on October 19, 2020, and there were no related party loans outstanding at March 31, 2021 or December 31, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Except as may be precluded by the terms of a business combination definitive agreement, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. No Working Capital Loans were outstanding at March 31, 2021 or December 31, 2020.

Note 5 – Commitments and Contingencies

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

Underwriting Agreement

Pursuant to the underwriting agreement for the Initial Public Offering, $0.35 per unit, or $4.0 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement

Note 6 – Warrant Liabilities

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

The Warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except for the Private Placement Warrants):

➤	in whole and not in part;

➤	at a price of $0.01 per Warrant;

➤	upon a minimum of 30 days’ prior written notice of redemption; and

➤	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Commencing ninety days after the Warrants become exercisable, the Company may redeem the outstanding Warrants:

➤	in whole and not in part;

➤	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A common stock;

➤	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders;

➤	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

➤	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial business combination) issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Note 7 – Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 50,000,000 shares of Class A common stock with a par shares value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 11,500,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 9,983,195 and 9,784,208 were subject to possible redemption at March 31, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 13, 2020, the Company issued 3,737,500 Class B common shares to the Sponsor. On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,737,500 to 3,306,250. All shares and associated per share amounts were retroactively restated to reflect this share surrender. On November 16, 2020, the underwriter advised the Company that it would not exercise its over-allotment option to purchase additional shares, and consequently 431,250 Class B common shares were forfeited such that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. Accordingly, as of March 31, 2021 and December 31, 2020, 2,875,000 shares of Class B common stock were issued and outstanding.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$115,003,350	$—	$—	$115,003,350
Liabilities:
Public Warrant liabilities	$4,025,000	$—	$—	$4,025,000
Private Placement Warrant liabilities	—	2,660,000	—	2,660,000
Total Warrant liabilities	$4,025,000	$2,660,000	$—	$6,685,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$115,024,797	$—	$—	$115,024,797
Liabilities:
Public Warrant liabilities	$—	$—	$5,443,335	$5,443,335
Private Placement Warrant liabilities	—	—	3,597,335	3,597,335
Total Warrant liabilities	$—	$—	$9,040,670	$9,040,670

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public Warrants and Private Placement Warrants at December 31, 2020, and used the quoted price of the Public Warrants on the Nasdaq Stock Market at March 31, 2021 to estimate the fair value of both the Public Warrants and Private Placement Warrants at that date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. At March 31, 2021, the fair value of the Public Warrant liabilities was reclassified from Level 3 to Level 1, and the fair value of the Private Placement Warrants was reclassified from Level 3 to Level 2.

The following table presents the changes in the fair value of Warrant liabilities during the three months ended March 31, 2021:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 31, 2020	$5,443,335	$3,597,335	$9,040,670

Change in fair value recognized in earnings	(1,418,335)	(937,335)	(2,355,670)

Fair value as of March 31, 2021	$4,025,000	$2,660,000	$6,685,000

Note 9 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued required potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Motion Acquisition Corp.,” “Motion,” “our,” “us” or “we” refer to Motion Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation on August 11, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 19, 2021, we consummated our Initial Public Offering, which is summarized in Note 3 to the accompanying unaudited condensed consolidated financial statements and is more fully described in our Form 10-K/A that was filed with the SEC on May 28, 2021.

As more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements, on March 8, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Ambulnz, Inc. dba DocGo (“DocGo”) pursuant to which DocGo would merge with a newly incorporated subsidiary of the Company (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company. The Merger is expected to be consummated following the receipt of required approval by the stockholders of the Company and DocGo, required regulatory approvals, and the fulfillment of other conditions.

Our amended and restated certificate of incorporation provides that we have until October 19, 2022 (24 months from the closing of our Initial Public Offering) to complete our initial business combination. If we are unable to complete our initial business combination within such period and stockholders do not otherwise approve an amendment to our charter to extend such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $499,000 of cash in our operating bank account and approximately $539,000 of working capital.

Until the time of our Initial Public Offering on October 19, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Chief Executive Officer to fund certain offering costs in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor, and advances to us from our Sponsor of approximately $71,000 under a related party note payable to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through March 31, 2021, our liquidity needs have been satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. We fully repaid the note payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide us with Working Capital Loans. As of March 31, 2021, there were no Working Capital Loans outstanding.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable and to consummate our initial business combination.

Results of Operations

Our entire activity since inception up to March 31, 2021 has been in preparation for our formation, our Initial Public Offering, and, since the closing of our Initial Public Offering, the search for business combination candidates and negotiating the terms of a merger with our selected target company. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2021, we had net income of approximately $2.0 million, which consisted of a non-operating gain of approximately $2.4 million arising from the change in fair value of warrant liabilities, partially offset by approximately $0.4 million in general and administrative expenses.

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

Commitments and Other Obligations

As of March 31, 2021, we did not have any lease obligations or purchase commitments, and we had no long-term liabilities other than the warrant liabilities of $6,685,000 and the deferred underwriting commission of $4,025,000 that is payable from the Trust Account upon consummating our initial business combination.

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

Redeemable Shares

All of the 11,500,000 Public Shares sold as part of our Initial Public Offering contain a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by recording offsetting adjustments to additional paid-in capital. At March 31, 2021, there were 11,500,000 Public Shares outstanding, of which 9,983,195 were recorded as redeemable shares and classified outside of permanent equity, and 1,516,805 were classified as Class A common stock in stockholders’ equity.

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants was determined using Monte Carlo simulations at the IPO date and at December 31, 2020, and by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market at March 31, 2021.

Net Income (Loss) per Common Share:

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of undistributed trust earnings but do not otherwise share in the Company’s net income or loss. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the undistributed interest income earned on investments held in the Trust Account by the weighted average number of Class A shares outstanding since original issuance, and net income (loss) per share for Class B common stock is calculated by dividing the net income (loss), adjusted for income allocated to the Class A shares, by the weighted average number of Class B shares outstanding during the period.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 28, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,725,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 16, 2020, the underwriter advised the Company that it would not exercise the over-allotment option.

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

Dated: June 3, 2021	MOTION ACQUISITION CORP.

	By:	/s/ Rick Vitelle
	Name:	Rick Vitelle
	Title:	Chief Financial Officer