Form 10-Q
period 2021-06-30
Motion Acquisition Corp.
filed 2021-08-11
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, 11,500,000 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

MOTION ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

i

Item 1. Financial Statements

MOTION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$234,160	$878,653
Prepaid expenses and other current assets	222,896	168,877
Total Current Assets	457,056	1,047,530

Investments held in Trust Account	115,007,460	115,020,078
Total Assets	$115,464,516	$116,067,608

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$25,052	$11,658
Franchise tax payable	68,743	78,192
Other accrued liabilities	70,000	70,000
Total Current Liabilities	163,795	159,850

Deferred underwriting commissions in connection with initial public offering	4,025,000	4,025,000
Warrant liabilities	9,486,332	9,040,670
Total Liabilities	13,675,127	13,225,520

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 9,678,938 and 9,784,208 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	96,789,380	97,842,080

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,821,062 and 1,715,792 shares issued and outstanding (excluding 9,678,938 and 9,784,208 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	182	172
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	288	288
Additional paid-in capital	10,275,771	9,223,081
Accumulated deficit	(5,276,232)	(4,223,533)
Total Stockholders’ Equity	5,000,009	5,000,008
Total Liabilities and Stockholders’ Equity	$115,464,516	$116,067,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$245,345	$628,161
Loss from operations	(245,345)	(628,161)

Other income (expense):
Interest earned on investments held in Trust Account	4,110	21,124
Change in fair value of warrant liabilities	(2,801,332)	(445,662)
Total other income (expense)	(2,797,222)	(424,538)

Net loss	$(3,042,567)	$(1,052,699)

Weighted average number of Class A common shares outstanding, basic and diluted	11,500,000	11,500,000

Basic and diluted net income (loss) per Class A common share	$0.00	$0.00

Weighted average number of Class B common shares outstanding, basic and diluted	2,875,000	2,875,000

Basic and diluted net loss per Class B common share	$(1.06)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	1,715,792	$172	2,875,000	$288	$9,223,081	$(4,223,533)	$5,000,008
Class A common shares subject to possible redemption	(198,987)	(20)			(1,989,850)		(1,989,870)
Net income	-					1,989,868	1,989,868
Balance – March 31, 2021	1,516,805	152	2,875,000	288	7,233,231	(2,233,665)	5,000,006
Class A common shares subject to possible redemption	304,257	30			3,042,540		3,042,570
Net loss						(3,042,567)	(3,042,567)
Balance – June 30, 2021	1,821,062	$182	2,875,000	$288	$10,275,771	$(5,276,232)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 MOTION ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash flows from operating activities:
Net loss	$(1,052,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(21,124)
Change in fair value of warrant liabilities	445,662

Changes in operating assets and liabilities:
Prepaid expenses	(53,719)
Other current assets	(300)
Accounts payable	13,394
Franchise taxes payable	(9,449)
Net cash used in operating activities	(678,235)

Cash flows from investing activities:
Interest released from Trust Account	33,742
Net cash provided by investing activities	33,742

Net decrease in cash	(644,193)

Cash - beginning of the period	878,653
Cash - end of the period	$234,160

Supplemental disclosure of noncash activities:
Change in value of Class A common shares subject to possible redemption	$(1,052,700)

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

Sponsor and Financing

The Company’s sponsor is Motion Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2020. On October 19, 2020, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares” and with respect to the warrants included in the Units, the “Public Warrants”) at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $6.7 million, inclusive of $4.0 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $3.8 million (Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the business combination; (ii) the redemption of any of Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s amended and restated certificate of incorporation prior to an initial business combination and (iii) the redemption of 100% of the Public Shares if the Company does not complete a business combination within 24 months from the closing of the Initial Public Offering (such 24 month period, the “Combination Period”).

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

Upon consummation of the Merger, DocGo stockholders will receive 83,600,000 shares of the Company’s Class A common stock as consideration and up to 5,000,000 additional shares of the Company’s Class A common stock as earn-out consideration issuable in the future upon attainment of certain specified stock price conditions. In addition, substantially concurrently with, and contingent upon, the consummation of the Merger, 12,500,000 shares of the Company’s Class A common stock will be purchased at a price of $10.00 per share by certain third-party investors (collectively, the “PIPE Investors”), for a total aggregate purchase price of $125,000,000 (the “PIPE Investment”). After giving effect to placement agents’ fees in the aggregate amount of $4,375,000, the net proceeds of the PIPE Investment of $120,625,000, together with the amounts remaining in the Company’s trust account, will be retained by DocGo upon the consummation of the Merger.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $234,000 of cash in its operating account and approximately $293,000 of working capital.

Until the time of the Company’s Initial Public Offering on October 19, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chief Executive Officer to fund certain offering costs in exchange for the issuance of the Founder Shares (as defined below) to the Sponsor, and advances to the Company from the Sponsor of approximately $71,000 under a related party note payable (the “Note Payable”) (see Note 4) to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through June 30, 2021, the liquidity needs have been satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note Payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). To date, no Working Capital Loans have been made.

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

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of June 30, 2021. Merger Sub had no assets or liabilities as of June 30, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for its 6,366,666 warrants issued in connection with its Initial Public Offering (3,833,333 Public Warrants) and Private Placement (2,533,333 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of Public Warrants and Private Placement Warrants at December 31, 2020 was determined using a Monte Carlo simulation, and at June 30, 2021 was determined by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 9,678,938 and 9,784,208 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to each class of stockholders by the weighted average number of shares of common stock outstanding during the periods. The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of trust earnings net of income tax and franchise tax expense, but do not otherwise share in the Company’s net income or loss. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the investment income earned on assets held in the Trust Account net of income and franchise taxes expense, by the weighted average number of Class A shares outstanding since original issuance, and net income (loss) per share for Class B common stock is calculated by dividing the net income (loss), adjusted for investment income allocated to the Class A shares net of taxes, by the weighted average number of Class B shares outstanding during the period. For all periods presented, franchise tax expense exceeded trust investment income, so no net income was allocable to the Class A common shares.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock
Numerator: Income attributable to Class A common stock
Investment income earned on marketable securities held in Trust Account	$4,110	$21,124
Less applicable Delaware franchise tax expense	(4,110)	(21,124)
Investment income attributable to Class A common stock	$0	$0
Denominator: Weighted average Class A common shares outstanding
Divided by basic and diluted weighted average shares outstanding, Class A common stock	11,500,000	11,500,000
Basic and diluted net income per share, Class A common Stock	$0.00	$0.00
Class B common stock
Numerator: Net loss excluding investment income attributable to Class A shares
Net loss	$(3,042,567)	$(1,052,699)
Investment income attributable to Class A common stock	0	0
Net loss applicable to Class B common stock	$(3,042,567)	$(1,052,699)

Denominator: Weighted average Class B common shares outstanding
Divided by basic and diluted weighted average shares outstanding, Class B common stock	2,875,000	2,875,000

Basic and diluted net loss per share, Class B common stock	$(1.06)	$(0.37)

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Because the future realization of tax benefits is not considered to be more likely than not, the Company provided a full valuation allowance for the deferred tax assets at June 30, 2021 and December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value, and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment under certain circumstances.

Note 4 – Related Party Transactions

Founder Shares

On August 12, 2020, the Company’s Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 3,737,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), issued to the Sponsor. On October 14, 2020, the Sponsor effected a surrender of 431,250 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 3,737,500 to 3,306,250. All shares and associated amounts were retroactively restated to reflect the share surrender. On November 16, 2020, the underwriter advised the Company that it would not exercise its over-allotment option to purchase additional shares, and consequently 431,250 Founder Shares were forfeited, resulting in a decrease in the total number of shares of Class B common stock outstanding from 3,306,250 to 2,875,000 such that the Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,533,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3.8 million in the Private Placement.  Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants (and the Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial business combination (subject to certain exceptions).

Related Party Loans

On August 18, 2020, the Sponsor agreed to loan the Company up to $150,000 pursuant to an unsecured Note Payable to cover expenses related to the Initial Public Offering, pursuant to which the Company borrowed approximately $71,000. This loan was payable without interest upon the completion of the Initial Public Offering. The Company fully repaid the Note Payable on October 19, 2020, and this credit facility is no longer in effect. There were no related party loans outstanding at June 30, 2021 or December 31, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Except as may be precluded by the terms of a business combination definitive agreement, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. No Working Capital Loans were outstanding at June 30, 2021 or December 31, 2020.

Note 5 – Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the healthcare industry, which its target company operates in, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

Pursuant to the underwriting agreement for the Initial Public Offering, $0.35 per unit, or $4.0 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Other Commitments and Obligations

As of June 30, 2021, the Company did not have any lease obligations or purchase commitments, and it had no long-term liabilities other than the warrant liabilities of $9.5 million and the deferred underwriting commission of $4.0 million that is payable from the Trust Account upon consummating the initial business combination. In addition, upon consummation of the Merger described herein, the Company would be obligated to pay an M&A advisory fee to Barclays Capital Markets Inc. from the Trust Account in the amount of approximately $14.2 million.

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

The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees and (3) the Sponsor and its permitted transferees have certain registration rights related to the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants). If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 7 – Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 50,000,000 shares of Class A common stock with a par shares value of $0.0001 per share. June 30, 2021 and December 31, 2020, there were 11,500,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 9,678,938 and 9,784,208 were subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, 2,875,000 shares of Class B common stock were issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination, or earlier at the option of the holder, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial business combination (including pursuant to a specified future issuance), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial business combination).  The Sponsor waived such anti-dilution adjustments in connection with the proposed business combination with DocGo.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund holding solely U.S. Treasury Securities	$115,007,460	$—	$—	$115,007,460
Liabilities:
Public Warrant liabilities	$5,711,666	$—	$—	$5,711,666
Private Placement Warrant liabilities	—	3,774,666	—	3,774,666
Total Warrant liabilities	$5,711,666	$3,774,666	$—	$9,486,332

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$115,024,797	$—	$—	$115,024,797
Liabilities:
Public Warrant liabilities	$—	$—	$5,443,335	$5,443,335
Private Placement Warrant liabilities	—	—	3,597,335	3,597,335
Total Warrant liabilities	$—	$—	$9,040,670	$9,040,670

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public Warrants and Private Placement Warrants at December 31, 2020, and used the quoted price of the Public Warrants on the Nasdaq Stock Market at June 30, 2021 to estimate the fair value of both the Public Warrants and Private Placement Warrants at that date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Effective March 31, 2021, the fair value of the Public Warrant liabilities was reclassified from Level 3 to Level 1, and the fair value of the Private Placement Warrants was reclassified from Level 3 to Level 2.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The following table presents the changes in the fair value of warrant liabilities measured using Level 3 inputs during the six months ended June 30, 2021:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 31, 2020	$5,443,335	$3,597,335	$9,040,670

Transfers to Levels 1 and 2	(5,443,335)	(3,597,335)	(9,040,670)

Fair value as of June 30, 2021	$0	$0	$0

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

Overview

We are a blank check company incorporated as a Delaware corporation on August 11, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 19, 2020, we consummated our initial public offering (“Initial Public Offering”) of units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares” and with respect to the warrants included in the Units, the “Public Warrants”) and simultaneous private placement (“Private Placement”) of warrants (“Private Placement Warrants”), which is summarized in Note 3 to the accompanying unaudited condensed consolidated financial statements. Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee.

As more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements, on March 8, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Ambulnz, Inc. dba DocGo (“DocGo”) pursuant to which DocGo would merge with and into a newly incorporated subsidiary of the Company (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company. The Merger is expected to be consummated following the receipt of required approval by the stockholders of the Company and DocGo, required regulatory approvals, and the fulfillment of other conditions. Concurrently with the execution of the Merger Agreement, we entered into a series of subscription agreements with accredited investors providing for the purchase by such investors of an aggregate of 12,500,000 shares of Class A common stock at a price per share of $10.00, for gross proceeds of $125 million (collectively, the “PIPE”). The closing of the PIPE is conditioned upon the consummation of the Merger.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $234,000 of cash in our operating bank account and approximately $293,000 of working capital.

Until the time of our Initial Public Offering on October 19, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Chief Executive Officer to fund certain offering costs in exchange for the issuance of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) to Motion Acquisition LLC, a Delaware limited liability company (the “Sponsor”), and advances to us from our Sponsor of approximately $71,000 under a related party note payable to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through June 30, 2021, our liquidity needs have been satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. We fully repaid the note payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide us with loans (“Working Capital Loans”). As of June 30, 2021, there were no Working Capital Loans outstanding.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable and to consummate our initial business combination.

Results of Operations

Our entire activity since inception up to June 30, 2021 has been in preparation for our formation, our Initial Public Offering, and, since the closing of our Initial Public Offering, the search for business combination candidates and negotiating the terms of a merger with our selected target company. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2021, we had a net loss of approximately $3.0 million, which included a non-operating loss of approximately $2.8 million arising from the change in fair value of warrant liabilities and general and administrative expenses totaling approximately $0.2 million.

For the six months ended June 30, 2021, we had a net loss of approximately $1.1 million, which included a non-operating loss of approximately $0.4 million arising from the change in fair value of warrant liabilities and general and administrative expenses totaling approximately $0.6 million.

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

Commitments and Other Obligations

As of June 30, 2021, we did not have any lease obligations or purchase commitments, and we had no long-term liabilities other than the warrant liabilities of $9.5 million and the deferred underwriting commission of $4.0 million that is payable from the Trust Account upon consummating our initial business combination. In addition, upon consummation of the Merger described herein, we would be obligated to pay an M&A advisory fee to Barclays Capital Inc. from the Trust Account in the amount of approximately $14.2 million.

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

Redeemable Shares

All of the 11,500,000 Public Shares sold as part of our Initial Public Offering contain a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by recording offsetting adjustments to additional paid-in capital. At June 30, 2021, there were 11,500,000 Public Shares outstanding, of which 9,678,938 were recorded as redeemable shares and classified outside of permanent equity, and 1,821,062 were classified as Class A common stock in stockholders’ equity.

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering and Private Placement in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants was determined using Monte Carlo simulations at the Initial Public Offering date and at December 31, 2020, and by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market at March 31, 2021 and June 30, 2021.

Net Income (Loss) per Common Share:

In accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), shares of Class A common stock are treated as participating securities because such shares are entitled to a pro rata share of trust earnings net of income tax and franchise tax expense, but do not otherwise share in the Company’s net income or loss. Consequently, net income (loss) per share is calculated using the two-class method prescribed by ASC 260. Pursuant to this method, net income per share for Class A common stock is calculated by dividing the interest income earned on investments held in the Trust Account net of income and franchise taxes expense, by the weighted average number of shares of Class A common stock outstanding since original issuance, and net income (loss) per share for Class B common stock is calculated by dividing the net income (loss), adjusted for investment income allocated to the Class A shares net of taxes, by the weighted average number of shares of Class B common stock outstanding during the period.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not deemed to be effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 28, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken in response to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 28, 2021, which included expanding and improving our review process for complex securities and related accounting standards. As of June 30, 2021, the Company was still evaluating the effectiveness of the aforementioned remediation steps that have been implemented.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2021	MOTION ACQUISITION CORP.

	By:	/s/ Rick Vitelle
	Name:	Rick Vitelle
	Title:	Chief Financial Officer