Form 10-Q
period 2021-09-30
DocGo Inc.
filed 2021-11-15
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

DOCGO INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39618	85-2515483
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

35 West 35th Street, Floor 6

New York, New York 10001

(Address of Principal Executive Offices) (Zip Code)

(844) 443-6246

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DCGO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	DCGO W	The Nasdaq Stock Market LLC

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

As of November 15, 2021, 100,069,438 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On November 5, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (the “Report”) relates, Motion Acquisition Corp. (the “Company” or, prior to the closing of the Business Combination (as defined below), sometimes referred to herein as “Motion”) consummated the previously announced business combination following meeting of its stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Ambulnz, Inc., a Delaware corporation (“Ambulnz”).

As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 (the “Prospectus”), Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).  The Merger became effective on November 5, 2021 (the “Closing”).  In connection with the Closing, the Company filed a Second Amended and Restated Certificate of Incorporation in Delaware which, among other things, changed its name from Motion Acquisition Corp. to DocGo Inc.

 Unless stated otherwise, this report contains information about Motion before the Closing of the Business Combination. This report covers a period prior to the Closing of the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to Motion before the Closing of the Business Combination, unless the context suggests otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

DOCGO INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

i

Item 1. Financial Statements

DOCGO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$59,319	$878,653
Prepaid expenses and other current assets	228,257	168,877

Total Current Assets	287,576	1,047,530

Investments held in Trust Account	115,000,482	115,020,078
Total Assets	$115,288,058	$116,067,608

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$161,067	$11,658
Franchise tax payable	103,115	78,192
Other accrued liabilities	70,000	70,000
Total Current Liabilities	334,182	159,850

Deferred underwriting commissions in connection with initial public offering	4,025,000	4,025,000
Warrant liabilities	8,595,000	9,040,670
Total Liabilities	12,954,182	13,225,520

Commitments and Contingencies
Class A common stock, $0.0001 par value, subject to possible redemption at $10.00 per share ‒ 11,500,000 shares at September 30, 2021 and December 31, 2020	115,000,000	115,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 and -0- shares issued and outstanding (excluding 11,500,000 and 11,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	288	-
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; -0- shares and 2,875,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	288
Additional paid-in capital	-	-
Accumulated deficit	(12,666,412)	(12,158,200)
Total Stockholders’ Deficit	(12,666,124)	(12,157,912)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$115,288,058	$116,067,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOCGO INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Period from August 11, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$348,325	$976,486	$2,065
Loss from operations	(348,325)	(976,486)	(2,065)

Other income
Interest earned on investments held in Trust Account	1,480	22,604	-
Change in fair value of warrant liabilities	891,332	445,670	-
Total other income	892,812	468,274	-

Net income (loss)	$544,487	$(508,212)	$(2,065)

Weighted average number of Class A common shares outstanding, basic and diluted	12,656,250	11,889,652	-

Basic and diluted net income (loss) per Class A common share	$0.04	$(0.04)	$-

Weighted average number of Class B common shares outstanding, basic and diluted	1,718,750	2,485,348	3,306,250

Basic and diluted net income (loss) per Class B common share	$0.04	$(0.04)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCGO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	2,875,000	$288	$-	$(12,158,200)	$(12,157,912)
Net income	-	-	-	-	-	1,989,868	1,989,868
Balance – March 31, 2021 (unaudited)	-	-	2,875,000	288	-	(10,168,332)	(10,168,044)
Net loss	-	-			-	(3,042,567)	(3,042,567)
Balance – June 30, 2021 (unaudited)	-	-	2,875,000	288	-	(13,210,899)	(13,210,611)
Conversion of Class B shares to Class A shares(1)	2,875,000	288	(2,875,000)	(288)	-	-	-
Net income	-	-	-	-	-	544,487	544,487
Balance – September 30, 2021 (unaudited)	2,875,000	$288	-	$-	$-	$(12,666,412)	$(12,666,124)

(1)	Effective August 24, 2021, pursuant to an election made by the Sponsor the 2,875,000 outstanding Class B common shares were converted on a one-for-one basis into Class A common shares.

For the Period from August 11, 2020 (Inception) Through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to related party (2)	-	-	3,306,250	331	24,669	-	25,000
Net loss	-	-	-	-	-	(2,065)	(2,065)
Balance – September 30, 2020 (unaudited)	-	$-	3,306,250	$331	$24,669	$(2,065)	$22,935

(2)	As a result of the underwriter not exercising its over-allotment option at the time of the Company’s initial public offering, 431,250 Class B shares were forfeited in November 2020, which reduced the number of outstanding Class B shares to 2,875,000.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCGO INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2021	August 11, 2011 (Inception) Through September 30, 2020
Cash flows from operating activities:
Net loss	$(508,212)	$(2,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(22,604)	-
Change in fair value of warrant liabilities	(445,670)	-

Changes in operating assets and liabilities:
Prepaid expenses	(56,390)	-
Other current assets	(2,990)	-
Accounts payable	149,410	-
Franchise taxes payable	24,923	-
Net cash used in operating activities	(861,533)	(2,065)

Cash flows from investing activities:
Interest released from Trust Account	42,199	-
Net cash provided by investing activities	42,199	-

Cash flows from financing activities:
Proceeds from note payable to related party	-	71,163
Payment of deferred offering costs	-	(67,566)
Net cash provided by financing activities	-	3,597

Net increase (decrease) in cash	(819,334)	1,532

Cash - beginning of the period	878,653	-
Cash - end of the period	$59,319	$1,532

Supplemental disclosure of noncash activities:
Deferred offering costs paid by related party in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs included in accounts payable	$-	$20,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCGO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

Business Combination

On November 5, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (the “Report”) relates, Motion Acquisition Corp. (the “Company” or, prior to the closing of the Business Combination (as defined below), sometimes referred to herein as “Motion”) consummated the previously announced Business Combination following meeting of its stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Ambulnz, Inc., a Delaware corporation (“Ambulnz”).  In connection with the consummation of the Business Combination, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.

As contemplated by the Merger Agreement and as described in Motion’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 (the “Prospectus”), Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).  As a result of the Merger, Ambulnz is a wholly-owned subsidiary of DocGo and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock”, together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001, pursuant to the terms and conditions set forth in the Merger Agreement.

The material provisions of the Merger Agreement are described in the Prospectus in the section entitled “Proposal No.1—The Business Combination Proposal—The Merger Agreement” beginning on page 97.

Organization and General

Motion was incorporated as a Delaware corporation on August 11, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company was not limited to a particular industry or geographic region for purposes of consummating a business combination. Prior to consummating the Business Combination, the Company had neither engaged in any operations nor generated any revenues.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of its initial public offering of units (the “Initial Public Offering”), although substantially all of the net proceeds of the Initial Public Offering were intended to be generally applied toward completing a business combination.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account were invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company was required to complete an initial business combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. However, the Company could only complete a business combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in the Trust Account would be released until the earliest of: (i) the completion of the business combination; (ii) the redemption of any of Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s amended and restated certificate of incorporation prior to an initial business combination and (iii) the redemption of 100% of the Public Shares if the Company did not complete a business combination within 24 months from the closing of the Initial Public Offering (such 24 month period, the “Combination Period”).

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company would continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $59,000 of cash in its operating account and approximately $47,000 of negative working capital.

From inception on August 11, 2020 through the time of the Company’s Initial Public Offering on October 19, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chief Executive Officer to fund certain offering costs in exchange for the issuance of the Founder Shares (as defined below) to the Sponsor, and advances to the Company from the Sponsor of approximately $71,000 under a related party note payable (the “Note Payable”) (see Note 4) to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through September 30, 2021, the liquidity needs have been satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note Payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, the Company’s officers, directors and initial stockholders could have provided the Company Working Capital Loans (as defined in Note 4), although they were not required to do so. At September 30, 2021 and as of the closing of the Business Combination, there were no Working Capital Loans outstanding.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 28, 2021.

Revision to Previously Reported Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify the portion of Class A common stock which is subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock which was subject to possible redemption in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter prior to the consummation of the Business Combination provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. As a result, the Company revised its previously filed financial statements to classify the portion of its Class A common stock which was subject to possible redemption in temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock as of the Initial Public Offering resulted in a decrease of approximately $5.2 million in additional paid-in capital and a charge of approximately $4.7 million to accumulated deficit, as well as a reclassification of 1,305,238 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner. Under this approach, historical amounts presented in this Quarterly Report on Form 10-Q have been recast to be consistent with the new presentation, but the previously issued balance sheet as of the Initial Public Offering date and previously issued Form 10-Qs will not be amended.

The impact of the revision to the audited consolidated balance sheet as of December 31, 2020 and the unaudited condensed consolidated balance sheets at March 31, 2021 and June 30, 2021 was a reclassification of $17.2 million, $15.2 million and $18.2 million, respectively, from total stockholders’ equity (deficit) to Class A common stock subject to possible redemption in temporary equity. There was no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with revised presentation for Class A common stock subject to possible redemption, the Company also revised its earnings per share methodology to allocate net income (loss) on a shared, pro rata basis between the two classes of stock. This revised methodology contemplates a Business Combination as the most likely outcome, pursuant to which outstanding shares under both classes of common stock have a pro rata share in the net income (loss) of the Company.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at September 30, 2021. Merger Sub had no assets or liabilities as of September 30, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Investments Held in the Trust Account

At all times prior to the consummation of the Business Combination, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were carried at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of Public Warrants and Private Placement Warrants at December 31, 2020 was determined using a Monte Carlo simulation, and at September 30, 2021 was determined by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of conditionally redeemable Class A common stock (see Note 7). This change in the carrying value of redeemable shares of Class A common stock resulted in charges to additional paid-in capital and accumulated deficit.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Because the future realization of tax benefits is not considered to be more likely than not, the Company provided a full valuation allowance for the deferred tax assets at September 30, 2021 and December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 6,366,666 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.

The following table reflects the calculation of basic and diluted net income (loss) per common share with net income (loss) allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended		For the Nine Months Ended		For the Period from August 11 (Inception) to September 30,
	September 30, 2021		September 30, 2021		2020
	Class A	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$479,385	$65,102	$(420,345)	$(87,867)	$(2,065)

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	26,184,615	3,046,153

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.04)	$(0.04)	$—

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Note 4 – Related Party Transactions

Founder Shares

On August 12, 2020, the Company’s Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 3,737,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), issued to the Sponsor. On October 14, 2020, the Sponsor effected a surrender of 431,250 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 3,737,500 to 3,306,250. All shares and associated amounts were retroactively restated to reflect the share surrender. On November 16, 2020, the underwriter advised the Company that it would not exercise its over-allotment option to purchase additional shares, and consequently 431,250 Founder Shares were forfeited, resulting in a decrease in the total number of shares of Class B common stock outstanding from 3,306,250 to 2,875,000 such that the Founder Shares represented 20.0% of the Company’s issued and outstanding Public Shares after the Initial Public Offering and prior to the consummation of the Business Combination. Effective August 24, 2021, pursuant to an election made by the Sponsor the 2,875,000 Founder Shares were converted from Class B common shares on a one-for-one basis into Class A common shares.

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

Related Party Loans

On August 18, 2020, the Sponsor agreed to loan the Company up to $150,000 pursuant to an unsecured Note Payable to cover expenses related to the Initial Public Offering, pursuant to which the Company borrowed approximately $71,000. This loan was payable without interest upon the completion of the Initial Public Offering. The Company fully repaid the Note Payable on October 19, 2020, and this credit facility is no longer in effect. There were no related party loans outstanding at September 30, 2021 or December 31, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the initial stockholders, officers and directors and their affiliates could, but were not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). No Working Capital Loans were outstanding at September 30, 2021 or December 31, 2020.

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

Underwriting Agreement

Pursuant to the underwriting agreement for the Initial Public Offering, $0.35 per unit, or $4.0 million in the aggregate, was payable to the underwriter for deferred underwriting commissions. The deferred fee became payable to the underwriter from the amounts held in the Trust Account upon consummation of the Business Combination.

Other Commitments and Obligations

As of September 30, 2021, the Company did not have any lease obligations or purchase commitments, and it had no long-term liabilities other than the warrant liabilities of $8.6 million and the deferred underwriting commission of $4.0 million payable from the Trust Account upon consummating the initial business combination. In addition, upon consummation of the Merger described herein, the Company was obligated to pay an M&A advisory fee to Barclays Capital Inc. from the Trust Account in the amount of approximately $3.0 million.

Note 6 – Derivative Warrant Liabilities

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

Note 7 – Class A Common Stock Subject to Possible Redemption

Prior to the consummation of the Business Combination, the Company’s Class A common stock featured certain redemption rights that were considered to be outside of the Company’s control and subject to the occurrence of future events. At September 30, 2021 and December 31, 2020, there were 11,500,000 shares of Class A common stock outstanding subject to possible redemption. The carrying value of potentially redeemable Class A common stock reported in temporary equity of the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 is comprised as follows:

Gross proceeds from issuance of potentially redeemable Class A common stock	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,105,000)
Class A common stock issuance costs	(6,793,491)
Plus:
Accretion of carrying value to redemption value	9,898,491
Class A common stock subject to possible redemption	$115,000,000

Note 8 – Stockholders’ Equity

Class A Common Stock— Prior to the consummation of the Business Combination, the Company was authorized to issue 50,000,000 shares of Class A common stock with a par shares value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 14,375,000 (see Class B Common Stock below) and 11,500,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 11,500,000 were subject to possible redemption at both September 30, 2021 and December 31, 2020, and accordingly such shares are classified in temporary equity in the condensed consolidated balance sheets at those dates.

Class B Common Stock—Prior to consummation of the Business Combination, the Company was authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock were entitled to one vote for each share. At December 31, 2020, 2,875,000 shares of Class B common stock were issued and outstanding. Effective August 24, 2021, pursuant to an election made by the Sponsor, the 2,875,000 outstanding Class B common shares were converted on a one-for-one basis into Class A common shares. Because these Class A shares were held by the Sponsor, they did not have the pre-Business Combination redemption rights of the Public Shares.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market fund holding solely U.S. Treasury Securities	$115,000,482	$—	$—	$115,000,482
Liabilities:
Public Warrant liabilities	$5,175,000	$—	$—	$5,175,000
Private Placement Warrant liabilities	—	3,420,000	—	3,420,000
Total Warrant liabilities	$5,175,000	$3,420,000	$—	$8,595,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$115,020,078	$—	$—	$115,020,078
Liabilities:
Public Warrant liabilities	$—	$—	$5,443,335	$5,443,335
Private Placement Warrant liabilities	—	—	3,597,335	3,597,335
Total Warrant liabilities	$—	$—	$9,040,670	$9,040,670

The Company utilized a Monte Carlo simulation to estimate the fair value of the Public Warrants and Private Placement Warrants at December 31, 2020, and used the quoted price of the Public Warrants on the Nasdaq Stock Market at September 30, 2021 to estimate the fair value of both the Public Warrants and Private Placement Warrants at that date.

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

The following table presents the changes in the fair value of warrant liabilities measured using Level 3 inputs during the nine months ended September 30, 2021:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 31, 2020	$5,443,335	$3,597,335	$9,040,670

Transfers to Levels 1 and 2	(5,443,335)	(3,597,335)	(9,040,670)

Fair value as of September 30, 2021	$0	$0	$0

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, except as noted below.

On November 5, 2021, the Company, Motion Merger Sub Corp., and Ambulnz consummated the Business Combination, as further described in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Motion Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements, if any, are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

As more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements, on March 8, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Ambulnz, Inc. dba DocGo (“DocGo”) pursuant to which DocGo would merge with and into a newly incorporated subsidiary of the Company (the “Merger”), with DocGo being the surviving entity of the Merger and becoming a wholly-owned subsidiary of the Company. Concurrently with the execution of the Merger Agreement, we entered into a series of subscription agreements with accredited investors providing for the purchase by such investors of an aggregate of 12,500,000 shares of Class A common stock at a price per share of $10.00, for gross proceeds of $125 million (collectively, the “PIPE”). The closing of the PIPE was conditioned upon the consummation of the Merger. The Merger and the PIPE were consummated on November 5, 2021 following the receipt of required approval by the stockholders of the Company and DocGo, required regulatory approvals, and the fulfillment of other conditions.

Our amended and restated certificate of incorporation provides that we had until October 19, 2022 (24 months from the closing of our Initial Public Offering) to complete our initial business combination. If we had been unable to complete our initial business combination within such period and stockholders did not otherwise approve an amendment to our charter to extend such date, we would have been required to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). There are no redemption rights or liquidating distributions with respect to our warrants, which would have expired worthless if we had failed to complete our initial business combination within the 24-month time period.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $60,000 of cash in our operating bank account and approximately $47,000 of negative working capital.

Until the time of our Initial Public Offering on October 19, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Chief Executive Officer to fund certain offering costs in exchange for the issuance of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) to Motion Acquisition LLC, a Delaware limited liability company (the “Sponsor”), and advances to us from our Sponsor of approximately $71,000 under a related party note payable to pay for other offering costs in connection with the Initial Public Offering. Subsequent to October 19, 2020 through September 30, 2021, our liquidity needs were satisfied from the net proceeds of the consummation of the Private Placement not held in the Trust Account. We fully repaid the note payable on October 19, 2020. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders could have provided us with loans (“Working Capital Loans”), although they were not required to do so. At September 30, 2021 and as of the closing of the Business Combination, there were no Working Capital Loans outstanding.

We used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of Class A common stock.

We had sufficient cash on hand to fund operations through the date of the Business Combination on November 5, 2021. Subsequent to the Business Combination management believes that we will be able to fund current and foreseeable liquidity needs with cash on hand and cash generated from operations.

Revision to Previously Reported Financial Statements

As discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, the Company revised its previously filed financial statements to classify all of its Class A common stock that is subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, in accordance with ASC 480. The impact of the revision to the audited consolidated balance sheet as of December 31, 2020 and the unaudited consolidated balance sheets at March 31, 2021 and June 30, 2021 were reclassifications of $17.2 million, $15.2 million and $18.2 million, respectively, from total stockholders’ equity (deficit) to Class A common stock subject to possible redemption in temporary equity. There was no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

Results of Operations

Our entire activity since inception on August 11, 2020 through September 30, 2021 was in preparation for our formation, our Initial Public Offering, and, since consummating our Initial Public Offering, the search for business combination candidates and negotiating the terms of a merger with our selected target company. We did not generate any revenues prior to the consummation of the Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $0.5 million, which included non-operating income of approximately $0.9 million arising from the change in fair value of warrant liabilities and general and administrative expenses totaling approximately $0.3 million.

For the nine months ended September 30, 2021, we had a net loss of approximately $0.5 million, which included non-operating income of approximately $0.4 million arising from the change in fair value of warrant liabilities and general and administrative expenses totaling approximately $1.0 million.

Contractual Obligations

Registration Rights

The Sponsor is entitled to registration rights pursuant to a registration rights agreement. The Sponsor will be entitled to make up to three demands, excluding short form registration demands, that we register the Founder Shares and Private Placement Warrants. In addition, the Sponsor has “piggy-back” registration rights to include its securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Commitments and Other Obligations

As of September 30, 2021, we did not have any lease obligations or purchase commitments, and we had no long-term liabilities other than the warrant liabilities of $8.6 million and the deferred underwriting commission of $4.0 million that was payable from the Trust Account upon consummating our initial business combination. In addition, upon consummation of the Merger described herein, we were obligated to pay an M&A advisory fee to Barclays Capital Inc. from the Trust Account in the amount of approximately $3.0 million.

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

Derivative Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering and Private Placement in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants was determined using Monte Carlo simulations at the Initial Public Offering date and at December 31, 2020, and subsequently by reference to the quoted price of the Public Warrants on the Nasdaq Stock Market.

Redeemable Shares

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. In all other circumstances, our shares of Class A common stock are classified within stockholders’ equity. Prior to the consummation of the Business Combination, our Public Shares featured certain redemption rights that were considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at both September 30, 2021 and December 31, 2020, 11,500,000 shares of Class A common stock subject to possible redemption were classified as temporary equity in the accompanying condensed consolidated balance sheets, outside of the stockholders’ equity section.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were deemed to be effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	DocGo Inc.

	By:	/s/ Andre Oberholzer
	Name:	Andre Oberholzer
	Title:	Chief Financial Officer