Form 10-K/A
period 2020-12-31
DocGo Inc.
filed 2021-11-24
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DCGO	The Nasdaq Stock Market LLC
Warrants, exercisable for Common Stock at an exercise price of $11.50 per share	DCGOW	The Nasdaq Stock Market LLC

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

DocGo Inc.

(f/k/a Motion Acquisition Corp.)

Form 10-K/A for the Year Ended December 31, 2020

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Motion Acquisition Corp. (“Motion”) with respect to periods prior to the consummation of its initial business combination on November 5, 2021 and to its successor, DocGo Inc. (“DocGo”) for all periods thereafter, unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Second Amended Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Motion Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 (the “First Amended Report”), as originally filed with the SEC on March 30, 2021 (the “Original Report”).

The Company has re-evaluated Motion’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in Motion’s initial public offering on October 19, 2020 (the “IPO”). Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Motion’s amended and restated certificate of incorporation (the “Motion Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company's management has revised this interpretation to include temporary equity in net tangible assets and determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 31, 2020 (the “Post IPO Balance Sheet”), as previously revised in Motion’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 28, 2021 (“First Amended Report”); (ii) audited financial statements included in the First Amended Report; (iii) unaudited interim financial statements included in Motion’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021; (iv) unaudited interim financial statements included in Motion’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) the unaudited interim financial statements included in Motion’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A with respect to the Post IPO Balance Sheet and Motion’s audited financial statements included in the First Amended Report. The Company will also restate its unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 in Motion’s Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A No. 1”).

The change in accounting for redeemable Class A common stock did not have any impact on the Company’s cash position, total assets, total liabilities, cash flows, or total net income (loss) for these periods. Notwithstanding this, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For more information, including the Company’s remediation plan with respect to this material weakness, see Item 9A included in Second Amended Report.

Items Amended in this Report

This Second Amended Report presents the Original Report, as amended by the First Amended Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

Further, in connection with the filing of this Second Amended Report and pursuant to the rules of the SEC, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Second Amended Report.

Except as described above, no other information included in the Original Report or the First Amended Report is being amended or updated by this report and, other than as described herein, this report does not purport to reflect any information or events subsequent to the Original Report or the First Amended Report. This Second Amended Report continues to describe the conditions as of the date of the Original Report or the First Amended Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Report or the First Amended Report. Accordingly, this Second Amended Report should be read in conjunction with the Original Report and the First Amended Report and with our filings with the SEC subsequent to the Original Report.

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

We identified material weaknesses in Motion’s internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management also evaluates the effectiveness of the Company’s internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, Motion identified a material weakness in Motion’s internal control over financial reporting related to the classification of warrants as equity instead of liabilities. On May 10, 2021, Motion’s audit committee authorized management to restate Motion’s audited financial statements for the year ended December 31, 2020, and, accordingly, Motion’s management concluded that the control deficiency that resulted in the incorrect classification of warrants constituted a material weakness as of December 31, 2020, resulting in the filing of the First Amended Report. This material weakness resulted in a material misstatement of warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period from August 11 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from August 11, 2020 (inception) through September 30, 2020.

Subsequent to the First Amended Report and as described elsewhere in this Second Amended Report, based on SEC guidance, we identified a material weakness in Motion’s internal control over financial reporting related to Motion’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management team and audit committee concluded that Motion’s internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Motion would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Motion Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company's management has revised this interpretation to include temporary equity in net tangible assets and determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Second Amended Report.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate these material weakness surrounding Motion’s historical presentation of warrants and Public Shares but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in Motion’s internal control over financial reporting.

As a result of such material weakness, the restatements resulting in the First Amended Report and this Second Amended Report, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Second Amended Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement of Previously Issued Financial Statements

First Restatement

As part of the First Amended Report, we restated our audited financial statements as of, and for the period ended, December 31, 2020, as a result of our prior accounting for our outstanding warrants issued in connection with our IPO and Private Placement on October 19, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

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

On May 10, 2021, in consultation with our audit committee, we concluded that our previously issued financial statements should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

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

Second Restatement

In this Second Amended Report, we are restating our audited financial statements as of, and for the period ended, December 31, 2020, to classify the redemption value of all redeemable Class A common stock as temporary equity. During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify the portion of Class A common stock which is subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock which was subject to possible redemption in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter prior to the consummation of the Business Combination provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. As a result, the Company revised its previously filed financial statements to classify the portion of its Class A common stock which was subject to possible redemption in temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock as of the Initial Public Offering date resulted in a decrease of approximately $5.2 million in additional paid-in capital and a charge of approximately $7.9 million to accumulated deficit, as well as a reclassification of 1,305,238 shares of Class A common stock from permanent equity to temporary equity.

On November 22, 2021, in consultation with our audit committee, we concluded that our previously issued financial statements of the Affected Period should be restated. The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

The change in accounting for redeemable Class A common stock did not have any impact of our cash, total assets, total liabilities, total net income (loss), or cash flows. Notwithstanding this, the restatement is considered to represent a Material Weakness in our internal controls over financial reporting. For more information, see Item 9A included in this Second Amended Report.

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

Derivative Instruments and Warrant Liabilities

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

We issued an aggregate of 6,366,666 warrants in connection with our IPO and the Private Placement, which, as a result of the restatement made in the First Amended Report and described further in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with our IPO and the Private Placement was determined using Monte Carlo simulations at the two measurement dates (October 19, 2020 and December 31, 2020).

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

As a result of the restatement made in the First Amended Report and described further in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. We also recorded the portion of the IPO offering costs that was associated with the warrants as a non-operating expense in the statement of operations in the amount of $191,112 based on a relative fair value basis. For the period from August 11, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $3,883,670.

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

Redeemable Shares

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. In all other circumstances, our shares of Class A common stock are classified within stockholders’ equity. Prior to the consummation of the Business Combination, our Public Shares featured certain redemption rights that were considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as a result of the restatement made in this Second Amended Report and described further in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, 11,500,000 shares of Class A common stock subject to possible redemption were classified as temporary equity in the accompanying consolidated balance sheet at December 31, 2020, outside of the stockholders’ equity section.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges to additional paid-in capital and accumulated deficit.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

DocGo Inc. (formerly known as Motion Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DocGo Inc. (formerly known as Motion Acquisition Corp.) (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from August 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period August 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 28, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is November 23, 2021

DOCGO INC.

(f/k/a MOTION ACQUISITION CORP.)

BALANCE SHEET

DECEMBER 31, 2020

(As restated – see Note 2)

Assets:
Current Assets:
Cash	$878,653
Prepaid expenses	168,527
Other current assets	350
Total Current Assets	1,047,530

Cash and marketable securities held in Trust Account	115,020,078
Total Assets	$116,067,608

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$11,658
Franchise taxes payable	78,192
Other accrued liabilities	70,000
Total Current Liabilities	159,850

Warrant liabilities	9,040,670
Deferred underwriting commissions in connection with the initial public offering	4,025,000
Total Liabilities	13,225,520

Commitments and Contingencies
Class A common stock, 11,500,000 shares subject to possible redemption at $10.00 per share redemption value	115,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; -0- shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 shares issued and outstanding (1) (2)	288
Additional paid-in capital	-
Accumulated deficit	(12,158,200)
Total Stockholders’ Deficit	(12,157,912)
Total Liabilities and Stockholders’ Deficit	$116,067,608

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4).

The accompanying notes are an integral part of these financial statements.

DOCGO INC.

(f/k/a MOTION ACQUISITION CORP.)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

(As restated – See Note 2)

Operating and formation costs	$168,829
Loss from operations	(168,829)

Other income (expense):
Interest earned on marketable securities held in Trust Account	20,078
Change in fair value of warrant liabilities	(3,883,670)
Offering expense associated with warrants recorded as liabilities	(191,112)
Total other income (expense)	(4,054,704)

Net loss	$(4,223,533)

Weighted average number of Class A common shares outstanding, basic and diluted	5,911,972

Basic and diluted net loss per Class A common share	$(0.48)

Weighted average number of Class B common shares outstanding, basic and diluted	2,875,000

Basic and diluted net loss per Class B common share	$(0.48)

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4). These forfeited shares are excluded from weighted average Class B common shares outstanding.

The accompanying notes are an integral part of these financial statements.

DOCGO INC.

(f/k/a MOTION ACQUISITION CORP.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

(As restated – See Note 2)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common shares to Sponsor (1)	-	-	3,306,250	331	24,669	-	25,000
Excess cash received over fair value of private placement warrants	-	-	-	-	1,748,000	-	1,748,000
Forfeiture of Class B common stock (2)	-	-	(431,250)	(43)	43	-	-
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(1,772,712)	(7,934,667)	(9,707,379)
Net loss	-	-	-	-	-	(4,223,533)	(4,223,533)
Balance – December 31, 2020	-	$-	2,875,000	$288	$-	$(12,158,200)	$(12,157,912)

(1)	On October 14, 2020, the Sponsor effected a surrender of 431,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares then outstanding from 3,737,500 to 3,306,250 (see Note 5).
(2)	Effective November 16, 2020, the Sponsor forfeited 431,250 Class B common shares as a result of the underwriter waiving its over-allotment option (see Note 4).

The accompanying notes are an integral part of these financial statements.

DOCGO INC.

(f/k/a MOTION ACQUISITION CORP.)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) TO DECEMBER 31, 2020

(As restated – see Note 2)

Cash Flows from Operating Activities:
Net loss	$(4,223,533)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,078)
Offering costs allocable to warrant liabilities	191,112
Change in fair value of warrant liabilities	3,883,670
Changes in operating assets and liabilities:
Prepaid expenses	(168,527)
Other current assets	(350)
Accounts payable	11,658
Franchise taxes payable	78,192
Net cash used in operating activities	(247,856)

Cash flow from investing activities:
Deposit of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash flow from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	3,800,000
Proceeds from related party note payable	71,473
Repayment of related party note payable	(71,473)
Payment of offering costs	(373,491)
Net cash provided by financing activities	116,126,509

Net change in cash	878,653
Cash - beginning of the period	-
Cash - end of the period	$878,653

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Offering costs included in other accrued liabilities	$70,000
Deferred underwriting fees recorded as non-current liability in connection with initial public offering	$4,025,000

The accompanying notes are an integral part of these financial statements.

DOCGO INC.

(f/k/a MOTION ACQUISITION CORP.)
NOTES TO FINANCIAL STATEMENTS

PERIOD FROM INCEPTION (AUGUST 11, 2020) TO DECEMBER 31, 2020

(as restated – See Note 2)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Motion Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 11, 2020. The Company’s sponsor is Motion Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company’s fiscal year end is December 31.

Business Combination

On November 5, 2021 (the “Closing Date”), subsequent to the fiscal year to which this Annual Report on Form 10-K/A relates, Motion Acquisition Corp. (the “Company” or, prior to the closing of the Business Combination (as defined below), sometimes referred to herein as “Motion”) consummated the previously announced Business Combination following meeting of its stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Ambulnz, Inc., a Delaware corporation (“Ambulnz”).  In connection with the consummation of the Business Combination, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.

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

Business Purpose Prior to the Business Combination

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

Financing Prior to the Business Combination

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

Trust Account Prior to the Business Combination

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

First Restatement

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On May 10, 2021, upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

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

Following is a summary of the effects of the restatements on previously issued financial statements, as filed in the First Amended Report:

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

Second Restatement

On November 22, 2021, the Company concluded it should restate its previously issued financial statements by amending the First Amended Report, to classify all Class A common stock subject to possible redemption in temporary equity.

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, the Motion Charter as it existed prior to consummation of the Business Combination on November 5, 2021 provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets.

Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 23, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 28, 2021, as well as the Form 10-Qs for the subsequent quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 that will be filed following this Second Amended Report.

Following is a summary of the effects of the restatements on previously issued financial statements:

The change in the carrying value of the redeemable shares of Class A common stock in the IPO Balance Sheet resulted in a decrease of approximately $5.2 million in additional paid-in capital and an increase of approximately $7.9 million in the accumulated deficit, as well as a reclassification of 1,305,238 shares of Class A common stock from permanent equity to temporary equity at a redemption value of $10.00 per share, as presented below.

Balance sheet as of October 19, 2020 (audited)	As Previously Restated and Reported in Form 10-K/A Amendment No. 1	Adjustments	As Restated
Total assets	$116,390,976	-	$116,390,976
Total liabilities	$9,443,350	-	$9,443,350
Class A common stock subject to possible redemption	101,947,620	13,052,380	115,000,000
Preferred stock	-	-	-
Class A common stock	131	(131)	-
Class B common stock	331	-	331
Additional paid-in capital	5,195,264	(5,195,264)	-
Accumulated deficit	(195,720)	(7,856,985)	(8,052,705)
Total stockholders’ equity (deficit)	$5,000,006	$(13,052,380)	$(8,052,374)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$116,390,976	$-	$116,390,976

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance sheet as of December 31, 2020 (audited)	As Previously Restated and Reported in Form 10-K/A Amendment No. 1	Adjustments	As Restated
Total assets	$116,067,608	-	$116,067,608
Total liabilities	$13,225,520	-	$13,225,520
Class A common stock subject to possible redemption	97,842,080	17,157,920	115,000,000
Preferred stock	-	-	-
Class A common stock	172	(172)	-
Class B common stock	288	-	288
Additional paid-in capital	9,223,081	(9,223,081)	-
Accumulated deficit	(4,223,533)	(7,934,667)	(12,158,200)
Total stockholders’ equity (deficit)	$5,000,008	$(17,157,920)	$(12,157,912)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$116,067,608	$-	$116,067,608

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

For the Period From August 11, 2020 (Inception) Through December 31, 2020	As Previously Restated and Reported in Form 10-K/A Amendment No. 1	Adjustments	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$101,947,620	$(101,947,620)	$-
Change in value of Class A common stock subject to possible redemption	$(4,105,540)	$4,105,540	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period from August 11, 2020 (Inception) through December 31, 2020:

	Net Loss Per Share
For the Period From August 11, 2020 (Inception) Through December 31, 2020	As Previously Restated and Reported in Form 10-K/A Amendment No. 1	Adjustments	As Restated
Net loss	$(4,223,533)	$-	$(4,223,533)
Weighted average shares outstanding - Class A common stock	11,500,000	(5,588,028)	5,911,972
Basic and diluted net loss per share - Class A common stock	$0.00	$(0.48)	$(0.48)
Weighted average shares outstanding - Class B common stock	2,875,000	-	2,875,000
Basic and diluted net loss per share - Class B common stock	$(1.48)	$1.00	$(0.48)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and
Exchange Commission (“SEC”).

As described in the Company’s Form 8-K filed on November 22, 2021 and in Note 2—Restatement of Previously Issued Financial Statements herein, the Company’s financial statements as of December 31, 2020 and for the period from August 11, 2020 (inception) through December 31, 2020 (collectively, the “2020 Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously restated audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Prior to consummation of the Business Combination, the Company’s Public Shares featured certain redemption rights that were considered to be outside of the Company’s control. Accordingly, at December 31, 2020, 11,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial carrying value of the Public Shares to the redemption amount, which resulted in charges to additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were recorded and presented as non-operating expenses in the statement of operations, while offering costs associated with the Public Shares were charged against the carrying value of such Class A common stock upon the completion of the Initial Public Offering.. On December 31, 2020, offering costs totaled $6,793,491 (consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $468,491 of other offering costs), of which $191,112 was charged to expense and $6,602,379 was charged against the carrying value of the Public Shares.

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

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of approximately 6,367,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and because their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the period from August 11, 2020 (inception) through December 31,2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,841,640)	$(1,381,893)

Denominator:
Basic and diluted weighted average common shares outstanding	5,911,972	2,875,000

Basic and diluted net loss per common share	$(0.48)	$(0.48)

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

NOTE 8 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Prior to the consummation of the Business Combination, the Company’s Class A common stock feature certain redemption rights that were considered to be outside of the Company’s control and subject to the occurrence of future events. At December 31, 2020, there were 11,500,000 shares of Class A common stock outstanding subject to possible redemption. The carrying value of potentially redeemable Class A common stock reported in temporary equity of the balance sheet at December 31, 2020 is comprised as follows:

Gross proceeds from issuance of potentially redeemable Class A common stock	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,105,000)
Class A common stock issuance costs	(6,793,491)
Plus:
Accretion of carrying value to redemption value	9,898,491
Class A common stock subject to possible redemption	$115,000,000

NOTE 9. STOCKHOLDERS’ DEFICIT

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

NOTE 11. INCOME TAXES

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the audited financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustment to or disclosure in the financial statements other than as described below, the consummation of the Business Combination described in Note 1 above, and in Note 2 – Restatement of Previously Issued Financial Statements..

Proposed Business Combination Prior to the Business Combination

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

PIPE Subscription Agreements Prior to the Business Combination

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

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 10, 2021 and November 22, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During each of its reevaluations, management identified a material weakness in internal control over financial reporting that resulted in (i) reclassifying the warrants as derivative liabilities in its previously issued financial statements and (ii) reclassifying of all of the Class A common stock as temporary equity.

On May 10, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. As a result of this material weakness, management revised its earlier assessment and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, resulting in the filing of the First Amended Report.

On November 22, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in not classifying all of the Class A common stock as temporary equity constituted a material weakness as of December 31, 2020. As a result of this material weakness, management revised its earlier assessment and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, resulting in the filing of this Second Amended Report. The Company will also restate its unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 in Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC.

Remediation Plan

To remediate the material weaknesses surrounding the presentation of the Company’s warrants as equity instead of liability and its accounting classification of the redeemable Class A common stock, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

MOTION ACQUISITION CORP.

BY:	/s/ Stan Vashovsky
	Name:	Stan Vashovsky
	Title:	Chief Executive Officer

BY:	/s/ Andre Oberholzer
	Name:	Andre Oberholzer
	Title:	Chief Financial Officer

Dated November 23, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stan Vashovsky and Ely D. Tendler his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Stan Vashovsky	Chairman and Chief Executive Officer	November 23, 2021
Stan Vashovsky	(Principal Executive Officer)

/s/ Andre Oberholzer	Chief Financial Officer	November 23, 2021
Richard Vitelle	(Principal Financial and Accounting Officer) and Secretary

/s/ Ely D. Tendler	Director and General Counsel	November 23, 2021
Ely D. Tendler

/s/ Ira Smedra	Director	November 23, 2021
Ira Smedra

/s/ Chris Fillo	Director	November 23, 2021
Chris Fillo

/s/ James Travers	Director	November 23, 2021
James Travers

/s/ Michael Burdiek	Director	November 23, 2021
Michael Burdiek

/s/ Steven Katz	Director	November 23, 2021
Steven Katz