Form 10-Q/A
period 2021-09-30
DocGo Inc.
filed 2021-11-24
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DCGO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	DCGOW	The Nasdaq Stock Market LLC

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

As of November 23, 2021, 100,069,438 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Form 10-Q of DocGo Inc. as of and for the period ended September 20, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 19, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation as it existed prior to consummation of the Business Combination (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company's management has revised this interpretation to include temporary equity in net tangible assets and determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued: (i) unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 3, 2021; (ii) unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC on August 11, 2021; and (iii) unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021 (collectively, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, in this Form 10-Q/A for the period ended September 30, 2021 the Company has restated its unaudited condensed consolidated financial statements for the Affected Quarterly Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in this Form 10-Q/A.

We are filing this Amendment No. 1 to amend and restate the Affected Quarterly Periods. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in this Quarterly Report on Form 10-Q/A of DocGo is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Explanatory Note to the Original Filing

On November 5, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, Motion Acquisition Corp. (the “Company” or, prior to the closing of the Business Combination (as defined below), sometimes referred to herein as “Motion”) consummated the previously announced business combination following meeting of its stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Ambulnz, Inc., a Delaware corporation (“Ambulnz”).

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

Unless stated otherwise, this report contains information about Motion before the Closing of the Business Combination. This report covers a period prior to the Closing of the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to Motion before the Closing of the Business Combination, unless the context suggests otherwise. Except as otherwise expressly provided herein, the information in this Amendment No. 1 does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

DOCGO INC.

Form 10-Q/A

For the Quarterly Period Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from August 11, 2020 (Inception) Through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

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

(as restated)

Note 1 – Description of Organization and Business Operations

Business Combination

On November 5, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, Motion Acquisition Corp. (the “Company” or, prior to the closing of the Business Combination (as defined below), sometimes referred to herein as “Motion”) consummated the previously announced Business Combination following meeting of its stockholders, where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Ambulnz, Inc., a Delaware corporation (“Ambulnz”).  In connection with the consummation of the Business Combination, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 23, 2021.

Restatement of Previously Issued Financial Statements

In light of recent comment letters issued by the SEC, the management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares issued as part of the units sold in the Initial Public Offering that, prior to consummation of the Business Combination, were subject to redemption provisions. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation as it existed prior to consummation of the Business Combination (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company's management has revised this interpretation to include temporary equity in net tangible assets and determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has changed its earnings per share methodology to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

Balance sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustments	As Restated
Total assets	$115,725,964		$115,725,964
Total liabilities	$10,894,008		$10,894,008
Class A common stock subject to possible redemption	99,831,950	15,168,050	115,000,000
Preferred stock	-	-	-
Class A common stock	152	(152)	-
Class B common stock	288	-	288
Additional paid-in capital	7,233,231	(7,233,231)	-
Accumulated deficit	(2,233,665)	(7,934,667)	(10,168,332)
Total stockholders’ equity (deficit)	$5,000,006	$(15,168,050)	$(10,168,044)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$115,725,964	$-	$115,725,964

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)

	As Previously Reported	Adjustments	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$1,989,870	$(1,989,870)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

Balance sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustments	As Restated
Total assets	$115,464,516		$115,464,516
Total liabilities	$13,675,127		$13,675,127
Class A common stock subject to possible redemption	96,789,380	18,210,620	115,000,000
Preferred stock	-	-	-
Class A common stock	182	(182)	-
Class B common stock	288	-	288
Additional paid-in capital	10,275,771	(10,275,771)	-
Accumulated deficit	(5,276,232)	(7,934,667)	(13,210,899)
Total stockholders’ equity (deficit)	$5,000,009	$(18,210,620)	$(13,210,611)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$115,464,516	$-	$115,464,516

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months ended June 30, 2021 (Unaudited)

	As Previously Reported	Adjustments	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(1,052,700)	$1,052,700	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted net income (loss) per common share is presented below for the Affected Periods:

	Net Income Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (Unaudited)
Net income	$1,989,868	$-	$1,989,868
Weighted average shares outstanding - Class A common stock	11,500,000	-	11,500,000
Basic and diluted net income per share - Class A common stock	$0.00	$0.14	$0.14
Weighted average shares outstanding - Class B common stock	2,875,000	-	2,875,000
Basic and diluted net income per share - Class B common stock	$0.69	$(0.55)	$0.14

	Net Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (Unaudited)
Net loss	$(3,042,567)	$-	$(3,042,567)
Weighted average shares outstanding - Class A common stock	11,500,000	-	11,500,000
Basic and diluted net loss per share - Class A common stock	$0.00	$(0.21)	$(0.21)
Weighted average shares outstanding - Class B common stock	2,875,000	-	2,875,000
Basic and diluted net loss per share - Class B common stock	$(1.06)	$0.85	$(0.21)

	Net Loss Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (Unaudited)
Net loss	$(1,052,699)	$-	$(1,052,699)
Weighted average shares outstanding - Class A common stock	11,500,000	-	11,500,000
Basic and diluted net loss per share - Class A common stock	$0.00	$(0.07)	$(0.07)
Weighted average shares outstanding - Class B common stock	2,875,000	-	2,875,000
Basic and diluted net loss per share - Class B common stock	$(0.37)	$0.30	$(0.07)

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

Class A Common Stock Subject to .Possible Redemption.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 6,366,666 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021, and the period from August 11, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the redeemable Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 19, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the redeemable Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on November 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Amendment No. 1, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on November 23, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: November 23, 2021	DocGo Inc.

	By:	/s/ Andre Oberholzer
	Name:	Andre Oberholzer
	Title:	Chief Financial Officer