Form 10-K
period 2021-12-31
DocGo Inc.
filed 2022-03-15
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 001-39618

DocGo Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-2515483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West 35th Street, Floor 6 New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 443-6246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DCGO	The Nasdaq Stock Market LLC

Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	DCGOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $114,310,000.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2022 was 100,174,275.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any Annual Report on Form 10-K filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the plans, strategies and prospects, both business and financial of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions.

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While DocGo believes that these forward-looking statements are reasonable, there can be no assurance that DocGo will achieve or realize these plans, intentions or expectations. You should understand that the following important factors, in addition to those discussed under the headings “Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect the future results of DocGo and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K:

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from our expectations discussed in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Risk Factors Summary

Risk Relating to the Ownership of DocGo Securities

●	Future sales, or the perception of future sales, by DocGo or its stockholders in the public market could cause the market price for Common Stock to decline.

●	Nasdaq may delist DocGo’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject DocGo to additional trading restrictions.

●	Warrants will become exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

●	The Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

●	The market price and trading volume of Common Stock and Warrants may be volatile.

●	If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about DocGo, its share and Warrant price and trading volume could decline significantly.

Risks Related to DocGo’s Business and Industry

●	The COVID-19 pandemic has materially impacted DocGo’s business.

●	DocGo’s limited operating history may make it difficult to evaluate its business, which may be unsuccessful.

●	DocGo has a history of losses, expects its operating expenses to increase significantly in the foreseeable future and may not achieve or sustain profitability.

●	If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.

●	DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.

●	DocGo’s labor costs are significant and any inability to control those costs could adversely affect its business.

●	DocGo’s insurance costs are significant and growing rapidly, in connection with the continued growth in the Company’s headcount, the geographic expansion of the business and the increase in the number of business lines and services offered. In addition, the Company’s insurance programs feature high self-insured retention (SIR), meaning that there are large amounts that the Company must pay before the insurance policy will respond to a loss. The Company’s inability to obtain reasonably priced insurance coverage, and/or to control losses could adversely affect its business.

●	DocGo’s reliance on its contractual relationships with its healthcare provider partners and other strategic alliances could adversely affect its business.

●	DocGo’s reliance on government contracts could adversely affect its business.

●

A significant portion of our recent revenue growth is derived from a small number of large customers. In particular, our two largest customers accounted for 26% and 24%, respectively, of revenues in 2021. One of the customers is a public benefit corporation and the other is a municipality, with various separate contracts with several of its agencies and departments.

●	DocGo’s business depends on numerous complex information systems and any failure to successfully maintain these systems could adversely affect its business.

●	DocGo’s platform is highly technical and its failure to operate effectively could adversely affect DocGo’s business.

●	DocGo is required to comply with laws governing the transmission, security and privacy of health information.

●	Security breaches, loss of data and other disruptions could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability, which could adversely affect DocGo’s business.

●	If DocGo is unable to successfully develop new offerings and technologies or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, DocGo’s business could be adversely affected.

●	DocGo is subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations, and changes to or the failure to comply with these laws and regulations could adversely affect DocGo’s business.

●	There is a potential for litigation or other disputes may arise from the restatement of Motion’s previously issued financial statements and material weakness in its internal controls over financial reporting and the preparation of its financial statements.

PART I

Item 1. Business.

Our Company

DocGo is redefining on-demand access to healthcare. We deliver high-quality, cost-effective healthcare mobility solutions and are unlocking further promise and potential of telehealth treatment through our “last-mile” care capabilities. We do so by leveraging our proprietary technology platform powered by artificial intelligence (“AI”), and our network of healthcare professionals spanning more than 26 states and the United Kingdom. We often provide our services in collaboration with leading healthcare organizations, via long-term relationships that drive meaningful revenue, ensure efficient and effective capital allocation, and create low-risk opportunities for significant growth.

Our mission is to transform medical transportation and mobile healthcare, outside the traditional “brick-and-mortar” facilities, with more accessible, affordable, and efficient patient-centered care. Since our founding in 2015, through more than 6.2 million patient interactions, we have created an unmatched medical transportation network that can provide better care outside of the physical walls of the healthcare system. We began by developing a state-of-the-art, intuitive platform to drive greater efficiency and improved access to patient care. Our innovative technology can change the way healthcare facilities manage patient transportation, and eliminate many of the common obstacles faced when scheduling service, ultimately freeing medical professionals to focus more time and their valuable resources on what they do best — providing patient care. Additionally, in certain markets, our Mobile Health in-person care model facilitates medical treatment directly to patients in the comfort of their homes, workplaces, and other non-traditional locations. Working under the guidance of prescribing physicians, our network (which includes both company employees and agency staff) of more than 4,000 medical clinicians including Emergency Medical Technicians (“EMTs”), paramedics, licensed practical nurses (“LPNs”), registered nurses (“RNs”)and support staff, provides a wide range of tests, procedures and interventions that, until now, required a visit to a traditional healthcare setting.

Our Segments

Transportation Services

DocGo’s on-demand medical mobility solutions are offered under the Ambulnz brand. We enable reliable, efficient access to local clinical services, including primary and specialty care, dialysis treatments for chronic care management, and transfers between clinical settings. Every vehicle in our fleet is equipped with our proprietary technology platform, which is integrated with some of the nation’s largest electronic medical record (“EMR”) systems.

This integration enables seamless transfer of electronic patient information and discharge data to our healthcare provider customers, which improves order speed and accuracy, and helps eliminate a myriad of manual processes. Consequently, our healthcare facility customers are better able to order, track and manage transportation requests and patient movement, thereby improving utilization of resources and cost. Our Ambulnz ShareLink technology provides our healthcare partners and patients with real-time vehicle locations and accurate ETAs, delivering valuable peace of mind. As of December 31, 2021, we had 294 ambulances in service throughout the United States, and 32 in the United Kingdom. For the fiscal year ended December 31, 2021, we generated approximately 26.4% of our revenues from our mobility solutions delivered by this segment.

Mobile Health Solutions

The traditional healthcare model requires patients to interact with many levels of healthcare providers — including receptionists, nurses, lab technicians and physicians — for even the most routine tests, procedures and interventions. We recognized that a number of these services could easily be performed by EMTs or paramedics under the guidance of physicians, but in the comfort of a patient’s home or workplace. Our patient-centered approach helps limit the need for individuals to seek routine treatment in more expensive and environmentally exposed, less comfortable settings such as emergency departments and urgent care clinics. In addition to providing greater convenience to patients, our Mobile Health solutions help reduce unnecessary burdens on healthcare systems, by freeing up their finite, in-person resources to address more urgent and critical patient needs. DocGo’s Mobile Health on-demand telehealth clinical services, which we expanded into the home and workplace in 2020, facilitate medical care via a turnkey suite of integrated, “last-mile” solutions. We offer a range of services, including on-site evaluation, diagnostics, triage, and treatment as detailed in the following table:

As adoption of telehealth continues to climb, we believe our virtual care-enabling solutions are poised for significant growth, by delivering in-person patient care previously inaccessible outside of the more traditional healthcare settings. We partner with leading national health systems, insurance carriers, private organizations and employers, state and local governments and managed care organizations, to provide our Mobile Health solutions, including NYC Health + Hospitals, Mount Sinai Health System and Carnival Corporation. For the fiscal year ended December 31, 2021, we generated approximately 73.6% of our revenues from the solutions provided by our Mobile Health segment.

Merger with Motion Acquisition Corp.

On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation (formerly known as Motion Acquisition Corp. “Motion”) (prior to the Closing Date, “Motion” and after the Closing Date, “DocGo”, ) consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among Motion Acquisition Corp., a Delaware corporation (“Motion”), Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of Motion (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). In connection with the Closing, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc. As contemplated by the Merger Agreement and as described in Motion’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 (the “Prospectus”), Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the Merger, Ambulnz is a wholly-owned subsidiary of DocGo and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock”, together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.

In connection with the Business Combination, the Company raised $158.0 million, net of transaction costs of $20.0 million. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the PIPE Financing, net of $10.4 million in transaction costs. These transaction costs consisted of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital.

Human Capital Resources

We strive to hire the best talent across our industry, with a focus on inspiring performance. As of December 31, 2021, we had over 2,900 employees, including revenue-generating healthcare professionals, field management personnel and corporate support staff, as represented in the table below. Healthcare professionals consist of EMTs, paramedics, LPNs, RNs, clinicians and related support staff; field management personnel includes supervisors and managers; and corporate support staff includes software development, billing, finance, sales, marketing, and executives.

	Full-time	Part-time	Total
Healthcare Professionals	1295	1205	2500
Field Management	169	9	178
Corporate Support	242	4	246
Total	1706	1218	2924

None of our employees is represented by a labor union or subject to any collective bargaining agreement. In addition to the employees above, as of December 31, 2021, the Company engaged the services of approximately 2,100 people, primarily in the healthcare professional area, through a variety of subcontracted labor agencies.

Recruiting

We consider our employees to be our most valuable assets. Our employee experience begins with identifying and attracting people who embody our core values and share our vision to provide high-quality patient care. We are committed to building a company that our employees are proud to be a part of, and fostering an environment in which our employees can grow, evolve and discover their existing and untapped potential. We believe our focused approach to recruiting and developing talent allows us to attract strong candidates to continue growing and scaling our business.

Compensation and Benefits

Ongoing evolution in the healthcare system and an aging population mean EMTs, paramedics and nurses are more critical to medical care than ever before, yet EMTs and paramedics remain the lowest paid professionals in the chain of care. Most companies in the industry pay an hourly wage only, and offer no benefits, often resulting in low employee morale, high turnover, and ultimately a less efficient business. We take pride in our high-quality medical professionals, and have created an attractive compensation model that demonstrates their vital importance to our business, and motivates them to deliver exceptional care.

We offer a pay package which we believe is innovative within our industry and elevates our employee compensation levels above national averages and those of our peers. In addition to base hourly wages, DocGo also offers employees bonuses based on certain performance metrics, medical insurance, paid time off, and an equity incentive plan for our frontline clinicians — an industry leading program that provides the opportunity to acquire an ownership stake in our company. We believe that this approach makes us a more attractive employer and supports a strong pipeline of top-tier talent across all levels of our company.

Training

We have also created a number of programs to foster the professional development of our employees and to continue to attract top-tier talent. To help our staff continue to build clinical skills, we created a Medical Mentorship Program whereby EMTs and paramedics can learn advanced medical techniques including phlebotomy, mobile ultrasound, EKG training, Point of Care testing, vaccine administration, and wound care. Once certified, our employees can put these newly acquired skills to use while providing our Mobile Health services.

Our staff of ten training coordinators runs a robust, in-person onboarding program to ensure that employees are trained and up to date in relevant procedures and protocols. We are an official American Heart Association Training Site, and offer all of our employees in-house basic life support (BLS), advanced cardiovascular life support (ACLS), and pediatric advanced life support (PALS) training and certification.

We have also implemented a virtual training program for company policy and procedures training, mandated OSHA training courses, hazardous materials awareness, FEMA Incident Command Systems training (100, 200, 700, 800), clinical skills, customer service, diversity, HIPAA regulations, safety and compliance, on-site traffic control, and annual documentation training.

Our drivers are additionally trained in emergency vehicle operator course (EVOC) and Coaching the Emergency Vehicle Operator (CEVO) 4 driver training, vehicle maintenance incident reporting, transport risk assessment, critical care transport orientation, and fatigue abatement. Our system is utilized for credential tracking and Continuous Quality Improvement, so that our staff maintains all required credentials relevant to their positions with our company.

With constant reporting, employees and their supervisors are automatically notified at designated times of recertification deadlines. Course completion, assignments, and other compliance requirements are tracked in this system as well. Verification monitoring ensures that all employees meet current state requirements. This tool verifies Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) exclusions at the state and federal levels, and performs sanction screening for licensed personnel and 24/7 monitoring of state board licenses.

Our comprehensive training programs utilize a full range of resources, including print materials, training modules, webinars, seminars, and videos provided by the CDC, and federal, state, and local entities, medical institutions, and public health agencies.

In December 2021, we announced the launch of DocGo Academy and DocGo EMS Academy, two full-service programs dedicated to recruiting and training clinicians, EMS workers and other healthcare professionals. Combining classroom education with practical hands-on learning, the programs are designed to help existing healthcare professionals advance their careers and provide aspiring entry-level workers with the opportunity to enter the healthcare industry. DocGo Academy focuses on uptraining clinicians, while DocGo EMS Academy is tailored to EMS workers, from EMTs to paramedics. The comprehensive training programs are available in select states, with plans for national expansion in the coming months. Tuition is free for students who continue their employment with DocGo, which we anticipate will assist us in our recruiting efforts.

Competition

The U.S. healthcare industry is highly competitive, and we compete with a broad and diverse set of companies spanning both of our businesses. The competitive landscape is highly fragmented for both medical mobility services and “last-mile” healthcare solutions, ranging in each case from small, locally owned and operated providers to large national organizations. While we do not believe that any single competitor offers our full suite of mobility solutions and “last-mile” healthcare services, numerous companies offer components of medical mobility transportation and/or telehealth services that compete with our solutions.

Competition in the medical transportation industry is based primarily on the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also critical. Competitors within the industry vary considerably in type and identify by market, with our primary competitors being small, locally owned operators as well as local fire departments and other local government providers. Larger private provider competitors include Rural/Metro Corporation, Falck, American Medical Response (AMR), Southwest Ambulance, Paramedics Plus and Acadian Ambulance.

Competition in the telehealth industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth, and efficacy of telehealth services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value. The major competitors include much larger, national or regional telehealth providers such as Teladoc, Livongo, Amwell, and One Medical that generally provide telehealth on behalf of self-insured employers and insurance plans. These competitors, however, generally do not provide direct patient care or “last-mile” care on behalf of the provider organization. We also believe there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as payors may enter the space and/or develop innovative technologies or business activities that could disrupt the industry. Competition could also increase from large technology companies, such as Apple, Amazon, Facebook, Verizon, or Microsoft, who may develop their own telehealth solutions, as well as from large retailers like Walmart, CVS and others. Despite the significant growth of telehealth services in recent years, we believe the market is still in its infancy and new competitors with similar and novel models will enter the market as it matures.

Intellectual Property

Our intellectual property includes the content of our website, our proprietary platform, our mobile application, registered domain names, software code, firmware, hardware and hardware designs, registered and unregistered common law trademarks, trademark applications, copyrights, trade secrets, inventions (whether or not patentable), patents, and patent applications. We also license the use of certain technology and other intellectual property rights owned and controlled by others. We believe that our intellectual property is a valuable asset to our business that affords us a competitive advantage in the markets in which we operate.

We protect our intellectual property primarily through a combination of copyrights, trademarks, patents, and trade secrets, intellectual property licenses and other contractual rights and provisions (including confidentiality, non-disclosure, proprietary rights and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business). We have registered the Ambulnz trademark and our corporate logo in the United States and the United Kingdom. We have registered DocGo trademark and design in the UK, and are in the process of registering both for DocGo in the US. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. Upon discovery of potential infringement of our intellectual property, we assess and, when necessary, take action to protect our rights as appropriate.

Regulation

Our operations are subject to comprehensive United States federal, state and local and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand, are subject to frequent change and may become more restrictive. Our ability to operate profitably will depend in part upon our ability, and that of our healthcare provider partners, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. We therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and rules change, we may be required to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model, in particular with respect to our Mobile Health related services, has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could limit or otherwise adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

False Claims Act

The federal False Claims Act is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the federal False Claims Act authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

●	knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;

●	knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

●	knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals;

●	knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or

●	conspires to commit the above acts.

In addition, amendments to the federal False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify the Centers for Medicare and Medicaid Services (“CMS”), or the Medicare Administrative Contractor (“MAC”) of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject a party to liability under the federal False Claims Act, exclusion from government healthcare programs, including Medicare and Medicaid, and penalties under the federal Civil Monetary Penalties Law discussed below.

The penalties for a violation of the federal False Claims Act range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 19, 2020, the U.S. Department of Justice (“DOJ”) issued a final rule announcing adjustments to federal False Claims Act penalties, under which the per claim range increases to a range from $11,803 to $23,607 per claim, so long as the underlying conduct occurred after November 2, 2015.

The federal government has used the statute to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage (or Part C) Plans. The Affordable Care Act, as currently structured, provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the federal False Claims Act. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the federal False Claims Act. In addition to the provisions of the federal False Claims Act, which provide for civil enforcement through “qui tam” whistleblower lawsuits, the federal government can also use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

Federal Fraud and Abuse Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations and related rules (collectively, “HIPAA”), established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive co-payments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the federal Anti-Kickback Statute and federal False Claims Act, either of which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of co-payments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of co-payments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

State Fraud and Abuse Laws

Various states in which we operate have also adopted similar fraud and abuse laws as the federal laws and statutes described above. The scope of these laws and the interpretations thereof vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”), and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. HIPAA’s requirements to “covered entities” and to their independent contractors, agents and other “business associates” that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Although we are a covered entity under HIPAA, we are also a business associate of other covered entities when we are working on behalf of our healthcare provider partners.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties range from $119 to $59,522 per violation, with a cap of $1.8 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA-covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the Civil Monetary Penalties Law paid by the violator. In light of recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.

Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our systems or planned operations to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our healthcare provider partners and other third parties, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

Anti-Kickback Statute

The federal Anti-Kickback Statute is a broadly worded prohibition on the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $104,330 per violation, plus up to three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Civil penalties for such conduct can further be assessed under the federal False Claims Act. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

Federal Stark Law

Section 1877 of the Social Security Act, also known as the physician self-referral law and commonly referred to as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing certain designated health services from referring Medicare patients to such entities for the furnishing of designated health services, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. Designated health services are defined to include, among others, clinical laboratory services, physical therapy services, occupational therapy services, radiology services including ultrasound services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing designated health services that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing designated health services that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a designated health service to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute discussed above, the Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions, including denial of payment for claims for services provided in violation of the statute, mandatory refunds of amounts collected for such services, civil penalties of up to $25,820 for each violation and twice the dollar value of each such service as well as possible exclusion from future participation in the federally funded healthcare programs, including Medicare and Medicaid. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $172,137 for each applicable arrangement or scheme. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, and failure to return overpayments in a timely manner can form the basis for liability under the federal False Claims Act discussed below based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

U.S. Corporate Practice of Medicine; Fee Splitting

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We contract with healthcare providers, physicians or physician-owned professional associations and professional corporations as part of our business. An important aspect of our strategy is to form contractual relationships with different third-party providers pursuant to which we provide them or their patients with medical transportation and/or telehealth services and they pay us for those services out of the fees they collect from patients and third-party payors. In certain instances, we also share a portion of our revenues with our partners. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Regulatory authorities or other parties may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated third parties constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our healthcare provider partners, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of licenses, and the need to make changes to the terms of engagement with our provider partners that interfere with our business.

International Regulation

We expect to continue to expand our operations internationally through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), and corresponding foreign laws, including the UK Bribery Act 2010; regulation by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) and economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection, data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from healthcare services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Some of our operations may be subject to compliance with certain provisions of the federal Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. Many of the states in which we operate have comparable state statutes as well.

See the section of this Annual Report on Form 10-K statement titled “Risk Factors — Risks Related to Healthcare Regulation.”

Available Information

We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.DocGo.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A. Risk Factors.

Risks Related to DocGo’s Business Strategy

DocGo’s failure to implement its business strategy could adversely affect its business.

DocGo’s future financial performance and success is dependent in large part upon its ability to implement its business strategy successfully. DocGo’s business strategy includes several initiatives, including developing contractual relationships with new healthcare provider partners and expanding its business with existing partners; capitalizing on organic growth opportunities such as growing complementary and integrated service offerings, particularly with respect to its mobile health solutions; pursuing selective acquisitions to expand its geographic presence, among other things; and enhancing operational efficiencies and productivity. DocGo may not be able to implement its business strategy successfully or achieve the anticipated benefits of its business plan. If DocGo is unable to do so, its long-term growth, profitability and ability to service its debt will be adversely affected. Even if DocGo is able to implement some or all of the initiatives of its business plan, one or more may not be successful in achieving the desired goals and DocGo’s operating results may not improve to the extent it anticipates, or at all, or could be adversely affected.

Implementation of DocGo’s business strategy could also be affected by a number of factors beyond its control, including increased competition, government regulation, general economic conditions or increased operating costs or expenses. In particular, DocGo’s future success is contingent on DocGo’s ability to penetrate new markets and, to a lesser extent, further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control. Expanding service offerings such as DocGo’s mobile health solutions also carries unique risks, including lack of market acceptance and not realizing any return on the capital invested. Government regulations in both DocGo’s domestic and international markets can also delay or prevent expansion or the introduction of new service offerings, or require changes to some of the services DocGo already offers, which could negatively impact the success of DocGo’s strategies. In addition, to the extent DocGo has misjudged the nature and extent of industry trends or its competition, it may have difficulty in identifying new provider partners, achieving any geographic expansion, introducing new service offerings or achieving DocGo’s other strategic objectives. As such, due to these and other known and unknown risks, DocGo cannot assure you that its business strategy will be successful, and any failure to effectively implement its business strategy and otherwise grow the business could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s reliance on its contractual relationships with its healthcare provider partners and other strategic alliances could adversely affect its business.

DocGo relies significantly on its contractual relationships with its healthcare provider partners and other strategic partners and alliances to generate revenues, expand into new markets and further penetrate existing markets. In recent years, DocGo has entered into strategic business relationships with, among others, healthcare providers and hospital systems, to take advantage of commercial opportunities across its operations, but particularly in its medical transportation services segment. DocGo’s contract with Fresenius, under which DocGo generated approximately 7.1% of its revenues in the year ended December 31, 2021, is of particular importance to DocGo’s results. The structure of DocGo’s relationships with its healthcare provider partners is a novel model in DocGo’s industry and because there is little precedent for this approach, there can be no assurances that it will be operationally or financially successful in the long term.

DocGo’s contractual relationships with its healthcare provider partners and its reliance on revenues generated pursuant to these arrangements carry commercial and other risks and uncertainties that are different from those underlying DocGo’s other revenue streams, including the opportunity cost of not pursuing the specific venture independently or with other partners. For example, strategic partners may have business or economic interests that are inconsistent with those of DocGo and may take actions contrary to DocGo’s interests. While DocGo typically manages the day-to-day operations, DocGo’s partners have certain consent rights and they may not agree with decisions that DocGo believes are appropriate or are otherwise in the venture’s or its best interests. This structure can also lead to disputes with partners, which could require DocGo’s management to commit additional time and resources to resolve any disagreements or, in some instances, may lead to arbitration or litigation. Contractual relationships like these typically carry termination rights and one or more of DocGo’s partners may choose to exit the relationship prematurely and, in certain arrangements, the partner may have the option to put its interest in the venture to DocGo or acquire DocGo’s stake at a predetermined price, even if the relationship is proving beneficial to DocGo and it would choose to continue the arrangement. If one of DocGo’s ventures or any of its strategic partners is subject to a regulatory investigation or legal dispute or is otherwise the subject of any negative publicity, DocGo may be associated with the matter and similarly harmed, regardless of whether the specific partnership or DocGo itself had any connection to the underlying matters. In addition, DocGo may, in certain circumstances, be liable for the actions of its partners. Contractual relationships such as these can also raise fraud and abuse issues. For example, the Office of Inspector General (the “OIG”) of the U.S. Department of Health and Human Services (“HHS”) has taken the position that certain contractual relationships between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if not appropriately structured. Any of the foregoing risks or others related to DocGo’s reliance on strategic partners and other relationships could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.

DocGo’s business strategy depends heavily on achieving economies of scale because its initial up-front investment is costly and the associated revenue is recognized on a ratable basis. DocGo devotes significant resources to establish relationships with its clients and implement its solutions. This is particularly so in the case of large enterprises like those DocGo implements with its healthcare provider partners. Accordingly, DocGo’s results of operations will depend in substantial part on its ability to maintain and grow its relationships with customers over time. Additionally, as DocGo’s business is growing significantly, its client acquisition costs could outpace its build-up of recurring revenue, and DocGo may be unable to manage its total operating costs enough to achieve profitability, or if achieved, to maintain it. If DocGo fails to achieve appropriate economies of scale or if it fails to manage or anticipate demand, its business, financial condition and results of operations could be materially adversely affected.

The growth of DocGo’s business depends, in part, on its ability to execute on its acquisition strategy.

A significant portion of DocGo’s historical growth has occurred through acquisitions, and it anticipates continued growth through acquisitions in the future. DocGo’s growth strategy is primarily focused on geographic expansion, often as part of growing its relationship with an existing healthcare provider partner, and DocGo expects acquisitions to be the primary means of acquiring the infrastructure, licenses or other resources necessary to enter new markets in the future. DocGo is presently evaluating, and expects to continue evaluating on an ongoing basis, a variety of possible acquisition transactions.

DocGo cannot predict the timing of any contemplated transactions, and there can be no assurances that DocGo will identify suitable acquisition opportunities in the geographies into which it expects to grow or, if it does, that any transaction can be consummated on terms acceptable to it. DocGo also competes for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than DocGo. A significant change in DocGo’s business or the economy, an unexpected decrease in cash flows or any restrictions imposed by DocGo’s debt may limit its ability to obtain the necessary capital for acquisitions or otherwise impede its ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger regulatory review by governmental agencies, including the U.S. Department of Justice (the “DOJ”), the U.S. Federal Trade Commission(the “FTC”), under their respective regulatory authority. Any delay, prohibition or modification required by regulatory authorities for competitive purposes or otherwise could adversely affect the terms of a proposed acquisition or could require DocGo to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms or at all could adversely affect DocGo’s business, financial condition and results of operations.

DocGo’s acquisition strategy exposes it to significant risks and additional costs.

Acquisitions involve risks that the businesses acquired will not perform as expected or provide sufficient infrastructure and other resources necessary to operate in a given geography and DocGo’s judgments regarding the value, strengths and weaknesses and profitability of acquired businesses may prove wrong. DocGo may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, liabilities for regulatory violations and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of client relationships and other acquired assets such as goodwill. DocGo may also incur costs and experience inefficiencies to the extent an acquisition expands the services, markets or geographies in which it operates. Acquisitions may require that DocGo incur additional debt to finance the transaction, which could be substantial and limit its operating flexibility or, alternatively, acquisitions may require that DocGo issue stock as consideration, which could dilute share ownership. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities or other obligations. DocGo’s recent growth and its acquisition strategy have placed, and will continue to place, significant demands on management’s time, which may divert their attention from DocGo’s day-to-day business operations, and may lead to significant due diligence and other expenses regardless of whether DocGo pursues or consummates any acquisition. DocGo may also not be able to manage its growth resulting from acquisitions due to the number, diversity and geographic disparity of the businesses it may acquire or for other reasons. These and other risks related to acquisitions could adversely affect DocGo’s business, financial condition and results of operations.

Any inability to successfully integrate acquisitions or realize their anticipated benefits could adversely affect DocGo’s business.

Acquisitions require that DocGo integrate separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. DocGo may not be able to successfully integrate any business it has acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Risks related to the successful integration of an acquired business include:

●	diverting the attention of DocGo’s management and that of the acquired business;

●	merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;

●	merging computer, technology and other information networks and systems, including enterprise resource planning systems and billing systems;

●	assimilating personnel, human resources, billing and collections, and other administrative departments and potentially contrasting corporate cultures;

●	disrupting relationships with or losses of key clients and suppliers of DocGo’s business or the acquired business;

●	interfering with, or loss of momentum in, DocGo’s ongoing business or that of the acquired company;

●	failure to retain DocGo’s key personnel or that of the acquired company; and

●	delays or cost-overruns in the integration process.

DocGo’s inability to manage its growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on its business, financial condition and results of operations.

Risks Related to DocGo’s Business and Industry

The COVID-19 pandemic has materially impacted DocGo’s business.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States, and the World Health Organization has declared the outbreak a pandemic and the Secretary of HHS has declared a public health emergency. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures, or others that may be implemented in the future, although temporary in nature, may become more restrictive or continue indefinitely.

The COVID-19 pandemic and its national and global impact have adversely affected DocGo, particularly in its healthcare transportation segment, and this segment and other aspects of DocGo’s business may be adversely affected by the pandemic and its impact in the future. DocGo’s and its customers’ businesses have generally been classified as “essential” in most jurisdictions, permitting DocGo and its customers to continue operations in most markets. However, there can be no assurance that DocGo’s business or those of its customers’ and suppliers’ will continue to be classified as “essential” in the future, or that DocGo or they will not voluntarily limit or cease operations in one or more markets if it or they believe it is in the company’s or their best interests. For example, healthcare providers have limited the availability of elective procedures, at times entirely stopping these procedures, which has had an adverse impact on DocGo’s revenues related to non-emergency transportation services. DocGo has also determined to increase its reserves for bad debt since the pandemic began because of uncertainty regarding payments from some uninsured consumers. Further, DocGo’s business can put its healthcare professionals in direct contact with patients infected with COVID-19, which significantly increases the risk that DocGo employees will contract the virus. Should there be an outbreak of COVID-19 among DocGo’s employees in one or more of its markets, in response, DocGo may need to significantly reduce or cease operations there. The demands of the pandemic have also placed significant financial burdens on healthcare providers, including DocGo’s healthcare provider partners and other customers, and if one or more of DocGo’s partners or other customers declare bankruptcy or otherwise restrict or cease its operations, DocGo’s business may be harmed. The pandemic may also adversely affect DocGo’s ability to collect accounts receivable. DocGo also utilized several government programs in 2020 related to the pandemic, receiving approximately $1.0 million in payments through the Public Health and Social Services Emergency Fund authorized under the Coronavirus Aid, Relief and Economic Security Act and related legislation as well as various state and local programs, net of amounts that will be repaid to HHS. DocGo also received accelerated Medicare payments of approximately $2.4 million that were required to be repaid beginning in April 2021. See Note 19 to the notes to the audited consolidated financial statements of DocGo included elsewhere in this Annual Report on Form 10-K.

DocGo’s cost structure has also been adversely impacted by the pandemic. A number of DocGo’s suppliers have also been negatively impacted by the COVID-19 pandemic and there have been significant disruptions in its supply chains, particularly with respect to the personal protective equipment, or PPE, that DocGo’s healthcare professionals require to do their jobs. At times, sufficient levels of PPE have not been available and these shortages have limited DocGo’s ability to meet demand and provide its services to customers in a timely manner. Further, the demand for PPE in the healthcare industry and the public at large caused by the pandemic has significantly increased the cost of PPE and DocGo may not be able to recover these increased costs in the rates it charges for its services, which could adversely affect DocGo’s profitability. Limitations on the availability or increases in the price of PPE have and could in the future continue to adversely affect DocGo’s business and results of operations. DocGo’s suppliers’ businesses have similarly generally been classified as “essential business” permitting operations to continue, but DocGo cannot be certain that its suppliers will continue to be classified as “essential” or that they will not voluntarily limit or cease operations or that a sufficient quantity of PPE will be available and at prices that fit within DocGo’s cost structure.

DocGo’s management is focused on mitigating the impact of COVID-19 on its business and the risk to its employees. This focus has diverted management’s attention away from normal business operations. Additionally, DocGo has taken a number of precautionary measures intended to mitigate the impact of COVID-19 on its business and the risk to its employees, including implementing detailed cleaning and disinfecting processes at its facilities and across its fleet, adhering to social distancing protocols and encouraging employees to work from home when possible, any of which could adversely affect DocGo’s business. While these measures and others DocGo may take are temporary, they may continue until the pandemic is contained and restrictions on movement or commercial and business activity and related orders or ordinances are sufficiently modified or lifted, and could amplify existing risks or introduce new risks that could adversely affect DocGo’s business, including, but not limited to, risks related to internal controls and cybersecurity and others identified in these risk factors. For example, DocGo’s platform and the other systems or networks used in its business may experience an increase in attempted cyberattacks seeking to take advantage of shifts to employees working remotely using their household or personal Internet networks and to leverage fears promulgated by the COVID-19 pandemic.

Conversely, the pandemic has significantly increased the demand for DocGo’s remote and mobile testing and vaccination services and many of these contracts are on a short-term basis, often spanning only a number of weeks or months. Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts. For example, the Company estimates that COVID testing relating revenue for 2021 was approximately $110 million. Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. Moreover, it is unlikely this new demand will be sustained in the long term, at least with respect to COVID-19-related testing and vaccination, particularly if the pandemic subsides, and there can be no assurances that DocGo will be able to find alternative revenue streams to compensate for the loss. These uncertainties are exacerbated by the effects of the Covid-19 pandemic.

The pandemic has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels, and led to widespread corporate downsizing, causing a sharp increase in unemployment. There has also been disruption to and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this pandemic on the U.S. and world economies is uncertain and, until the pandemic is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

While the detrimental business impacts of COVID-19 moderated somewhat in 2021 as compared to 2020, considerable uncertainty still surrounds the COVID-19 virus and its potential effects, including potential future variants of the virus and the extent of and effectiveness of any responses taken on local, state, national and global levels. While DocGo expects the pandemic and related events will continue to impact its business, the unpredictable and unprecedented nature of the pandemic, including new variants and the extent to which vaccines will be made available globally, makes it impractical to identify all potential risks or estimate the full extent and scope of the impact on DocGo’s business and industry, as well as national, regional and global markets and economies. Accordingly, DocGo’s ability to conduct its business in the manner previously or currently expected could be materially and adversely affected, and any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could materially and adversely affect DocGo’s business, financial condition and results of operations. The pandemic may also have the effect of heightening many of the other risks described herein.

The high level of competition in DocGo’s industry could adversely affect its business.

The medical transportation industry is highly competitive. In providing these services to DocGo’s healthcare provider partners, individual customers and municipalities, DocGo competes with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, as well as other regional and local private companies. The industry also includes several large national and regional providers such as Rural/Metro Corporation, Falck, American Medical Response (AMR), Southwest Ambulance, Paramedics Plus and Acadian Ambulance. The most important competitive factors in the medical transportation services industry include the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also very important.

While the telehealth market is in an early stage of development, it is competitive and DocGo expects it to attract increased competition, which could make it difficult for DocGo to succeed. The major competitors in the industry include much larger, national or regional telehealth providers such as Teladoc, Livongo, Amwell, and One Medical that generally provide telehealth on behalf of self-insured employers and insurance plans. These competitors, however, generally do not provide direct patient care or last-mile care on behalf of the provider organization. DocGo also believes there are several smaller, private organizations providing in-home or in-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as large health systems or payors, some of which may be DocGo customers or partners, may enter the space using consumer-grade video conferencing platforms such as Zoom and Twilio or develop innovative technologies or business activities that could be disruptive to the industry. Competition could also increase from large technology companies such as Apple, Amazon, Facebook, Verizon, or Microsoft, who may develop their own telehealth solutions, as well as from large retailers like Walmart, which see an opportunity in the surge in interest in telehealth in connection with the COVID-19 pandemic. Competition in the telehealth industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth, and efficacy of telehealth services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value.

DocGo may not be successful in maintaining or growing its competitive position in one or more of its existing markets or in those into which it may expand. Some of DocGo’s competitors may have access to greater financial or other resources than it does, which may afford them greater power, efficiency, financial flexibility, geographical reach or capital resources for growth. In addition, some of DocGo’s competitors are vertically integrated and can leverage this structure to their advantage. DocGo may fail to identify optimal service or geographic markets, focus its attention on suboptimal service or geographic markets or fail to execute an appropriate business model in certain service or geographic markets. DocGo’s competitors may develop new services or technologies that are superior to DocGo’s, develop more efficient or effective methods of providing services or adapt more quickly, efficiently or effectively than DocGo does to new technologies and opportunities. DocGo’s competitors may be positioned to provide better service or influence customer requirements, or more quickly respond to changing customer requirements, and thereby establish stronger customer relationships. DocGo’s competitors may offer their services at lower prices because, among other things, they possess the ability to provide similar services more efficiently, as part of a bundle with other services or generally at a lower cost. These pricing pressures could require DocGo to lower its prices to at or below its costs, requiring DocGo to sacrifice margins or incur losses. Alternatively, DocGo may choose to forgo entering certain markets or exit others, which would limit its growth and competitive reach. Any failure by DocGo to compete or to generally maintain and improve its competitive position could adversely affect its business, financial condition and results of operations.

DocGo’s revenue would be adversely affected if it loses some or all of its business under existing contracts.

A significant portion of DocGo’s revenue growth has historically resulted from increases in the business and related fees it collects under existing contracts and the addition of new contracts. DocGo’s contracts with healthcare providers and other customers generally have terms of one to three years and most of its contracts are terminable by either of the parties upon notice of as little as 30 days. Many of the pandemic-specific testing and vaccination contracts have much shorter terms, as little as a number of weeks or months, and there is no certainty these revenue streams can be sustained at existing levels, regardless of whether the pandemic is brought under control. Even if DocGo has an existing contract with a healthcare provider it does not create any exclusive relationship and even if DocGo is given preferred status, the customer often still does business with one or more of DocGo’s competitors. For example, execution under DocGo’s medical transportation services contracts requires that an ambulance or other necessary fleet vehicle be available and within a certain proximity and the time of need and, if one is not, the customer will seek alternative options. Furthermore, certain of DocGo’s contracts will expire during each fiscal period, and DocGo may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a request for proposal. Even if DocGo is successful in renewing the contract, it may contain terms that are not as favorable to DocGo as its current contracts. There can be no assurances that DocGo will successfully retain its existing contracts and any loss of contracts or reduction in services provided thereunder or under any renewal would have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s reliance on government contracts could adversely affect its business.

While DocGo’s government contract work historically represented a small portion of its revenue, this work has recently increased substantially, representing approximately 7.3% and 65.1% of DocGo’s revenue for the years ended December 31, 2020 and 2021, respectively, and maintaining and continuing to grow this revenue stream is an important part of DocGo’s growth strategy. However, government contract work is subject to significant risks and uncertainties. Only eligible parties can bid on and service most government contracts, which requires DocGo to comply with various statutes, rules, regulations and other governmental policies, including those related to wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing. If DocGo fails to comply with any of these requirements it may be suspended or debarred from government work or subject to various administrative sanctions and civil and criminal penalties and fines. Government contract work subjects DocGo to government audits, investigations, and proceedings, which can cause similar results if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs DocGo believes are reimbursable or the ultimate amount DocGo may be paid under the agreement.

Additionally, governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated with little or no notice. As a result, contracts with government agencies may only be partially funded or may be terminated, and DocGo may not realize all of the potential revenue from those contracts. Government contracts typically can be paused or canceled entirely at any time, in whole or in part, for the government’s convenience or for default with little or no prior notice. Under these circumstances, the contractor typically receives payment only for the lesser of the work completed or the amount authorized under the contract, but not the anticipated revenue and profit that would have been earned had the contract been completed. A temporary stoppage or delay or the complete cancellation of a project can create inefficiencies, such as leaving portions of DocGo’s fleet idle for a significant period of time, cause DocGo to lose some or all of its investment in the project or result in financial and other damages that DocGo may not be able to recover from the government. The timing of project awards, including expansions of existing projects, is also unpredictable and can involve complex and lengthy negotiations and competitive bidding processes. Other risks associated with government contracting include more extended collection cycles and heightened or unlimited indemnification obligations. Any failure to maintain and grow DocGo’s government contract revenues for one or more of these or any other reasons could adversely affect DocGo’s business, financial condition and results of operations.

A significant portion of our recent revenue growth is derived from a small number of large customers.

A significant portion of our revenues and income growth in 2021 was derived from a from a limited number of customers. For the year ended December 31, 2021, one customer accounted for approximately 26% of total sales, while another customer accounted for approximately 24% of sales. One of these customers is a public benefit corporation and the other is a municipality with separate contracts with several of its agencies and departments. Services are provided under different contracts with the various independent agencies of the municipality and are not guaranteed and are terminable at will by the particular agency. However, termination of any one of those particular contracts does not necessarily indicate a greater likelihood of termination of any of the municipality’s other contracts, as these contracts are awarded on a project basis, with each project running independently of the others. We cannot assure you that this customer or other large customers will continue to do business with us on terms or at rates currently in effect, or will not elect to do business with our competitors or perform their own services themselves. The loss of one of our top customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business, financial condition and results of operations.

DocGo’s labor costs are significant and any inability to control those costs could adversely affect its business.

Labor costs are DocGo’s largest fixed cost, representing approximately 25.1% and 59.9% of its 2021 and 2020 revenues, respectively. DocGo competes with other healthcare providers in attracting these professionals, including EMTs, paramedics and nurses, to support its operations. In some markets, the lack of availability of clinical personnel has become a significant operating issue facing all healthcare providers. This shortage may require DocGo to continue to enhance wages and benefits to recruit and retain qualified personnel or to identify and contract with more expensive temporary personnel. DocGo also depends on the available labor pool of technology-skilled workers in certain of the markets in which it operates.

If DocGo’s labor costs increase, it may not be able to raise rates to offset these increased costs. Because a significant percentage of DocGo’s revenue consists of fixed, prospective payments, its ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than its revenues, DocGo’s results of operations and cash flows will likely be adversely affected.

Any union activity that may occur within DocGo’s workforce in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of DocGo’s employees are currently represented by a collective bargaining agreement, to the extent a significant portion of its employee base unionizes, it is possible DocGo’s labor costs could increase materially. DocGo’s failure to recruit and retain qualified healthcare professionals, or to control labor costs, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s inability to collect on its customer receivables or unfavorable shifts in payor mix could adversely affect its business.

The general practice in DocGo’s industry is to provide medical services in advance of payment and, in many cases, prior to any assessment of the patient’s ability to pay. DocGo ultimately bills a number of different payors, including private insurance, Medicare and Medicaid, the healthcare provider or facility and self-pay patients. These different payors typically have different billing, coding, documentation and other compliance requirements that DocGo must satisfy and any procedural deficiencies or incorrect or incomplete information could result in delays or partial or complete non-payment for the services DocGo rendered. Changes in payor mix, particularly those that increase the percentage of patients covered by lower paying government programs as compared to private insurance or that increase the percentage of self-pay patients, can reduce the amount DocGo receives for its services and adversely affect DocGo’s ability to collect on its receivables. The ability to bill and collect on certain accounts may also be limited by statutory, regulatory and investigatory initiatives such as restrictions on charges for out-of-network services or by private lawsuits, including those directed at healthcare charges and collection practices for uninsured and underinsured patients. Other factors that can adversely affect DocGo’s billing and collection efforts include general economic conditions, disputes between payors as to which party is responsible for payment, variation in coverage for similar services among various payors and the ability of individual patients to pay. In addition, DocGo recently internalized its billing and collection functions, services that were historically provided by third parties. Any transition of this nature carries significant risks and uncertainties and the failure of these departments to operate efficiently and effectively could cause periodic or prolonged disruptions to DocGo’s billing and collection efforts or create other unanticipated inefficiencies. These and other risks and uncertainties that impact DocGo’s ability to timely bill and collect on its receivables or the amount DocGo can charge for its services could adversely affect DocGo’s business, financial condition or results of operations.

DocGo may not accurately assess the costs it will incur under new revenue opportunities.

DocGo must accurately assess the costs it will incur in providing services in order to realize adequate profit margins and otherwise meet its financial and strategic objectives, particularly with respect to the expansion of its telehealth business. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, and pricing new services that DocGo has not previously offered, more difficult. Starting new contracts and service offerings may also negatively impact cash flow as DocGo absorbs various expenses before it is able to bill and collect revenue associated with the new contracts or services. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than DocGo anticipates. Any failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo may enter into a large-scale deployment of resources in response to a national emergency as a subcontractor to FEMA, which may adversely affect DocGo’s business.

DocGo does not believe that a FEMA deployment would adversely affect its ability to service its customers. DocGo is not contractually obligated to respond to FEMA requests. However, if management elects to participate, any significant FEMA deployment requires significant management attention and could reduce DocGo’s ability to pursue other opportunities and to pursue geographic expansion and its growth strategies, which could have an adverse effect on DocGo’s business, financial condition and results of operations.

DocGo may face litigation and other risks as a result of Motion’s restatement of its historical financial statements and related matters.

Motion previously accounted for its outstanding Public Warrants and Private Warrants as components of equity instead of as derivative liabilities. The Warrant Agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), Motion’s management further evaluated the Public Warrants and Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, Motion’s audit committee, in consultation with management, concluded that the Public Warrants and Private Warrants are not indexed to Motion’s common stock. As a result, Motion reclassified the Public Warrants and Private Warrants as derivative liabilities. Under this accounting treatment, Motion was required to measure the fair value of the Public Warrants and Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in Motion’s operating results for the current period.

As a result of the foregoing matters, DocGo may become subject to additional risks and uncertainties, including, among others, unanticipated costs for accounting and legal fees, the increased possibility of legal proceedings, shareholder lawsuits, governmental agency investigations, and inquiries by Nasdaq or other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject DocGo to civil or criminal penalties, shareholder class actions or derivative actions. DocGo could face monetary judgments, penalties or other sanctions that could have a material adverse effect on its business, financial condition and results of operations and could cause our stock price to decline. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If DocGo does not prevail in any such proceedings, DocGo could be required to pay damages or settlement costs.

DocGo is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Common Stock less attractive to investors.

DocGo is an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, DocGo is only required to provide two years of audited financial statements and only two years of related selected financial data and management discussion and analysis of financial condition and results of operations disclosure. In addition, DocGo is not required to obtain auditor attestation of its reporting on internal control over financial reporting, has reduced disclosure obligations regarding executive compensation and is not required to hold non-binding advisory votes on executive compensation. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. DocGo has elected to take advantage of such extended transition period. DocGo cannot predict whether investors will find Common Stock to be less attractive as a result of its reliance on these exemptions. If some investors find the Common Stock to be less attractive as a result, there may be a less active trading market for Common Stock and the price of the Common Stock may be more volatile than the historical trading market and price of Motion’s Class A Common Stock.

DocGo will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which DocGo has total annual gross revenue of $1.07 billion; (ii) the last day of DocGo’s fiscal year following the fifth anniversary of the Initial Public Offering (or December 31, 2025); (iii) the date on which DocGo issues more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Common Stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

Further, there is no guarantee that the exemptions available under the JOBS Act will result in significant savings. To the extent that DocGo chooses not to use exemptions from various reporting requirements under the JOBS Act, it will incur additional compliance costs, which may impact DocGo’s financial condition.

Risks Related to DocGo’s Limited Operating History

DocGo’s limited operating history may make it difficult to evaluate its business, which may be unsuccessful.

DocGo has a limited operating history since its inception in 2015. As such, there is limited information on which to base an evaluation of its business and prospects. DocGo’s operations are subject to all of the risks inherent in the establishment of a recently formed business and its success may be limited by expenses, difficulties, inefficiencies, complications and delays, including the need for additional financing, challenges with the successful commercialization of its services and its geographic expansion, market and customer acceptance of its services and technologies, unexpected issues with federal or state regulatory authorities, competition from larger operations, uncertain intellectual property protection, fluctuations in expenses and dependence on corporate partners and collaborators. Any failure to successfully address these and other risks and uncertainties commonly associated with early stage companies could seriously harm DocGo’s business and prospects, and it may not succeed given the challenges it faces in the markets in which it operates or may choose to expand in the future. Additionally, the idea of providing healthcare transportation services with significant reliance on a mobile platform is novel, the telehealth industry is nascent and still evolving and there are no well-established companies offering the “last-mile” telehealth solutions that DocGo offers, all of which carry its own unique risks, including market and consumer acceptance and adoption. Any evaluation of DocGo’s business and its prospects must be considered in light of these factors and the other risks and uncertainties frequently encountered by companies in this early stage of development. No assurance can be given that DocGo will successfully navigate these issues or implement any of its growth strategies in a timely or effective manner, which would negatively impact DocGo’s business, financial condition and results of operations.

Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts. For example, the Company estimates that COVID testing relating revenue for 2021 was approximately $110 million Our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to predict revenue and expense levels, and plan for and model future growth. These uncertainties are exacerbated by the effects of the Covid-19 pandemic.

DocGo has a history of losses, expects its operating expenses to increase significantly in the foreseeable future and may not achieve or sustain profitability.

Prior to 2021, when DocGo recorded $19.2 million in net income, DocGo had experienced a net loss in each year since inception, including a net loss of $14.8 million for the fiscal year ended December 31, 2020. As of December 31, 2021, DocGo had an accumulated deficit of $63.6 million. While DocGo has been able to generate revenues and believes its business strategy provides for predictable revenue streams in future periods, the business may not be able to increase revenues in future periods and may resume incurring net losses for some time as it continues to grow. It is difficult for DocGo to predict its future results of operations, and it expects its operating expenses to increase significantly over the next several years as it continues to expand its operations and infrastructure, acquire additional vehicles, hire additional personnel, make and integrate future acquisitions and invest in technology and research and development. In addition to the costs to grow its business, DocGo also expects to incur significant additional legal, accounting and other expenses as a newly public company. If DocGo fails to increase its revenue to offset the increases in its operating expenses, DocGo may not achieve or sustain profitability in the future.

If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.

Since DocGo’s inception in 2015, it has experienced rapid growth in the United States and more recently, internationally in the United Kingdom, and it expects to continue to grow in the future. For example, DocGo’s revenues have grown from $30.9 million in the year ended December 31, 2017 to $318.7 million in the year ended December 31, 2021, and DocGo’s employee base has grown to more than 2,900 in just over four years. This growth has placed, and may continue to place, significant strain on DocGo’s management, its operational and financial infrastructure and its controls and procedures, which may not be adequate to support this growth or sustain further expansion in the future.

DocGo’s ability to effectively manage its growth has required and will continue to require it to expand and improve its operational and financial infrastructure, including its controls and procedures, and to retain, attract, train, motivate and manage employees, including qualified medical professionals, operations personnel and financial and accounting staff. Additionally, DocGo has needed to and will continue to need to integrate new technologies and acquisitions into its existing business and establish consistent policies across regions and functions. Achieving these goals has required DocGo to commit substantial financial, operational and technical resources, and DocGo expects these demands to persist, and very likely may increase, as it continues to grow in the future.

This expansion and increasing complexity of DocGo’s business has placed significant strain on its operations, personnel and systems and further growth in the future could restrict DocGo’s ability to develop and improve its operational, financial and management controls and enhance its reporting systems and procedures. If DocGo is not able to expand its operations and attract, train and retain additional qualified personnel in an efficient manner, DocGo’s operations and services will be adversely affected and its customers may choose one or more of its competitors. Additionally, DocGo’s failure to maintain or upgrade its technology infrastructure effectively to support its growth or otherwise maintain its technological competitive advantage could result in unanticipated system disruptions, slow response times, or an unsatisfactory customer experience. An inability to maintain effective management, financial and reporting systems, controls and procedures could adversely affect DocGo’s ability to provide timely and accurate financial information or result in a misstatement of account balances or disclosures. If DocGo is unable to effectively manage its recent or future growth, its operations may suffer, which would adversely affect DocGo’s business, financial condition and results of operations.

Risks Related to Technology

DocGo’s business depends on numerous complex information systems and any failure to successfully maintain these systems could adversely affect its business.

DocGo depends on complex, integrated information systems and standardized procedures for operational and financial information and its billing operations. DocGo may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle its volume and changing needs. For example, DocGo recently implemented new information systems and processes in connection with internalizing its billing and collection functions, services that were historically provided by third parties, and any failure of these systems could adversely affect DocGo’s ability to submit and collect claims in a timely manner or at all. DocGo also uses the development and implementation of sophisticated and specialized technology such as its platform to differentiate its services from its competitors and improve DocGo’s profitability.

DocGo may experience unanticipated delays, complications and expenses in implementing, integrating and operating its systems. Any system disruption can adversely affect DocGo’s ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. While DocGo has disaster recovery systems and business continuity plans in place, any disruptions in its disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, limit DocGo’s capacity to effectively monitor and control its operations. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s dependence on the performance of its innovative platform and reliability of the Internet and similar infrastructures could adversely affect its business.

DocGo’s technology platform is one of its primary competitive advantages and its business depends in significant part on the performance and reliability of the Internet and other mobile infrastructures and communication systems to ensure access to and the functionality of its platform. Disruptions in Internet infrastructure or GPS signals or the failure of telecommunications network operators to provide DocGo with the bandwidth it needs to operate its platform and provide its services, whether as a result of power outage, telecommunications delay or failure, security breach or otherwise, could result in delays or interruptions and interfere with the speed and availability of DocGo’s platform. DocGo may also operate in jurisdictions that provide limited Internet connectivity, particularly as it expands into more rural areas and internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost to access DocGo’s platform. In addition, DocGo has no control over the costs of the services provided by national telecommunications operators and if mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease. Any such failure in or disruptions to Internet or mobile device accessibility, even for a short period of time, could adversely affect DocGo’s business, financial condition and results of operations.

DocGo’s platform is highly technical and its failure to operate effectively could adversely affect DocGo’s business.

DocGo’s business and its competitive advantage are dependent upon its ability to maintain operation and functionality of its platform, which is a complex system composed of many interoperating components and incorporates both proprietary and open-source software. The software and other components used in the platform may now or in the future contain undetected errors, bugs, vulnerabilities or limitations, some of which may only be discovered after the code has been released. These types of errors, misconfigurations of its systems, and unintended interactions between systems or other limitations could result in platform downtime impacting the availability of DocGo’s services. In addition, updates or expansions to DocGo’s platform of the software it relies upon may inadvertently cause interruptions in the availability or functionality of the technology. DocGo also relies on co-located data centers for the operation of its platform and, if one or more of these data centers fail, DocGo’s platform may not operate effectively or at all. If sustained for more than a brief period of time or repeated, these outages or other failures could, among other things, reduce the utility or attractiveness of DocGo’s platform to users, expose DocGo to liability if a patient’s health is adversely affected, result in negative publicity or damage DocGo’s reputation, cause DocGo to fail to comply with certain federal, state or foreign reporting obligations, and have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo relies on third-party mobile operating systems and application marketplaces to make its platform available and any failure to effectively operate across these operating systems and within these marketplaces could adversely affect DocGo’s business.

One of the most important features of DocGo’s platform is its broad interoperability with and availability on a range of devices, operating systems and third-party applications, including iOS and Android and their respective application marketplaces. DocGo does not have any control over these third-party operating systems and technologies or their respective marketplaces and there can be no assurances that these third parties will maintain their current structures. DocGo may also not be successful in developing or maintaining relationships with key participants in the mobile industry and there is no certainty that one or more will not change the fees to list DocGo’s platform for download. Further, as new mobile devices and mobile platforms are released, there is no guarantee that all mobile devices will continue to support DocGo’s platform or effectively roll out any updates. Any changes in these technologies, operating systems or marketplaces or the emergence of new alternatives that degrade the functionality of DocGo’s platform, increase the cost of using DocGo’s platform or make DocGo’s platform more difficult to access or otherwise unavailable could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s reliance on third-party service providers could adversely affect its business.

DocGo’s success depends in part on its integrations and relationships with third-party service providers, particularly third-party providers of technology related services. DocGo also uses a combination of third-party cloud computing services and co-located data centers in the United States and in the United Kingdom, including those of Amazon Web Services and Microsoft Azure, over which DocGo has no control. These third-party operations, services and co-located data centers may experience disruptions, including break-ins, computer viruses, denial-of-service attacks and other misconduct and may be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes and similar events. DocGo’s systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of these or other similar events, a decision by the third-party service providers to cease providing a service or close a co-located data center without adequate notice, or other unanticipated problems may result in DocGo’s inability to service data reliably or require it to find an alternative or migrate its data to a new on-premises data center or cloud computing service. Additionally, the contracts pursuant to which the service is provided, including the co-located data center facility agreements, can be of limited durations, and the third party generally has no obligation to renew their agreements with DocGo, whether on commercially reasonable terms or at all. These agreements can often be terminated on short notice. DocGo may not be able to easily switch to another service or cloud or data center provider in the event of any disruptions or interference to the services it uses, and even if it does, other providers are subject to the same risks and may not be available on commercially reasonable terms or at all. Any need to change a service provider or find a new cloud or data center could be time consuming and costly and may result in the loss of data and significantly interrupt the functionality of DocGo’s platform and its ability to provide its services. Further, any negative publicity related to any of DocGo’s third-party partners, including any publicity related to quality standards or safety concerns, could similarly affect DocGo’s reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks related to DocGo’s reliance on third-party services providers could have a material adverse effect on its business, financial condition and results of operations.

DocGo’s reliance on third-party software, including open-source software, could adversely affect its business.

DocGo’s success depends in part on its integrations and relationships with third-party software providers and expects that DocGo will continue to do so in the future in connection with the development and expansion of DocGo’s offerings and technologies. For example, DocGo’s use of Google Waze for the mapping and traffic function is critical to the functionality of its ShareLink technology. DocGo does not believe that an alternative mapping solution exists that can provide the scale and functionality that DocGo requires to offer these features in all of the markets in which it operates or may expand. DocGo also relies on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit electronic medical records and other personal patient information. DocGo uses third-party software internally as well, including for communication purposes. If these third parties cease to provide access to the software that DocGo uses, if it is not available on terms that DocGo believes to be reasonable, or it is not available in the most current version, DocGo may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Some of DocGo’s technology partners may also take actions which disrupt the utility of the software to DocGo or the interoperability of DocGo’s platform with their own products or services, or exert strong business influence on DocGo’s ability to and the terms on which it operates and distributes its platform. Additionally, third-party services and products are constantly evolving, and DocGo may not be able to modify its operations or platform to assure its compatibility with that of other third parties following development changes. DocGo’s third-party licenses are typically non-exclusive and its competitors may obtain the right to use any of the technology covered by these licenses to compete directly with it. If any of DocGo’s technology partners limits access or modifies their products, standards or terms of use in a manner that degrades the functionality or performance of DocGo’s platform, that is otherwise unsatisfactory or adverse to DocGo, or that gives preferential treatment to competitive products or services, DocGo’s business, financial condition and results of operations could be adversely affected.

DocGo also uses third-party open-source software in connection with its business and the development and operation of its platform, which carries its own unique risks. From time to time, companies that use third-party open-source software have faced claims of ownership or challenging the use of such open-source software and their compliance with the terms of the applicable open source license. Some open source licenses require end users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, meaning DocGo’s ability to protect its intellectual property rights in such software source code may be limited or lost entirely and DocGo would not be able to prevent competitors or others from using the code and developing competing technologies. While DocGo employs practices designed to monitor its compliance with third-party open-source software licenses and to protect its valuable proprietary source code, DocGo has not run a complete open-source license review and may inadvertently use third-party open source software in a manner that exposes it to claims of non-compliance with the applicable license terms, including claims for infringement of intellectual property rights or for breach of contract. Furthermore, there is an increasing number of different types of open-source software licenses, most of which have not been tested in a court of law, resulting in a significant absence of guidance regarding the proper legal interpretation of these licenses. If DocGo was to receive a claim of non-compliance with the terms of any of its open-source licenses, it may be required to publicly release some or all of its proprietary source code or expend substantial time and resources to re-engineer some or all of its software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise DocGo’s platform. Any of the foregoing or other risks related to the use of open-source software could have an adverse effect on DocGo’s business, financial condition and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability, which could adversely affect DocGo’s business.

DocGo is highly dependent on information technology networks and systems, including on-site systems, managed data center systems and cloud-based computing center system, to securely process, transmit and store sensitive data and information, such as protected health information (“PHI”) and other types of personal data or personally identifiable information (“PII”) relating to its employees, customers, patients and other confidential or proprietary business information. Computer malware, viruses, spamming, and phishing attacks have become more prevalent, have occurred on DocGo’s systems in the past, and may occur on DocGo’s systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors or intentional acts by DocGo’s employees or third-party service providers, or breaches in the security of these systems or platforms. These and other issues can create system disruptions, shutdowns or unauthorized access to or disclosure or modifications of such sensitive data or information, including PHI or PII. DocGo also utilizes third-party service providers for important aspects of the collection, storage, processing and transmission of this sensitive information and therefore is dependent on these third parties to similarly manage cybersecurity risks.

Because of the sensitivity of the PHI, other PII and other sensitive information DocGo and its service providers collect, store, transmit, and otherwise process, the security of DocGo’s technology platform and other aspects of its services, including those provided or facilitated by DocGo’s third-party service providers, are important to DocGo’s operations and business strategy. DocGo takes certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. DocGo is also in the process of upgrading its systems to be ISO 27001 and Service Organization Controls (SOC) 2 compliant. Measures taken to protect DocGo’s systems, those of its contractors or third-party service providers, or the PHI, other PII, or other sensitive information DocGo or contractors or third-party service providers process or maintain, may not adequately protect DocGo from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. Additionally, updates or upgrades to systems, including those currently underway with respect to ISO 27001 and SOC 2 compliance, are time-consuming and effective, may not operate as designed and could create new inefficiencies or vulnerabilities. DocGo may also be required to expend significant capital and other resources to address problems caused by security breaches. Despite DocGo’s implementation of security measures, cyberattacks are becoming more sophisticated and frequent. As a result, DocGo or its third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures. If DocGo is unable to earn and maintain necessary certifications, including ISO 27001 and SOC 2 compliance, it could result in reputational harm, customer churn and adversely affect DocGo’s ability to provide its services.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information DocGo or its contractors or third-party service providers maintain or otherwise process, could harm DocGo’s reputation, compel it to comply with breach notification laws, cause it to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require DocGo to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If DocGo is unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that DocGo has been unable to do so, its operations or the functionality of its innovative technology could be disrupted, it may be unable to provide access to its systems, and it could suffer a loss of customers, and it may as a result suffer loss of reputation, adverse impacts on customer, consumer and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of DocGo’s systems or those of any of its third-party service providers could compromise DocGo’s networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations and related rules (collectively, “HIPAA”), and regulatory penalties. See the section of this Annual Report on Form 10-K statement/consent solicitation statement/prospectus titled “Description of DocGo’s Business — Regulatory Matters.” Unauthorized access, loss or dissemination could also disrupt DocGo’s operations, including its ability to perform its services, access customer and patient health information, collect, process, and prepare company financial information, and provide information about DocGo’s current and future services. Any such breach could also result in the compromise of DocGo’s trade secrets and other proprietary information, which could adversely affect DocGo’s business and competitive position. While DocGo maintains insurance covering certain security and privacy damages and claim expenses, it may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

As of the date of this filing, DocGo has not been impacted by any security breaches to its technology platform, including its on-site systems, managed data center systems and cloud-based computing center system.

Other Risks Related to DocGo’s Business

DocGo depends on its key management personnel.

DocGo’s success depends to a significant degree upon the contributions of certain key management personnel including, but not limited to, its founder Stan Vashovsky and the other officers listed in this Annual Report on Form 10-K. If any of DocGo’s key management personnel were to cease employment with it, DocGo’s operating results could suffer. DocGo’s ability to retain its key management personnel or to attract suitable replacements should any member(s) of its management team leave is dependent on the culture the leadership team fosters and on the competitive nature of the employment market, particularly in a heavily regulated industry like that of DocGo. DocGo does not have key management life insurance that would provide it with proceeds in the event of death or disability of any of its key management personnel. The loss of services from key management personnel or any inability to find a suitable replacement should there be turnover at those positions could materially and adversely affect DocGo’s business, financial condition and results of operations.

DocGo’s inability to successfully recruit, train and retain qualified healthcare professionals could adversely affect its business.

The pool of qualified healthcare professionals, including EMTs, paramedics, LPNs and nurses, available to staff DocGo’s broad spectrum of contracts and customer needs is limited and DocGo invests significant resources to attract, train and retain these professionals. There is a relatively high rate of turnover in healthcare professional positions and, with DocGo’s expansion, its requirements in these positions have increased significantly. A significant number of employees have joined DocGo in recent years as it has grown and DocGo’s success is dependent on its ability to maintain and instill its culture, align its talent with its business needs, engage its employees and inspire them to be open to change, to innovate and to maintain a customer-driven focus when delivering its services. As such, DocGo’s ability to recruit, train and retain a sufficient number of qualified healthcare professionals has a direct impact on its operations.

DocGo has, from time to time, experienced, and it expects to continue to experience, difficulty in hiring and retaining healthcare professionals with appropriate qualifications, a difficulty that is amplified by the scope of the geographic and demographic diversity of the markets in which DocGo operates or may expand into in the future. Moreover, DocGo’s customers, including the healthcare providers with which it partners, have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts, which also decreases the number of healthcare professionals who may be qualified to staff certain of DocGo’s contracts. DocGo competes with other companies to recruit and retain these qualified healthcare professionals, including DocGo’s direct competitors, government and private emergency and first responders as well as healthcare providers, including DocGo’s partners and customers. Competition to fill these positions can be even greater in certain geographic regions, including more rural or economically depressed areas. In addition, the COVID-19 pandemic has significantly increased the demand for healthcare professionals in all regards, which makes it more difficult for DocGo to attract and retain the necessary qualified professionals. If DocGo is unable to attract, train and retain highly qualified healthcare professions, or if turnover rates are higher than it anticipates, it could have an adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s failure to protect or enforce its intellectual property rights could adversely affect its business.

DocGo’s success is dependent in part upon protecting its intellectual property rights and technology, including code, information, data, processes and other forms of information, know-how and technology. DocGo relies on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect its intellectual property. DocGo also enters into confidentiality and invention assignment agreements with its employees and consultants and enters into confidentiality agreements with certain of its third-party providers and strategic partners. However, these and other steps DocGo takes to protect its intellectual property may not be sufficient or effective.

Many intellectual property protections do not prevent competitors or others from independently developing technologies that are substantially equivalent or superior to DocGo’s offerings. Further, it may still be possible for competitors and other unauthorized third parties to copy DocGo’s technology and use its proprietary information to create or enhance competing platforms, solutions and services. DocGo also enters into strategic relationships, joint development and other similar agreements with third parties where intellectual property arising from such relationships may be jointly owned or may be transferred or licensed to the counterparty. These arrangements may limit DocGo’s ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to the joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly owned intellectual property or DocGo’s ability to compete in the market. As DocGo expands its international activities, its exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase as the laws of some countries do not provide the same level of intellectual property protection as do the laws of the United States and effective intellectual property protections may not be available or may be limited and harder to enforce in some jurisdictions.

DocGo may be required to spend significant resources in order to monitor and protect its intellectual property rights, and some violations may be difficult or impossible to detect. And, even if DocGo does detect violations of its intellectual property rights, it may need to engage in litigation or other actions to enforce its rights. Any enforcement efforts, and litigation in particular, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of DocGo’s intellectual property. DocGo’s efforts to enforce its intellectual property rights may also be met with defenses, counterclaims and countersuits attacking the validity and enforceability of its intellectual property rights. DocGo’s inability to protect its proprietary technology against unauthorized copying or use, as well as any costly litigation or extensive enforcement activities, could impair the functionality of DocGo’s platform, delay introductions of enhancements to the platform, result in DocGo’s substituting inferior or more costly technologies into its platform, harm DocGo’s reputation or brand and otherwise have a material adverse effect on its business, financial condition and results of operations.

Claims by others that DocGo infringed their proprietary technology or other intellectual property rights could adversely affect DocGo’s business.

From time to time third parties may assert claims of infringement of intellectual property rights against DocGo. In addition, third parties have sent DocGo correspondence regarding various allegations of intellectual property infringement. DocGo incorporates technology from third parties into its platform and, as such, cannot be certain that these licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which DocGo may operate. As DocGo gains an increasingly higher public profile, DocGo expects the possibility of these and other types of intellectual property rights claims against it will grow. Although DocGo believes that it has meritorious defenses, there can be no assurance that DocGo will be successful in defending against these and future allegations or in reaching a business resolution that is acceptable to DocGo.

Many potential litigants, including some of DocGo’s competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could be costly, time-consuming and a significant distraction to management. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, DocGo could risk compromising its confidential information during this type of litigation. With respect to any intellectual property rights claim, DocGo may have to negotiate a license to continue operations found to be in violation of such rights, and these licenses may not be available on favorable or commercially reasonable terms or at all. DocGo may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against it, DocGo may be subject to an injunction or other restrictions that prevent it from using the relevant intellectual property, or DocGo may determine it is prudent to agree to a settlement that restricts DocGo’s operations or its use of certain intellectual property, any of which could adversely affect DocGo’s business, financial condition and results of operations.

If DocGo is unable to successfully develop new offerings and technologies or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, DocGo’s business could be adversely affected.

Technology, including the mobile technologies DocGo utilizes on its innovative platform, is characterized by rapid change, evolving industry standards and changing regulatory requirements. This constant evolution may reduce the utility or effectiveness of DocGo’s technology or render its business model or platform noncompetitive or obsolete. DocGo’s continued success and growth depend in part upon its ability to anticipate these challenges and to innovate by enhancing its platform and other technologies and developing and successfully implementing updates and new features to keep pace with these ever-changing and increasingly sophisticated demands.

New technology introductions and platform updates can be complex and expensive as they require significant planning, design, development and testing. DocGo may find it difficult or costly to update its platform and its service offerings and to develop new services quickly enough to work effectively with new or changed technologies, to keep the pace with evolving industry standards or to meet customers’ needs. In addition, DocGo’s industry may be slow to accept DocGo’s use of technology because of, among other things, general unfamiliarity of healthcare providers with new technologies and the wide disparity of technology used in the industry, including with respect to electronic medical records. As a result, any new technologies or platform updates that DocGo may develop may not be successful for a number of years, if at all. If DocGo is unable to successfully develop new services or enhance or update its platform and existing services to meet these challenges, its business, financial condition and results of operations may be adversely affected.

DocGo’s marketing efforts to help grow its business, including its recent rebrand, may not be effective.

Promoting awareness of DocGo’s brand, innovative technology and services is important to its ability to grow its business and to attract and retain customers, and these efforts can be costly. DocGo believes that much of the growth in its business is in part attributable to its marketing initiatives. DocGo’s marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if DocGo successfully increases revenue as a result of its paid marketing efforts, it may not offset the additional marketing expenses it incurs. Any factor that diminishes DocGo’s reputation or that of its brands, including adverse publicity or failing to meet the expectations of customers, could make it substantially more difficult for DocGo to attract new customers. If these marketing efforts are not successful, DocGo’s business, financial condition and results of operations could be adversely affected.

Additionally, in January 2021, the company rolled-out a new corporate name — DocGo — while continuing to use the Ambulnz brand for its healthcare transportation services. This process carries additional risk and requires time and expense. DocGo may lose customers if they do not respond favorably to the new brand or fail to recognize the new brand as a continuation of the same business and platform. DocGo may also lose potential new customers who may have been familiar with the company, but are not yet aware of DocGo. The change may also impede the company’s ability to attract new qualified personnel if candidates do not recognize the new name. The rebranding will also increase costs. Any unforeseen costs, lack of success or loss of current or potential new customers related to the corporate name change could adversely affect DocGo’s business, financial condition and results of operations.

DocGo could be subject to lawsuits for which it does not have sufficient reserves.

Healthcare providers and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, healthcare transportation services can result in lawsuits related to vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Moreover, in the normal course of DocGo’s business, it is involved in lawsuits, claims, audits and investigations, including those arising out of its billing practices, employment disputes, contractual claims and other business disputes for which DocGo may have no insurance coverage, and which are not subject to actuarial estimates. Some of these lawsuits may involve large claim amounts and substantial defense costs.

Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, which may or may not be covered by DocGo’s existing insurance, or require DocGo to modify its services or require it to stop serving certain customers or geographies, all of which could negatively impact its existing business and its ability to grow. DocGo may also become subject to periodic audits, which would likely increase its regulatory compliance costs and may require it to change its business practices or the scope of its operations. Managing legal proceedings, litigation and audits, even if DocGo achieves favorable outcomes, is time-consuming and diverts management’s attention from DocGo’s day-to-day business. The outcome of these matters or future claims and disputes are difficult to predict and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that DocGo’s expectations will prove correct, and even if these matters are resolved in its favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could have a material effect on DocGo’s results of operations in the period when it identifies the matter, and could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations, and changes to or the failure to comply with these laws and regulations could adversely affect DocGo’s business.

DocGo is subject to various federal, state, and local laws and regulations including the Employee Retirement Income Security Act of 1974 (“ERISA”) and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department of Labor and the Occupational Safety and Health Administration. DocGo is also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations. Compliance with these and other applicable laws and regulations can be time-consuming and costly. Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs. Changes to these laws and regulations can also increase costs and require DocGo to commit additional resources to compliance. For example, raising the federal minimum wage or the minimum wage within a state where DocGo has significant operations, which has been and continues to be a subject of ongoing discussions in Washington, D.C. and other U.S. state capitals, could significantly increase DocGo’s selling, general and administrative expenses. Changes to or any failure to comply with applicable laws and regulations could have a material adverse effect on DocGo’s business, financial condition and results of operations. See also “— Risks Related to Healthcare Regulation.”

DocGo’s insurance coverage, including the reserves DocGo establishes with respect to its insurable losses, could adversely affect its business.

In connection with DocGo’s insurance programs, management establishes reserves for losses and related expenses within its self-insured retention limits, which represent estimates involving actuarial and statistical projections, at a given point in time, of DocGo’s expectations of the ultimate resolution and administration costs of losses it has incurred in respect of its liability risks. Insurance reserves inherently are subject to uncertainty. DocGo’s reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The actuarial projections include studies of projected ultimate losses on an annual basis and provide quarterly updates to those projections. DocGo uses these actuarial estimates to determine appropriate reserves. DocGo’s reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While DocGo monitors claims closely when it estimates reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions DocGo uses in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in DocGo’s consolidated financial statements. If DocGo determines that its estimated reserves are inadequate, it will be required to increase reserves at the time of the determination, which would reduce DocGo’s earnings in the period in which the deficiency is determined and could have a material adverse effect on DocGo’s business, financial condition and results of operations.

Some of DocGo’s insurance coverage is through various third-party insurers. To the extent DocGo holds policies to cover certain groups of claims or relies on insurance coverage obtained by third parties to cover such claims, DocGo may still be responsible for losses. This could occur for a variety of reasons, including if DocGo or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims. Furthermore, for DocGo’s losses that are insured or reinsured through commercial insurance companies, it is subject to the “credit risk” of those insurance companies. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as DocGo expands the geographies in which it does business. As a result, adequate professional liability insurance may not be available to it in the future at acceptable costs or at all. While DocGo believes its commercial insurance company providers are creditworthy, there can be no assurance that such insurance companies will remain so in the future, and any failure of DocGo’s insurance coverage to adequately cover any losses could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is required to make capital expenditures in order to remain compliant and competitive.

DocGo’s capital expenditure requirements primarily relate to maintaining, growing and upgrading its vehicle fleet and medical equipment to serve its customers and remain competitive. The aging of DocGo’s vehicle fleet requires it to make regular capital expenditures, including to lease newer replacement vehicles, to maintain its current level of service. DocGo’s net capital expenditures totaled $4.7 million and $4.1 million in the years ended December 31, 2021 and 2020, respectively, representing acquisitions of property and equipment, less the proceeds from disposals of property and equipment. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require DocGo to invest significant capital in additional equipment or capacity in order to remain competitive. DocGo is also required to commit sufficient capital to acquiring the necessary infrastructure when it expands into new geographies. If DocGo is unable to fund any such investment or otherwise fail to invest in new vehicles, medical equipment or other infrastructure, its business, financial condition or results of operations could be materially and adversely affected.

DocGo’s international operations subject it to additional risks that could adversely affect its business.

DocGo currently provides healthcare transportation services in the United Kingdom and intends to further expand its operations and services internationally, which subjects DocGo to regulatory, economic, political and other events and uncertainties in these foreign jurisdictions. In addition to the risks discussed elsewhere herein that are common to DocGo’s operations more generally, DocGo faces additional risks specific to its international operations, including but not limited to:

●	political, social, economic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts;

●	difficulties and increased costs in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;

●	restrictions and limitations on the transfer or repatriation of funds and fluctuations in currency exchange rates;

●	complying with varying legal and regulatory environments in multiple foreign jurisdictions, including privacy laws such as the E.U. General Data Protection Regulation;

●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

●	potential for privatization and other confiscatory actions; and

●	other dynamics in international jurisdictions, any of which could result in substantial additional legal or compliance costs, liabilities or obligations for DocGo or could require it to significantly modify its current business practices or even exit a given market.

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the United Kingdom’s exit from the European Union (Brexit) and the uncertainty regarding how the agreements reached will operate, any of which could be material. International operations also carry financial risks such as those related to fluctuations in foreign currency exchange rates and disparate tax laws. These and other risks related to DocGo’s existing or future foreign operations, or the associated costs or liabilities, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, and/or other acts by third parties.

DocGo and its customers depend on the ability of its business to run smoothly, including the ability of its fleet of ambulances, which are often needed in times of emergency, to transport patients. Any material disruption caused by natural disasters, including, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents; and other actions by third parties and other similar disruptions could cause DocGo to lose critical data and services and otherwise adversely affect DocGo’s ability to conduct business. Even with disaster recovery arrangements, DocGo’s services could be interrupted and DocGo’s insurance coverage may not compensate it for losses that may occur in the wake of such events. If any disruption results in the destruction of some or all of DocGo’s fleet, significant disruption to DocGo’s business, contributes to a general decrease in local, regional or global economic activity or otherwise impairs DocGo’s ability to meet customer demands, or if DocGo is not able to develop or execute on an adequate recovery plan in such circumstances, DocGo’s business, financial condition and results of operations could be materially adversely affected.

DocGo’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021 and 2020, DocGo had aggregate federal net operating loss carryforwards of approximately $56.6 million and $76.8 million, respectively. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $67.2 million and $99.4 million, respectively. As of December 31, 2021 and 2020, DocGo had approximately $202,965 and $41,515, respectively, of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017, of approximately $62.2 million carry forward indefinitely, while the remaining federal net carryforwards of approximately $11.7 million begin to expire in 2037. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. DocGo’s unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. DocGo may be unable to use these losses to offset income before such unused losses expire. However, U.S. federal net operating losses generated in 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset 80% of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an “ownership change” — generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period — under Section 382 of the Internal Revenue Code, DocGo’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. Although the Merger did not constitute such an ownership change, DocGo may experience ownership changes in the future as a result of changes in its stock ownership, some of which may not be within DocGo’s control, which could materially reduce or eliminate DocGo’s ability to use these losses or tax attributes to offset future taxable income or tax and have an adverse effect on its business, financial condition and results of operations.

Changes in tax laws or unanticipated tax liabilities could adversely affect DocGo’s effective income tax rate and profitability.

DocGo is subject to income taxes in the United States (federal and state) and various foreign jurisdictions. DocGo’s effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world. In particular, the Biden administration has proposed increases to the U.S. corporate income tax rate from 21% to 28% and made other proposals. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. We cannot predict the likelihood, timing or substance of U.S. tax proposals and will continue to monitor the progress of such proposals, as well as other global tax reform initiatives.

Changes in accounting rules, assumptions or judgments could materially and adversely affect DocGo.

Accounting rules and interpretations for certain aspects of DocGo’s financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of DocGo’s financial statements. Furthermore, changes in accounting rules and interpretations or in DocGo’s accounting assumptions or judgments, such as asset impairments and contingencies, are likely to significantly impact its financial statements. In some cases, DocGo could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior period(s). Any of these circumstances could have a material adverse effect on DocGo’s business, financial condition and results of operations. For additional information, see the financial statements of DocGo and related footnotes included elsewhere in this Annual Report on Form 10-K.

DocGo’s internal control over financial reporting may not be effective and its independent registered public accounting firm may not be able to certify as to their effectiveness, which could adversely affect DocGo’s business.

As a public company, DocGo is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. DocGo is an emerging growth company and, as such, its independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 until the date DocGo is no longer an emerging growth company. At such time, DocGo’s independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which DocGo’s controls are documented, designed or operating.

To comply with the requirements of being a public company, DocGo may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert management’s attention from other matters that are important to the operation of DocGo’s business. If DocGo identifies material weaknesses in its internal control over financial reporting or is unable to comply with the requirements of Section 404 or assert that its internal control over financial reporting is effective, or if DocGo’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when such disclosure is required, investors may lose confidence in the accuracy and completeness of DocGo’s financial reports and the market price of its common stock could be negatively affected, and DocGo could become subject to investigations by the SEC or other regulatory authorities, any of which could have an adverse effect on DocGo’s business, financial condition and results of operations.

We identified material weaknesses in Motion’s internal control over financial reporting with respect to Motion’s previously issued financial statements. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Prior to the Closing, Motion identified a material weakness in Motion’s internal control over financial reporting related to the classification of the Warrants as equity instead of liabilities. On May 10, 2021, the audit committee of Motion and management concluded that Motion’s internal control over financial reporting was not effective as of December 31, 2020, and, accordingly, the audit committee of Motion authorized management to restate Motion’s audited financial statements for the year ended December 31, 2020, where Motion concluded that the control deficiency that resulted in the incorrect classification of Warrants constituted a material weakness as of December 31, 2020, resulting in the filing of Amendment No. 1 to Motion’s Annual Report on Form 10-K/A, filed with the SEC on May 28, 2021. This material weakness resulted in a material misstatement of Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period from August 11 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from August 11, 2020 (inception) through September 30, 2020.

Subsequent to filing of Amendment No. 1 to Motion’s Annual Report on Form 10-K/A, based on SEC guidance, we identified a material weakness in Motion’s internal control over financial reporting related to the Motion’s application of ASC 480-10-S99-3A to its accounting classification of the Motion Class A Common Stock. On November 22, 2021, our audit committee and management concluded that Motion’s internal control over financial reporting was not effective as of December 31, 2020, and, accordingly, our audit committee authorized management to restate Motion’s audited financial statements for the year ended December 31, 2020, where we concluded that the control deficiency that resulted in the incorrect classification of Motion Class A Common Stock constituted a material weakness as of December 31, 2020, resulting in the filing of Amendment No. 2 to Motion’s Annual Report on Form 10-K/A, filed with the SEC on November 23, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Motion would not redeem its Motion Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the amended and restated certificate of incorporation of Motion. Pursuant to the Company’s re-evaluation of Motion’s application of ASC 480-10-S99-3A to its accounting classification of the Motion Class A Common Stock, the Company’s management has determined that the Motion Class A Common Stock include certain provisions that require classification of all of the Motion Class A Common Stock as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated certificate of incorporation of Motion. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to Motion’s financial statements included in this prospectus.

We have implemented a remediation plan to remediate these material weakness surrounding Motion’s historical presentation of our Warrants and Motion Class A Common Stock but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in Motion’s internal control over financial reporting.

As a result of such material weakness, the restatements, the change in accounting for the Warrants, the change in the classification of all of the Motion Class A Common Stock as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to Healthcare Regulation

DocGo conducts business in a heavily regulated industry and any failure to comply with these laws and government regulations could require DocGo to make significant changes to its operations and could have a material adverse effect on its business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which DocGo provides and bills for its services and collects reimbursement from governmental programs and private payors, its relationship with its providers, vendors and clients, its marketing activities and other aspects of its operations. Of particular importance are:

●	the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

●	the federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

●	the criminal healthcare fraud provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide professional healthcare services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws;

●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	similar state law provisions pertaining to false claims, self-referral and anti-kickback issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;

●	the federal physician self-referral law under Section 1877 of the Social Security Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions applies, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act noted below;

●	state laws that prohibit general business corporations, such as DocGo, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

●	the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers; and

●	laws that regulate debt collection practices.

DocGo’s ability to provide its services internationally is subject to the similar laws and regulations in those jurisdictions and the interpretation of these laws is evolving and varies significantly from country to county. As in the United States, many of these laws and regulations are enforced by governmental, judicial and regulatory authorities with broad discretion. Although similar to their U.S. counterparts in the subject matters addressed, these foreign laws may be very different in what is required of the business and how they regulate the underlying activities. DocGo cannot be certain that its interpretation of such laws and regulations are correct in how its structures its operations, its arrangements with its healthcare provider partners, services agreements and customer arrangements.

Many of these laws and regulations are complex, broad in scope and have few or narrowly structured exceptions and safe harbors. Often DocGo is required to fit certain activities within one of the statutory exceptions and safe harbors available and it is possible that some of DocGo’s current or future business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws can be time-consuming, requires the commitment of significant resources and may prove costly. The risk of DocGo being found in violation of these laws and regulations is increased by the fact that many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. DocGo’s failure to accurately anticipate the application of these laws and regulations to its current or future business or any other failure or alleged failure to comply with legal or regulatory requirements could create liability for DocGo and negatively affect its business. Any action against DocGo for violation of these laws or regulations, even if DocGo successfully defends against it, could cause DocGo to incur significant legal expenses, divert management’s attention from the operation of the business and result in adverse publicity.

Enforcement officials have a number of mechanisms to combat regulatory compliance, fraud and abuse, and if DocGo fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment status and approvals necessary to participate in Medicare, Medicaid and other government and private third-party healthcare and payor programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers and managing employees associated with entities found to have committed healthcare fraud may also be excluded from participation in government healthcare programs. In addition, because of the potential for large monetary exposure, criminal liability and negative publicity, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement.

DocGo believes that its business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to DocGo are subject to limited or evolving interpretations, and a review of DocGo’s business or operations by a court, law enforcement or a regulatory authority might result in a determination of non-compliance. Any failure to comply with applicable legal and regulatory requirements and the consequences of such non-compliance, including those discussed above, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is required to comply with laws governing the transmission, security and privacy of health information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of PHI and PII, including HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as “covered entities,” and the business associates with whom such covered entities contract for services. HIPAA requires covered entities such as DocGo and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect this information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in these cases. While HIPAA does not create a private right of action allowing individuals to sue DocGo in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of covered entities and business associates for compliance with the HIPAA privacy and security requirements. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the Civil Monetary Penalties Law.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory and subject to changed or differing interpretations, and DocGo expects new laws, rules and regulations regarding privacy, data protection and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, DocGo may not be able to timely comply with such requirements, or such requirements may not be compatible with its current processes. Changing DocGo’s processes could be time-consuming and expensive, and failure to timely implement required changes could subject DocGo to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance issues for DocGo and potentially restricts its ability to collect, use and disclose data and can expose it to additional expense, adverse publicity and liability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. In addition, the scope of protection afforded to data subjects by many of these data protection and privacy laws has been increasing. There are also ongoing public policy discussions regarding whether the standards for deidentified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These trends may lead to further restrictions on the use of this and similar categories of information. These initiatives or future initiatives could compromise DocGo’s ability to access and use data or to develop or market current or future services.

While DocGo has implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to DocGo by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection or information security may be interpreted and applied in a manner that is inconsistent with DocGo’s practices or those of third parties who transmit PHI and other PII or confidential information to it. Additionally, as a business associate under HIPAA, DocGo may also be liable for privacy and security breaches of PHI and certain similar failures of DocGo’s subcontractors. Even though DocGo contractually requires its subcontractors to safeguard protected health information as required by law, DocGo still has limited control over their actions and practices. If DocGo or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that DocGo or these third parties change its or their practices, or criminal charges, which could adversely affect DocGo’s business. Complying with these various laws and regulations could cause DocGo to incur substantial costs or require it to change its business practices, systems and compliance procedures in a manner adverse to its business.

DocGo publishes statements to its patients and partners that describe how it handles and protects PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, DocGo may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

DocGo also sends short message service, or SMS, text messages to potential end users who are eligible to use its service through certain customers and partners. While DocGo obtains consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures DocGo provides, form of consents it obtains or its SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for DocGo. Numerous class action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multimillion-dollar settlements to the plaintiffs. Any future such litigation against DocGo could be costly and time-consuming to defend.

Any failure to comply with HIPAA or similar laws and regulations and the consequences of such non-compliance could have a material adverse impact on DocGo’s business, financial condition and results of operations.

If DocGo does not effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding telehealth, DocGo’s business may be harmed.

The unpredictability of the healthcare regulatory landscape means that sudden changes in laws, rules, regulations and policy are possible. Federal, state and local legislative bodies frequently pass legislation and promulgate regulations that affect the healthcare industry. As has been the trend in the past decade with healthcare reform, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future, particularly in times of changing political, regulatory and other influences. DocGo cannot provide any assurances regarding the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on its business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect DocGo’s current or future business. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable legal requirements is also subject to evolving interpretations by medical boards and state attorneys general, among others, each with broad discretion. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to DocGo. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs.

As one example, the telehealth industry is still relatively young and DocGo’s ability to provide its telehealth solutions is directly dependent upon the development and interpretation of the laws governing remote healthcare, the practice of medicine and healthcare delivery in the applicable jurisdictions and more broadly. A few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. State medical boards have also established new rules or interpreted existing rules in their respective states in a manner that has limited the way telehealth services can be provided. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and there can be no guarantee that once the COVID-19 pandemic subsides or ends that such restrictions will not be reinstated or changed in a way that adversely affects DocGo’s current or future telehealth offerings.

Accordingly, DocGo must monitor its compliance with law in every jurisdiction in which it operates, on an ongoing basis. While DocGo believes that it has structured its contracts and operations in material compliance with applicable healthcare laws and regulations, the healthcare laws and regulations applicable to DocGo may be amended or interpreted in new or different ways that are adverse to DocGo and new laws and regulations adverse to DocGo’s current or future business may be adopted in the future. There can be no assurance that DocGo will be able to successfully address changes in the current regulatory environment or new laws and regulations that may be implemented in the future, or that practices which are compliant now will continue to be so in the future. Any failure to comply with any changes to or new developments in the healthcare regulatory environment could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo must be properly enrolled in governmental healthcare programs before it can receive reimbursement for services, and there may be delays in the enrollment process.

Each time DocGo expands into a new market, whether organically or by way of acquisition, DocGo must enroll the new operations under DocGo’s applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before DocGo can receive reimbursement for services rendered to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict.

With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If DocGo is unable to complete the enrollment process within the 30 days after the commencement of services, DocGo will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll could reduce DocGo’s total revenues and have a material adverse effect on the business, financial condition or results of operations.

The Affordable Care Act, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If DocGo fails to provide sufficient documentation as required to maintain its enrollment, Medicare and Medicaid could deny continued future enrollment or revoke DocGo’s enrollment and billing privileges.

The requirements for enrollment, licensure, certification and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which DocGo has contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement or other penalties. While DocGo makes reasonable efforts to substantially comply with these requirements, it cannot assure you that the agencies that administer these programs or have awarded DocGo contracts will not find that DocGo has failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on DocGo’s business, financial condition or results of operations.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on DocGo.

DocGo generates a significant amount of revenues from Medicare, either directly or through Medicare Advantage (“MA”) plans, particularly in its healthcare transportation segment. Medicare revenues represent approximately 22.4% and 6.4% of DocGo’s revenues for the years ended December 31, 2020 and 2021, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services DocGo provides. As a result, DocGo’s results of operations are, in part, dependent on government funding levels for Medicare programs and any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding or elimination of coverage for certain benefits or for certain individuals, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses DocGo for its services. Budget pressures often cause the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in DocGo’s revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, temporarily suspended these reductions from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030.

Each year, the Centers for Medicare and Medicaid Services (“CMS”) issues a final rule to establish the MA benchmark payment rates for the following calendar year. Reductions to MA rates impacting DocGo may be greater than the industry average rate and the final impact of the MA rates can vary from any estimate DocGo may have. In addition, CMS may change the rules governing the Medicare program, including those governing reimbursement. Reductions in reimbursement rates or the scope of services being reimbursed could have a material adverse effect on DocGo’s business, financial condition and results of operations.

State and federal efforts to reduce Medicaid spending could adversely affect DocGo.

Certain of DocGo’s customers who are individuals are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. As a result, a small portion of DocGo’s revenue comes from Medicaid, accounting for approximately 4.8% and 1.4% of revenue for the years ended December 31, 2020 and 2021, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on DocGo’s business, financial condition and results of operations.

Also, as part of the movement to repeal, replace or modify the Health Care Reform Law and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, DocGo cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Health Care Reform Law.

DocGo expects these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which DocGo’s services are reimbursed by state Medicaid plans.

DocGo has been and could become the subject of federal and state investigations and compliance reviews.

Companies in the broader healthcare industry are subject to a high level of scrutiny by various governmental agencies and their agents. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. For example, to enforce compliance with the federal laws, DOJ and the OIG have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance, including compliance with the healthcare reimbursement rules and fraud and abuse laws. DocGo is also required to conduct periodic internal audits in connection with its third-party relationships and receives repayment demands from third-party payors based on allegations that its services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements that require investigation. Further, DocGo periodically conducts internal reviews of its regulatory compliance. Although to date none historically have, an investigation or audit of DocGo, its executives or its managers, whether by the government and its agents, a third-party or DocGo itself, could result in significant expense to the company, adverse publicity and divert management’s attention from DocGo’s business, regardless of the outcome, and could result in significant fines, penalties and other sanctions, any of which could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and could adversely affect DocGo’s business.

Many states have laws that prohibit business corporations such as DocGo from practicing medicine, employing physicians, exercising control over medical judgments or decisions of physicians or other health care professionals (such as EMTs and nurses), or engaging in certain business arrangements such as fee-splitting, with each of the foregoing activities collectively referred to as the “corporate practice of medicine.” In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Many of the states in which DocGo currently operates generally prohibit the corporate practice of medicine, and other states may as well, including those into which DocGo may expand in the future.

The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice of medicine rules vary considerably from state to state and have been subject to limited judicial or regulatory interpretations. These laws and regulations are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians, may assert that DocGo is engaged in the unlawful corporate practice of medicine. While penalties for violations of the corporate practice of medicine vary from state to state, as a result of such allegations, DocGo could be subject to civil and criminal penalties, its contracts could be found legally invalid and unenforceable, in whole or in part, or DocGo could be required to restructure its contractual arrangements entirely. If found to be engaged in the corporate practice of medicine, DocGo may not be able to restructure its operations or its contractual arrangements on favorable terms or at all. Any failure to comply with these laws and regulations regarding the corporate practice of medicine and the consequences of such non-compliance could have a material adverse impact on DocGo’s business, financial condition and results of operations.

DocGo believes its business is structured to comply with the applicable regulations governing fee-splitting and the corporate practice of medicine in the states where it generates revenue; however, in many cases and as noted above, these laws and regulations applicable to DocGo are subject to limited or evolving interpretations, and there can be no assurances that a review of DocGo’s business or operations by a court, law enforcement or a regulatory authority might result in a determination of non-compliance.

Additional Risks Relating to Ownership of Common Stock and Warrants

Nasdaq may delist DocGo’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject DocGo to additional trading restrictions.

Common Stock and Public Warrants are listed on Nasdaq under the symbols “DCGO” and “DCGOW,” respectively. DocGo will be required to meet continued listing requirements for its securities to continue to be listed on Nasdaq, including having a minimum number of public securities holders and a minimum stock price. We cannot assure you that DocGo will continue to meet those listing requirements in the future.

If Nasdaq delists DocGo’s securities from trading on its exchange and DocGo is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that the Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since Common Stock and Public Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, the states can regulate or bar the sale of covered securities in a particular case. While DocGo is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if DocGo was no longer listed on Nasdaq, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

An active, liquid trading market for our securities may not develop, which may limit your ability to sell your securities.

An active trading market for our securities may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Common Stock and Warrants. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

Because there are no current plans to pay cash dividends on Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

DocGo intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Common Stock will be at the sole discretion of DocGo’s board of directors. DocGo’s board of directors may take into account general and economic conditions, DocGo’s financial condition and results of operations, DocGo’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by DocGo to its stockholders or by its subsidiaries to it and such other factors as DocGo’s board of directors may deem relevant. In addition, DocGo’s ability to pay dividends is limited by covenants of DocGo’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness DocGo incurs. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about DocGo’s business or if they downgrade the Common Stock or DocGo’s sector, DocGo’s stock price and trading volume could decline.

The trading market for Common Stock will rely in part on the research and reports that industry or financial analysts publish about DocGo or its business. DocGo will not control these analysts. In addition, some financial analysts may have limited expertise with DocGo’s model and operations. Furthermore, if one or more of the analysts who do cover DocGo downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of Common Stock could decline. If one or more of these analysts cease coverage of DocGo or fail to publish reports on it regularly, DocGo could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future sales, or the perception of future sales, by DocGo or its stockholders in the public market could cause the market price for Common Stock to decline.

The sale of shares of Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for DocGo to sell equity securities in the future at a time and at a price that it deems appropriate.

Certain holders of our Common Stock and Warrants have entered into the lock-up and escrow agreements in connection with the Business Combination. The counterparties to these agreements may, in certain instances, without notice, release all or any portion of the securities subject to these lock-up and escrow agreements. See the section entitled “Securities Eligible for Future Sale” for a description of these lock-up and escrow agreements. Upon the expiration or waiver of the lock-ups and escrows described above, shares held by the Sponsor and certain other stockholders of DocGo will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, when such rule becomes applicable to DocGo. In addition, pursuant to the A&R Registration Rights Agreement, the New Holders, Sponsor, and certain other stockholders have the right, subject to certain conditions, to require DocGo to register the sale of their shares of Common Stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of Common Stock to decline. The shares covered by the A&R Registration Rights Agreement represent approximately 15.7% of outstanding Common Stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for DocGo to raise additional funds through future offerings of DocGo’s shares of Common Stock or other securities.

DocGo currently has an aggregate of 6,366,638 Warrants outstanding, which became exercisable on December 5, 2021, provided that there is an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. DocGo has agreed to use reasonable best efforts to file such registration statement within 15 business days and have it declared effective within 60 business days after the consummation of the Transactions. The issuance of shares of Common Stock upon the exercise of Warrants could result in dilution to DocGo’s stockholders.

In addition, the shares of Common Stock reserved for future issuance under DocGo’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares of Common Stock reserved for future issuance under its equity incentive plans, including Substitute Options, represents approximately 24.5% of outstanding Common Stock. The compensation committee of DocGo’s board of directors may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. DocGo has filed a Form S-8 under the Securities Act to register shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock issued pursuant to DocGo’s equity incentive plan, and may file additional registration statements on Form S-8 in the future. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, DocGo may also issue its securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of DocGo’s then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to DocGo’s stockholders.

Anti-takeover provisions in DocGo’s organizational documents could delay or prevent a change of control.

Certain provisions of the Charter and the Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by DocGo’s stockholders.

These provisions provide for, among other things:

●	the ability of DocGo’s board of directors to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at DocGo’s annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent; and

●	DocGo’s board of directors to have the express authority to make, alter or repeal the Bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire DocGo, even if the third party’s offer may be considered beneficial by many of DocGo’s stockholders. As a result, DocGo’s stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause DocGo to take other corporate actions you desire. See “Description of Securities.”

The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with DocGo or its directors, officers, employees or stockholders.

The Charter provides that, unless DocGo, in writing, selects or consents to the selection of an alternative forum: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims (as defined below), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, is the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States of America; provided however, these provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. For purposes of this provision, internal corporate claims mean claims, including claims in the right of the Corporation that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of stock of the Corporation shall be deemed to have notice of and consented to the provisions of this Article.

As a result, (1) derivative action or proceeding brought on behalf of DocGo, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to DocGo or its stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or the Charter or the Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). Any person or entity purchasing or otherwise acquiring any interest in shares of DocGo’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with DocGo or its directors, officers or other employees, which may discourage such lawsuits against DocGo and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, DocGo may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect DocGo’s business and financial condition.

The Charter provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Certain of stockholders, including the Sponsor, may engage in business activities which compete with DocGo or otherwise conflict with DocGo’s interests.

The Sponsor and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with DocGo. The Charter provides that none of the Sponsor, any of its affiliates or any director who is not employed by DocGo (including any non-employee director who serves as one of DocGo’s officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which DocGo operates. The Sponsor also may pursue acquisition opportunities that may be complementary to DocGo’s business and, as a result, those acquisition opportunities may not be available to DocGo.

DocGo may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

DocGo has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by DocGo, DocGo may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. DocGo will use its best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the Warrants were offered. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Warrants will be redeemable by DocGo so long as they are held by the Sponsor, or its permitted transferees.

Warrants are exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

DocGo currently has an aggregate of 6,366,638 Warrants outstanding, representing the right to purchase an equivalent amount shares of Common Stock. The Warrants became exercisable on December 5, 2021. The exercise price of the Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which would result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

The Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of the Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of Common Stock purchasable upon exercise of a Warrant.

The market price and trading volume of Common Stock and Warrants may be volatile.

Stock markets, including Nasdaq, have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for Common Stock and Warrants, the market price of Common Stock and Warrants may be volatile and could decline significantly, whether or not any price changes are related to matters specific to DocGo. In addition, the trading volume in Common Stock and Warrants may fluctuate and cause significant price variations to occur. If the market price of Common Stock and Warrants declines significantly, you may be unable to resell your shares of Common Stock and Warrants at or above the market price of Common Stock and Warrants. We cannot assure you that the market price of Common Stock and Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this prospectus;

●	actual or anticipated differences in DocGo’s estimates, or in the estimates of analysts, for DocGo’s revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;

●	perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;

●	the performance and market valuations of other similar companies;

●	future announcements concerning DocGo’s business or its competitors’ businesses;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines; and

●	general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert DocGo’s management’s attention and resources, which could have a material adverse effect on DocGo.

Future issuances of debt securities and equity securities may adversely affect DocGo, including the market price of Common Stock and may be dilutive to existing stockholders.

There is no assurance that DocGo will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that DocGo issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because DocGo’s decision to issue debt or equity in the future will depend on market conditions and other factors beyond DocGo’s control, it cannot predict or estimate the amount, timing, nature or success of DocGo’s future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

DocGo qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find the Common Stock and Warrants of DocGo less attractive because we will rely on these exemptions. If some investors find the Common Stock and Warrants less attractive as a result, there may be a less active trading market for the Common Stock, and Warrants and more stock price volatility.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

Our principal executive offices are located in New York City, where we occupy approximately 6,000 square feet under a lease that expires in 2026. We use this facility for administration, sales and marketing, and general corporate activities. In addition to our headquarters, to support our local operations, as of December 31, 2021, we owned or leased 26 office locations elsewhere in the United States (seven in New York, three in California four in Texas, two each in Colorado, Pennsylvania, New Jersey and Tennessee, and one each in Alabama, New Jersey, Delaware and Wisconsin). These local facilities are used principally for ambulance basing, garaging and maintenance, as well as for administrative activities and general oversight. Outside of the United States, we currently lease three facilities in England, in Chester, Derby and Rotherham. These facilities are used for administrative functions and ambulance basing. Our leases for our local facilities expire at various dates through 2026. We believe our facilities are adequate to meet our current and projected needs in the immediate future, and suitable space is readily available if needed. We intend to procure additional, similar facilities as we expand geographically.

Vehicle Fleet

As of December 31, 2021, we operated 482 vehicles, including 294 ambulances, 85 wheelchair vans and 103 basic transportation or support vehicles. Approximately 47% of our fleet is leased and 53% is owned. We replace ambulances based upon age and usage, generally every eight to ten years. The average age of our existing active ambulance fleet is approximately four years. We generally prefer to lease vehicles, but we have purchased vehicles in the past when deemed appropriate. Most of our owned vehicles were acquired in connection with business acquisitions.

We use a combination of commercial and in-house maintenance services to maintain our fleet. In those geographies where quality external commercial maintenance services are able to meet our quality standards, we will utilize those commercial maintenance services. We continue to explore ways to decrease our overall maintenance expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

Item 3. Legal Proceedings.

We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 18 of the Notes To Consolidated Financial Statements.

From time to time, in the ordinary course of business and like others in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. These requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take what we believe to be appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “DCGO” and “DCGOW,” respectively. From October 19, 2020 until the consummation of the Business Combination, our Class A common stock, units, and warrants traded on The Nasdaq Capital Market under the trading symbols “MOTN” “MOTNU,” and “MOTNW,” respectively.

As of March 11, 2022, there were 103 holders of record of our Common Stock and 2 holders of record of our warrants.

The Company has not paid any cash dividends on its Common Stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the section entitled “Risk Factors,” included in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please read the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of DocGo and its consolidated subsidiaries, including those periods prior to the Business Combination. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

DocGo, which was originally formed in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and mobile services in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the United States and the United Kingdom.

The Company derives revenue primarily from its two operating segments: Transportation Services and Mobile Health services.

●	Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

●	Mobile Health Services: The services offered by this segment include services performed at home and offices, COVID-19 testing, and event services which include on-site healthcare support at sporting events and concerts.

See the section of this prospectus titled “Description of DocGo’s Business — Our Segments” and Note 11 to the notes to the audited consolidated financial statements of Ambulnz included in the prospectus for additional information regarding DocGo’s segments.

For the years ended December 31, 2021 the Company recorded net income of $19.2 million, compared to a net loss of $14.8 million in the year ended December 31, 2020.

COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of COVID-19, a new strain of coronavirus. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The spread of COVID-19 and the related shutdowns and restrictions have had a mixed impact on our business. In the ambulance transportation business, which comprise predominantly non-emergency medical transport, the Company experienced a decline in transportation volumes versus historical levels, as elective surgeries and other non-emergency surgical procedures were postponed or cancelled. In addition, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were either cancelled or have experienced a significantly restricted number of permitted attendees In most markets, these trip volumes have recovered, and on a consolidated basis, trip volumes in December 2021 were 27.2% above those of March 2020, when COVID-19 related restrictions were first implemented.

There are two areas where the Company experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue that partially offset some of the lost non-emergency transport revenues. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company expanded its operations to include Rapid Reliable Testing (“RRT”), with the goal to perform COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health business line. Mobile Health generated approximately $234.4 million in revenue in the year ended December 31, 2021, as compared to $30.9 million in 2020 and $1.9 million in 2019.

During 2020 and the early part of 2021, the Company continued to operate with several back-office employees working remotely. To date, the Company has not witnessed any degradation in productivity from these employees, the large majority of whom have now returned to their respective offices, and our operations have proceeded without major interruption. By early 2021, nearly all remote employees had returned to work in their respective offices and other locations. DocGo also utilized several government programs in 2020 related to the pandemic, receiving approximately $1.0 million in payments through the Public Health and Social Services Emergency Fund authorized under the Coronavirus Aid, Relief and Economic Security Act and related legislation as well as various state and local programs, net of amounts that will be repaid to HHS. DocGo also received accelerated Medicare payments of approximately $2.4 million that were required to be repaid beginning in April 2021. Through December 31, 2021, approximately $1.7 million of this advance had been recouped by Medicare.

While it is very difficult to accurately predict the future direction of the effects of the COVID-19 pandemic, and the related impact on medical transportation levels, the revenue from the Transportation Services segment during 2021 exceeded that of 2020 by approximately 33%. Since the beginning of 2021, trip volumes in most of our markets have started to return to more normal historical levels. The Company generated, during 2021, COVID-19 testing revenue, including its Mobile Health services segment, above the levels projected. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues have accelerated the diversification in the Company’s business by more rapid expansion of the Mobile Health segment.

The Company’s current business plan assumes gradual recovery of industrywide transportation volumes to historical levels, plus an increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related positive and negative impacts will affect our business, financial condition, and results of operations in future periods.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, obtaining operating licenses, acquisitions, conditions in the healthcare transportation and mobile health services markets and economic conditions generally, availability of healthcare professionals, changes in the cost of labor, and production schedules of our suppliers. Some of the more important factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on DocGo’s ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control. The COVID-19 pandemic has also significantly impacted DocGo’s business, as discussed above.

Operating Licenses

DocGo has historically pursued a strategy to apply for ambulance operating licenses in the states, counties and cities, identified for future new market entry. The approval of a new operating license may take an extended period of time. DocGo reduces this risk through its acquisition strategy by identifying businesses and/or underlying licenses in these new markets that may be for sale.

Acquisitions

Historically DocGo pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value During the 12 months ended December 31, 2021, DocGo completed one acquisition, for a purchase price of $2.3 million, which contributed approximately $0.3 million to 2021 revenues. During the 12 months ended December 31, 2020, DocGo completed one acquisition, for a purchase price of $0.8 million, which contributed approximately $0.1m to 2020 revenues. During the 12 months ended December 31, 2019, DocGo completed four acquisitions, for an aggregate purchase price of approximately $1.1 million. These acquisitions contributed a combined total of approximately $0.4 million to 2019 revenues.

Healthcare services market

The transportation services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. During the pandemic, DocGo experienced a decrease in transportation volumes as a result of fewer elective surgeries. However, the Company was able to reallocate assets to locations where demand increased as a result of the pandemic.

Overall economic conditions in the markets we operate

Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, health care coverage of transportation and mobile health services, interest rates, ambulance manufacturing, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect our business.

Trip Volumes and Average Trip Price

A “trip” is defined as an instance where the Company completes the transport of a patient to a specific destination, for which we are able to charge a fee. This metric does not include instances where a trip is ordered and subsequently either canceled (by the customer) or declined (by the Company). As trip volume represents the most basic unit of transportation service provided by the Company, it is the best measure of the level of demand for the Company’s Transportation Services, and is used by management to monitor and manage the scale of the business.

The average trip price is calculated by dividing the aggregate revenue from completed transports (“trips”) by the total number of transports, and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services.

Revenues generated from programs under which DocGo is paid a fixed rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above.

Our ability to control expenses

We pay close attention to managing our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We employ our proprietary technology to drive improvements in productivity per transport. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our locations.

Inflation

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has been steadily increasing. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. These data are reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0% area through the end of the third quarter of 2021. The inflation rate continued to increase throughout the fourth quarter, measuring approximately 7.5% in December 2021. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to 2022, we anticipate a moderation of the inflation rate when compared to 2021, when the annual inflation rate was 4.7%, but expect that inflation will remain above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates in 2022, gross margins could be below plan.

Investing in R&D and enhancing our customer experience

Our performance is dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We must continually develop and introduce innovative new software services, integrate with third-party products and services, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.

Regulatory Environment

DocGo is subject to federal, state and local regulations including healthcare and emergency medical services laws and regulations and tax laws and regulations. The Company’s current business plan assumes no material change in these laws and regulations. In the event any such change occurs, compliance with new laws and regulations might significantly affect its operations and cost of doing business.

Components of Results of Operations

Our business consists of two reportable segments — Transportation services and Mobile Health services. The Company evaluates the performance of both segments based primarily on results of its operations. Accordingly, other income and expenses not included in results from operations are only included in the discussion of consolidated results of operations.

Revenue

The Company’s revenue consists of services provided by its ambulance Transportation segment and its Mobile Health segment.

Cost of Revenues

Cost of revenues consists primarily of revenue generating wages paid to employees, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, and fuel related to Transportation Services, and laboratory fees, facility rent, medical supplies and subcontractors. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

Operating expenses

General and administrative expenses

General and administrative expense consists primarily of salaries, bad debt expense, insurance expense, consultant fees, and professional fees for accounting services. We expect our general and administrative expense to increase as we scale up headcount with the growth of our business, and as a result of operating as a public company, including compliance with SEC rules and regulations, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Depreciation and Amortization

DocGo depreciates its assets using the straight-line method over the estimated useful lives of the respective assets. Amortization of intangibles consists of amortization of definite-lived intangible assets over their respective useful lives.

Legal and Regulatory

Legal and regulatory expenses include legal fees, consulting fees related to healthcare compliance, claims processing fees and legal settlements.

Technology and development

Technology and development expense, net of capitalization, consists primarily of cost incurred in the design and development of DocGo’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including continuing to invest in the optimization, accuracy and reliability of our platform and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.

Sales, advertising and marketing

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows, and promotional materials. We expect that our sales and marketing expenses will continue to increase over time as we increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness.

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations

Comparison of Fiscal 2021 with Fiscal 2020

	For the Years Ended December 31,		Change	Change
$ in Millions	2021	2020	$	%
Revenues, net	$318.7	$94.1	$224.6	239%
Cost of revenue	209.0	62.7	146.3	233%

Operating expenses
General and administrative	74.9	34.9	40.0	115%
Depreciation and amortization	7.5	5.5	2.0	36%
Legal and regulatory	3.9	3.7	0.2	4%
Technology and development	3.3	1.2	2.1	179%
Sales, advertising and marketing	4.8	0.7	4.0	538%
Total expenses	303.4	108.8	194.6	179%
Income/(loss) from operations	15.4	(14.8)	30.2

Other income (expenses)
Interest income (expense), net	(0.8)	(0.2)	(0.6)	274%
Gain (loss) from PPP loan forgiveness	0.1	-	0.1
Gain (loss) on disposal of fixed assets	(0.0)	0.0	(0.1)	(213)%
Gain (loss) on remeasurement of warrant liabilities	5.2	-	5.2
Gain (loss) on initial equity method investment	(0.1)	-	(0.1)
Other income	(0.0)	0.3	(0.3)	(113)%
Total other expense	4.4	0.1	4.3	3450%
Net income/(loss) before income tax	19.8	(14.6)	34.5

Income tax (expense) benefit	(0.6)	(0.2)	(0.4)	268%
Net income (loss)	19.2	(14.8)	34.0
Net income (loss) attributable to Non-controlling interests	(4.6)	(0.4)	(4.1)	940%
Net income (loss) attributable to the shareholders of DocGo Inc and Subsidiaries	$23.8	$(14.4)	$38.2

Consolidated

For the year ended December 31, 2021, total revenues were $318.7 million, an increase of $224.6 million, or 239%, from the total revenues recorded in the year ended December 31, 2020.

Transportation Services

For the year ended December 31, 2021, Transportation Services revenue totaled $84.3 million and increased by $21.1 million, or 33%, as compared with the year ended December 31, 2020. This increase was due to a 12% increase in transportation trip volumes, from 159,908 trips for the year ended December 31, 2020 to 179,063 trips for the year ended December 31, 2021. The increase in trip volumes is due to a combination of growth in markets originally entered in 2019 and 2020, expansion of existing markets and entry into new markets in 2021. Our average trip price increased from $324 in the year ended December 31, 2020, to $342 in the year ended December 31, 2021. The increase in the average trip price in the 2021 period reflects a shift in mix toward higher-priced transports. We anticipate that average trip price could increase further in 2022, due to a 5.1% increase in the Medicare reimbursement rate for ambulance transports. Transportation Services revenues were also driven higher in 2021 by an 135% increase in revenues generated from programs under which DocGo is paid a fixed rate for the use of a fully staffed and equipped ambulance, driven by new customer acquisition. These services do not factor in the trip counts or average trip prices mentioned above. This was partially offset by the absence of FEMA transport revenues in the current year period. FEMA revenues amounted to approximately $4.5 million in the second quarter and full year of 2020.

Mobile Health

For the year ended December 31, 2021, Mobile Health revenue totaled $234.4 million, an increase of $203.5 million, or 659%, as compared with the year ended December 31, 2020. This significant increase was mainly due to the expansion of the services offered by this segment in 2021, particularly with respect to COVID-19 related testing (which began in May 2020) and vaccination and other healthcare services revenues included in the Mobile Health segment. This expansion accelerated throughout 2021 as the Company increased its customer base and geographic reach, while extending several large customer contracts and began providing a broader range of services.

Cost of Revenue

For the year ended December 31, 2021, total cost of revenue (exclusive of depreciation and amortization) increased by 233%, as compared to the year ended December 31, 2020, while revenue increased by approximately 239%. Cost of revenue as a percentage of revenue decreased to 65.6% in 2021 from 66.6% in 2020.

In absolute dollar terms, cost of revenue in the year ended December 31, 2021 increased by $146.3 million from the levels of the year ended December 31, 2020. This was primarily attributable to a $40.9 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments; a $65.5 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, temporarily causing the Company to rely increasingly on subcontracted labor; a $12.7 million increase in lab fees related to COVID-19 testing activity, which was launched toward the middle of the prior-year period and continued to increase in volume throughout the year, particularly in the fourth quarter of 2021; a $20.8 million increase in medical supplies, due to the purchase of COVID-19 test kits and the need for increased personal protective equipment (PPE) and related supplies, particularly in the fourth quarter of 2021, and the increased cost thereof as a result of increased demand during the pandemic; and a $4.6 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel costs; and $1.6 increase in facilities and other costs of sales, relating to the Company’s increased scale and geographic presence.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2021 amounted to $63.4 million, up $19.6 million, or 45%, from the year ended December 31, 2021. Cost of revenues as a percentage of revenues increased to 75.3% from 69.3%, reflecting higher hourly wages in certain markets and increased overtime for field employees, and increased fuel costs, as described above.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2021 amounted to $145.6 million, compared to $18.9 million in the year ended December 31, 2020. Cost of revenues as a percentage of revenues increased to 62.3% from 61.2%, despite lower average per-test lab fees and the inclusion of higher-margin, hourly-based programs in the 2021 period, reflecting the increased use of higher cost subcontracted labor and significant increases in medical supply costs, as described above.

Operating expenses

For the year ended December 31, 2021, the Company recorded $94.4 million of operating expenses compared to $46.1 million for the year ended December 31, 2020, an increase of 105%. As a percentage of revenue, operating expenses declined from 49.0% in 2020 to 29.6% in 2021, due primarily to the significant increase in overall revenues described above, coupled with the semi-fixed nature cost of the corporate infrastructure. The increase of $48.3 million related primarily to a $25.8 million increase in payroll due to investments in and expansion of corporate infrastructure to support the revenue growth; a $0.9 million increase in subcontracted labor costs, due to the growth of the Mobile Health segment, which outpaced the Company’s ability to hire enough internal personnel to service these revenues; a $3.7 million increase in sales and marketing cost, driven by higher sales commissions and increased marketing activity arising from the expansion of the Mobile Health segment; a $1.0 million increase in liability insurance expense, reflecting a reserve for estimated losses under the Company’s insurance policy deductibles; a $4.5 million increase in travel and entertainment expenses, reflecting both the growth of the overall employee base, as well as increased business development related activities for both the Transportation Services and Mobile Health segments; a $3.4 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization; a $1.9 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation and financing and capital-raising activities; a $1.8 million increase in office-related expenses, owing to the Company’s ongoing geographic expansion; a $0.8 million increase in licenses and taxes, due primarily to the geographic expansion of the Mobile Health segment; a $1.9 million increase in computer IT infrastructure, driven by the Company’s business and headcount expansion; and a $2.6 million increase in bad debt expense, in line with the increase in overall revenues during the period.

For the Transportation Services segment, operating expenses in the year ended December 31, 2021 were $47.2 million, up $8.5 million, or 22%, from the year ended December 31, 2020. Operating expenses as a percentage of revenues declined to 56.1% from 61.2% in the prior year period, reflecting the increase in Transportation Services revenues, compared to the semi-fixed cost nature of the corporate infrastructure. The increased operating expenses, in dollar terms, in the year ended December 31, 2021 primarily reflected higher costs for payroll, travel and entertainment, professional fees and depreciation, as described above.

For the Mobile Health segment, operating expenses in the year ended December 31, 2021 were $47.2 million, compared to operating expenses of $7.5 million in the year ended December 31, 2020. Operating expenses as a percentage of revenues decreased to 20.1% from 24.2% in 2020, despite significant expenditures made in the expansion of services and geographic areas of operation, as well as the buildout of the Mobile Health management infrastructure throughout 2021, due to the faster rate of increase in Mobile Health revenues. The increased operating expenses, in dollar terms, in 2021 were primarily driven by higher costs for payroll, subcontracted labor costs, travel and entertainment, marketing and computer IT infrastructure, and facilities costs, as described above.

Interest income (expense, net)

For the year ended December 31, 2021, the Company recorded $0.8 million of net interest expense compared to $0.2 million of interest expense in the year ended December 31, 2020. The increase in net interest expense in the current period reflects an increase in payments made for leased vehicles, as the Company’s fleet expanded.

Other income

During the year ended December 31, 2021, the Company recorded a $0.1 million gain from the forgiveness of a PPP loan made to one of the Company’s subsidiaries. No gain or loss was recorded in relation to the disposition of any loan in the prior year period.

Gain on remeasurement of warrant liabilities

During the year ended December 31, 2021, the Company recorded a $5.2 million gain from the remeasurement of warrant liabilities, The warrants are marked-to-market in each reporting period, and this gain reflects the decline in DCGO’s stock price relative to the beginning of the period. No gain or loss was recorded in relation to the remeasurement of warrant liabilities in 2020.

Income tax (expense)/benefit

During the year ended December 31, 2021, the Company recorded income tax expense of $0.6 million, compared to an income tax expense of $0.2 million in the year ended December 31, 2020. The increase in income tax expense resulted from the higher level of pretax income as well as state income taxes in jurisdictions the Company entered during the past year.

Noncontrolling Interest

For the year ended December 31, 2021, the Company had a net loss attributable to noncontrolling interest of approximately $4.6 million, compared to a net loss attributable to noncontrolling interest of $0.4 million for the year ended December 31, 2020. The increased loss reflects ongoing investments made into new markets that were entered into during 2020 and 2021.

Liquidity and Capital Resources

Since inception, DocGo completed three equity financing transactions as its principal source of liquidity, with minimal debt incurred. Generally, the Company utilized equity raised to finance operations during its development phase, investments in assets, ambulance operating licenses and funding accounts receivable. The Company has also funded these activities through operating cashflows. In November 2021, upon the completion of the merger between Motion Acquisition Corp. and Ambulnz, Inc., the Company received proceeds of approximately $158.1 million, net of transaction expenses. Despite the fact that the Company generated positive net income in the year ended December 31, 2021, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers frequently results in the requirement for using existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and rate of growth in existing and into new markets. The cost of ongoing technology development is another factor that is considered. Capital requirements might also be affected by factors which the Company cannot control, such as interest rates, and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 on the economy and operations evolves, the Company will continuously assess its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need or choose to raise additional capital through debt or equity financings.

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and an available line of credit will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Comparison as of December 31, 2021 and December 31, 2020

$ in Millions	As of December 31, 2021	As of December 31, 2020	Change $	Change %
Working capital
Current Assets	$256.0	$58.4	$197.6	338%
Current Liabilities	57.9	23.5	$34.4	146%
Total working capital	$198.1	$34.9	$163.2	468%

As of December 31, 2021, available cash totaled $175.5 million, which represented an increase of $143.1 million compared to December 31, 2020, reflecting the receipt of the proceeds of the Motion transaction described above. As of December 31, 2021, working capital amounted to $198.1 million, which represents an increase of $163.2 million compared to December 31, 2020, reflecting the increased cash balance. Increased accounts receivable, reflecting the growth of the business in 2021, were partially offset by increases in current liabilities reflecting the growth of the business and resulting from extended payment terms from vendors.

Cash Flows

Year ended December 31, 2021 and 2020

	For the Year ended December 31,
$ in Millions	2021	2020	Change	Change
Cash Flow Summary
Net cash provided by/(used in) operating activities	$(1.9)	$(10.7)	8.8	-82%
Net cash used in investing activities	(8.6)	(6.0)	(3.1)	43%
Net cash provided by financing activities	155.2	(0.8)	156.5
Effect of exchange rate changes	0.0	0.2	(0.2)	-100%
Net (decrease) increase in cash	$144.7	$(17.3)	162.0	%

Operating activities

During the year ended December 31, 2021, operating activities used $1.9 million of cash, despite net income of $19.2 million. Non-cash charges amounted to $7.7 million, as $5.2 million in depreciation of property and equipment and right-of-use assets, $1.8 million from amortization of intangible assets, $4.5 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $1.4 million of stock compensation expense were partially offset by $5.2 million in a non-cash gain on the remeasurement of warrant liabilities. Changes in assets and liabilities resulted in approximately $28.8 million in negative operating cash flow and were primarily driven by a $57.1 million increase in accounts receivable arising from the growth of the business, particularly in the fourth quarter of the year and the inclusion of larger Mobile Health customers with extended credit terms; and a $3.5 million increase in prepaid expenses and other current assets, partially offset by a $32.6 million increase in accounts payable and accrued expenses due primarily to the extension of credit and timing of payments, as DocGo attempted to align the timing of payments to vendors with the timing of payments received from customers, where possible, in an attempt to manage cash balances.

During the year ended December 31, 2020, operating activities used $10.7 million of cash, primarily resulting from a net loss of $14.8 million, partially offset by non-cash charges of $7.7 million. The non-cash items included $1.9 million of bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $4.0 million resulting from the depreciation of property and equipment and right-of-use assets, $1.4 million from amortization of intangible assets, and $0.7 million of stock compensation expense, partially offset by a non-cash gain of $0.3 million from a write off of amounts due to a seller. Changes in assets and liabilities resulted in approximately $3.6 million in negative operating cash flow and were primarily driven by a $16.2 million increase in accounts receivable and a $0.1 million increase in prepaid expenses and other current assets, which were partially offset by a $12.7 million increase in combined accounts payable and accrued expenses.

Investing activities

During the year ended December 31, 2021, investing activities used $8.6 million of cash, primarily consisting of the acquisition of property and equipment totaling $4.8 million and the acquisition of businesses and intangibles in the amount of $3.1 million to support the ongoing growth of the business. In addition, there was an equity investment amounting to approximately $0.7 million.

During the year ended December 31, 2020, investing activities used $6.0 million, primarily consisting of the acquisition of intangibles ($1.9 million) and the acquisition of property and equipment ($4.4 million) to support growth of new transportation markets, partially offset by $0.3 million in proceeds from the disposal of property and equipment.

Financing activities

During the year ended December 31, 2021, financing activities provided $155.2 million of cash, due primarily to $158.1 million in proceeds from the issuance of common stock in connection with the Motion merger, which is net of $20.0 million in issuance costs. This was slightly offset by $2.2 million in payments on obligations under the terms of a finance lease, and $0.5 million in expenditures to acquire the remaining 20% of the Company’s U.K. subsidiary. During 2021, the Company received $8.0 million in proceeds from a revolving bank loan, which was repaid during the fourth quarter of 2021.

During the year ended December 31, 2020, financing activities used $0.8 million of cash, as noncontrolling interest contributions were outweighed by repayments made on notes payable and finance leases.

Future minimum annual maturities of notes payable at December 31, 2021 are as follows:

Notes Payable
2022	$0.6
2023	$0.5
2024	$0.3
2025	$0.2
2026	$0.2
2027 and thereafter	$0.1
Total maturities	$1.9
Current portion of notes payable	$0.6
Long-term portion of notes payable	$1.3

Future lease payments included in lease liabilities as of December 31, 2021, and for the following five fiscal years and thereafter were as follows:

Operating Leases
2022	$3.8
2023	$3.0
2024	$1.7
2025	$1.7
2026	$1.1
2027 and thereafter	$0.0
Total future minimum lease payments	11.3
Less effects of discounting	$(1.2)
Present value of future minimum lease payments	$10.1

Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represents the portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

Pursuant to the Business Combination, the merger between Motion and Ambulnz, Inc. was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Motion was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz, Inc. stock for the net assets of Motion, accompanied by a recapitalization. The net assets of Motion are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz, Inc. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz, Inc. was determined to be the accounting acquirer in the transaction, as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, (“ASC 805”) and was accounted for using the acquisition method of accounting.

Principles of Consolidation

The Company’s Consolidated Financial statements include the accounts of DocGo Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Consolidated Financial statements.

The Company holds a variable interest which contracts with physicians and other health professionals in order to provide services to the Company. MD1 Medical Care P.C. (“MD1”) is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Total revenue for the VIE amounted to $477,654 as of December 31, 2021. Net loss for the VIE was $122,982 as of December 31, 2021. The VIE’s total assets, all of which were current, amounted to $481,338 on December 31, 2021. Total liabilities, all of which were current for the VIE, was $906,444 on December 31, 2021. The VIE’s total stockholders’ deficit was $425,106 on December 31, 2021. The Company made payments of $1,746,736 and $298,404 to MD1 and its affiliates during the years ended December 31, 2021 and 2020, respectively.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including NCI, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

The estimated fair value of net assets to be acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. Management uses assumptions on the basis of historical knowledge of the business and projected financial information of the target. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets, consisting primarily of operating licenses, are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company makes assumptions regarding the estimated future cash flows, including forecasted revenue growth, projected gross margin and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

The Company tests goodwill for impairment at the reporting unit level, which is one level below the operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the one-step quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, goodwill impairment is recognized.

Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to the results of operations in the period such determination is made. For the periods ended December 31, 2021 and 2020, management determined that there was no impairment loss required to be recognized in the carrying value of goodwill or other intangible assets. The Company selected December 31 as its annual testing date.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), as amended.

To determine revenue recognition for contractual arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when (or as) the relevant performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company provides to the customer.

The Company generates revenues from the provision of (1) ambulance and medical transportation services (“Transportation Services”) and (2) Mobile Health services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payer.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Please see Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

DocGo Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

DocGo Inc. and Subsidiaries

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DocGo Inc. and Subsidiaries (the “Company” and formerly known as Ambulnz, Inc. and Subsidiaries) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and comprehensive income (loss) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2021.

Pittsburgh, PA

March 15, 2022

DocGo Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$175,537,221	$32,418,220
Accounts receivable, net of allowance of $7,377,389 and $3,193,048 as of December 31, 2021 and 2020, respectively	78,383,614	24,854,957
Prepaid expenses and other current assets	2,111,656	1,150,491

Total current assets	256,032,491	58,423,668

Property and equipment, net	12,733,889	9,105,597
Intangibles, net	10,678,049	10,674,106
Goodwill	8,686,966	6,610,557
Restricted cash	3,568,509	2,039,053
Operating lease right-of-use assets	4,195,682	4,997,407
Finance lease right-of-use assets	9,307,113	7,001,644
Equity method investment	589,058	-
Other assets	3,810,895	1,320,331
Total assets	$309,602,652	$100,172,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,833,970	$3,954,123
Accrued liabilities	35,110,877	14,254,438
Line of credit	25,881	-
Notes payable, current	600,449	664,357
Due to seller	1,571,419	1,125,522
Operating lease liability, current	1,461,335	1,620,470
Finance lease liability, current	3,271,990	1,876,765
Total current liabilities	57,875,921	23,495,675

Notes payable, non-current	1,302,839	594,494
Operating lease liability, non-current	2,980,946	3,638,254
Finance lease liability, non-current	6,867,420	5,496,899
Warrant liabilities	13,518,502	-
Total liabilities	82,545,628	33,225,322

Commitments and Contingencies

The accompanying notes are an integral part of these Consolidated Financial statements

DocGo Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	Years Ended December 31,
	2021	2020

STOCKHOLDERS’ EQUITY:
Class A common stock ($0.0001 par value; 500,000,000 and no par value 125,482,677 shares authorized as of December 31, 2021 and 2020, respectively; 100,133,953 and 76,489,205 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	10,013	-
Additional paid-in-capital	283,161,216	142,346,852
Accumulated deficit	(63,556,714)	(87,300,472)
Accumulated other comprehensive loss	(32,501)	(48,539)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	219,582,014	54,997,841
Noncontrolling interests	7,475,010	11,949,200
Total stockholders’ equity	227,057,024	66,947,041
Total liabilities and stockholders’ equity	$309,602,652	$100,172,363

The accompanying notes are an integral part of these Consolidated Financial statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020

Revenue, net	$318,718,580	$94,090,658
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	208,971,062	62,743,607
Operating expenses:
General and administrative	74,892,828	34,913,395
Depreciation and amortization	7,511,579	5,507,655
Legal and regulatory	3,907,660	3,747,865
Technology and development	3,320,183	1,189,583
Sales, advertising and marketing	4,757,970	746,236
Total expenses	303,361,282	108,848,341
Income (loss) from operations	15,357,298	(14,757,683)

Other income (expenses):
Interest income (expense), net	(763,030)	(204,632)
Gain from PPP loan forgiveness	142,667	-
Gain (loss) on disposal of fixed assets	(34,342)	30,546
Gain on remeasurement of warrant liabilities	5,199,496	-
Loss on initial equity method investment	(66,818)	-
Other income (loss)	(40,086)	300,000
Total other income (expense)	4,437,887	125,914

Net income (loss) before income tax benefit (expense)	19,795,185	(14,631,769)
Income tax expense	(615,697)	(167,443)
Net income (loss)	19,179,488	(14,799,212)
Net loss attributable to noncontrolling interests	(4,564,270)	(439,268)
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	23,743,758	(14,359,944)
Other comprehensive income (loss)
Foreign currency translation adjustment	16,038	196,345
Total comprehensive gain (loss)	$23,759,796	$(14,163,599)

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.30	$(0.25)
Weighted-average shares outstanding - Basic	80,293,959	58,370,157

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.25	$(0.25)
Weighted-average shares outstanding - Diluted	94,863,613	58,370,157

The accompanying notes are an integral part of these Consolidated Financial statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Interests	Equity
Balance - January 1, 2020	28,055	$-	35,497	$-	55,008	$-	$141,659,780	$(72,940,528)	$(244,884)	$10,888,466	$79,362,834
Noncontrolling interests	-	-	-	-	-	-	-	-	-	1,500,002	1,500,002
Stock based compensation	-	-	-	-	-	-	687,072	-	-	-	687,072
Foreign currency translation	-	-	-	-	-	-	-	-	196,345	-	196,345
Net income attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(439,268)	(439,268)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(14,359,944)	-	-	(14,359,944)
Balance - December 31, 2020	28,055	$-	35,497	$-	55,008	$-	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	-	22,900,719	-	35,488,938	-	-	-	-	-	-
Conversion of share due to merger recapitalization	(18,099,548)	-	(22,900,719)	7,649	(35,488,938)	-	-	-	-	-	7,649
Effect of reverse acquisition	-	-	76,489,205	7,649	-	-	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	-	-	171,608	17	-	-	-	-	-	-	17
Exercise of cashless warrants	-	-	1,817,507	182	-	-	-	-	-	-	182
Issuance of shares net redemption and issuance costs of $9,566,304	-	-	5,297,097	530	-	-	43,404,558	-	-	-	43,405,088
PIPE, net of issuance costs of $10,396,554	-	-	12,500,000	1,250	-	-	114,602,318	-	-	-	114,603,568
Exercise of stock options	-	-	1,235,131	123	-	-	628,469	-	-	-	628,592
Stock based compensation	-	-	-	-	-	-	1,376,353	-	-	-	1,376,353
Fair value of Warrants from reverse acquisition	-	-	-	-	-	-	(18,717,998)	-	-	-	(18,717,998)
UK Ltd. Shares purchase (Note 4)	-	-	50,192	5	-	-	(479,336)	-	-	(242,945)	(722,276)
Sponsor Earnout shares	-	-	2,573,213	257	-	-	-	-	-	-	257
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	333,025	333,025
Foreign currency translation	-	-	-	-	-	-	-	-	16,038	-	16,038
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,564,270)	(4,564,270)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	23,743,758	-	-	23,743,758
Balance - December 31, 2021	-	$-	100,133,953	$10,013	-	$-	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024

The accompanying notes are an integral part of these Consolidated Financial statements

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$19,179,488	$(14,799,212)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,312,437	1,874,069
Amortization of intangible assets	1,845,193	1,451,214
Amortization of finance lease right-of-use assets	2,913,925	2,182,372
Loss (Gain) on disposal of assets	34,342	(30,546)
Loss from equity method investment	66,818	-
Gain from PPP loan forgiveness	(142,667)	-
Bad debt expense	4,467,956	1,885,457
Stock based compensation	1,376,353	687,072
Due to seller write off	-	(300,000)
Gain on remeasurement of warrant liabilities	(5,199,496)	-
Changes in operating assets and liabilities:
Accounts receivable	(57,996,613)	(16,153,948)
Prepaid expenses and other current assets	(961,165)	94,091
Other assets	(2,490,564)	(218,099)
Accounts payable	11,879,850	3,006,187
Accrued liabilities	20,766,723	9,666,651
Net cash used in operating activities	(1,947,420)	(10,654,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,808,409)	(4,361,501)
Proceeds from disposal of property and equipment	74,740	276,224
Acquisition of intangibles	(1,849,136)	(1,954,745)
Acquisition of businesses	(1,300,000)	-
Acquisition of leased assets	(50,504)	-
Investments in equity method investment	(655,876)	-
Net cash used in investing activities	(8,589,185)	(6,040,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	8,000,000	-
Repayments of revolving credit line	(8,000,000)	-
Repayments of notes payable	(604,826)	(798,371)
Due to seller	(595,528)	(34,002)
Noncontrolling interest contributions	333,025	1,500,002
Acquisition of UK Ltd remaining 20% shares	(479,331)	-
Proceeds from exercise of stock options	628,592	-
Issuance costs related to merger recapitalization	(19,961,460)	-
Proceeds from issuance of Class A common stock, net of transaction cost	178,102,313	-
Payments on obligations under finance lease	(2,216,309)	(1,479,722)
Net cash provided by (used in) financing activities	155,206,476	(812,093)

Effect of exchange rate changes on cash and cash equivalents	(21,414)	196,345

Net increase (decrease) in cash and restricted cash	144,648,457	(17,310,462)
Cash and restricted cash at beginning of period	34,457,273	51,767,735
Cash and restricted cash at end of period	$179,105,730	$34,457,273

The accompanying notes are an integral part of these Consolidated Financial statements

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2021	2020
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$315,272	$608,262

Cash paid for interest on finance lease liabilities	$525,476	$440,852

Cash paid for income taxes	$615,697	$117,443

Right-of-use assets obtained in exchange for lease liabilities	$5,271,662	$1,600,289

Fixed assets acquired in exchange for notes payable	$1,113,102	$-

Due to Seller non cash	$434,494	$-

Gain from PPP loan forgiveness	$142,667	$-

Reconciliation of cash and restricted cash
Cash	$175,537,221	$32,418,220

Restricted Cash	3,568,509	2,039,053

Total cash and restricted cash shown in statement of cash flows	$179,105,730	$34,457,273

Non-cash investing activities Acquisition of business funded by acquisition payable	1,028,942	837,168

The accompanying notes are an integral part of these Consolidated Financial statements

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation (formerly known as Motion Acquisition Corp) (prior to the Closing Date, “Motion” and after the Closing Date, “DocGo”), consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among Motion Acquisition Corp., a Delaware corporation (“Motion”), Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of Motion (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). In connection with the Closing, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.

As contemplated by the Merger Agreement and as described in Motion’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 (the “Prospectus”), Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the Merger, Ambulnz is a wholly-owned subsidiary of DocGo and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock,” together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.

In connection with the Business Combination, the Company raised $158.0 million of net proceeds. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the PIPE Financing, net of transaction fees of $10.4 million. These transaction costs consisted of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital.

The Business

DocGo Inc. and Subsidiaries (collectively, the “Company”) is a healthcare transportation and Mobile Health services company (“Mobile Health”) that uses proprietary dispatch and communication technology to provide quality healthcare transportation and healthcare services in major metropolitan cities in the United States and the United Kingdom. Mobile Health performs in-person care directly to patients in the comfort of their homes, workplaces and other non-traditional locations.

Ambulnz, LLC was originally formed in Delaware on June 17, 2015, as a limited liability company. On November 1, 2017, with an effective date of January 1, 2017, Ambulnz converted its legal structure from a limited liability company to a C-corporation and changed its name to Ambulnz, Inc. Ambulnz is the sole owner of Ambulnz Holdings, LLC (“Holdings”) which was formed in the state of Delaware on August 5, 2015, as a limited liability company. Holdings is the owner of multiple operating entities incorporated in various states in the United States as well as within England and Wales, United Kingdom.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represents the portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Business Combination, the merger between Motion and Ambulnz, Inc. was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Motion was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz, Inc. stock for the net assets of Motion, accompanied by a recapitalization. The net assets of Motion are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz, Inc. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz, Inc. was determined to be the accounting acquirer in the transaction, as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, (“ASC 805”) and was accounted for using the acquisition method of accounting.

Principles of Consolidation

The accompanying Consolidated Financial statements include the accounts of DocGo Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Consolidated Financial statements.

The Company holds a variable interest which contracts with physicians and other health professionals in order to provide services to the Company. MD1 Medical Care P.C. (“MD1”) is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Total revenue for the VIE amounted to $477,654 as of December 31, 2021. Net loss for the VIE was $122,982 as of December 31, 2021. The VIE’s total assets, all of which were current, amounted to $481,338 on December 31, 2021. Total liabilities, all of which were current for the VIE, was $906,444 on December 31, 2021. The VIE’s total stockholders’ deficit was $425,106 on December 31, 2021. The Company made payments of $1,746,736 and $298,404 to MD1 and its affiliates during the years ended December 31, 2021 and 2020, respectively.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for doubtful accounts, stock options and stock based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductible, income taxes, and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company is potentially subject to concentration of credit risk with respect to its cash, cash equivalents and restricted cash, which the Company attempts to minimize by maintaining cash, cash equivalents and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

Major Customers

The Company has one customer that accounted for approximately 23% of revenue and 26% of net accounts receivable, and one customer that accounted for 26% of revenues and 24% of net accounts receivable for the year ended December 31, 2021. In 2020, no single customer accounted for more than 10% of revenue or net accounts receivable. The Company expects to maintain its relationship with these customers.

Major Vendor

The Company has one vendor that accounted for approximately 11% of cost of sales for the years ended December 31, 2021 and 2020. The Company expects to maintain this relationship with the vendor and believe the services provided from this vendor are available from alternatives sources.

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

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains its cash and cash equivalents with financial institutions in the United States. The accounts at financial institutions in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $803,000 and $323,000 with foreign financial institutions on December 31, 2021 and 2020, respectively.

Restricted Cash

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the consolidated balance sheets. Restricted cash is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for the line of credit, transportation equipment leases and a standby letter of credit as required by its insurance carrier (see Notes 8 and 14).

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3:	Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and December 31, 2020. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, State and local Government entities, and insurance providers to transport patients and to provide Mobile Health services at specified rates. Accounts receivable consist of billings for transportation and healthcare services provided to patients. The billings will either be paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs, businesses or patients directly. Accounts receivable are net of insurance provider contractual allowances which are estimated at the time of billing based on contractual terms or other arrangements. Accounts receivables are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of account receivable are recorded in the results of operations for the period in which the estimate is revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivables.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the consolidated statement of operations. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Asset Category	Estimated Useful Lives
Buildings	39 years
Office equipment and furniture	3 years
Vehicles	5-8 years
Medical equipment	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized.

Software Development Costs

Costs incurred during the preliminary project stage, maintenance costs and routine updates and enhancements of products are charged to expense as incurred. The Company capitalizes software development costs intended for internal use in accordance with ASC 350-40, Internal-Use Software. Costs incurred in developing the application of its software and costs incurred to upgrade or enhance product functionalities are capitalized when it is probable that the expenses would result in future economic benefits to the Company and the functionalities and enhancements are used for their intended purpose. Capitalized software costs are amortized over its useful life.

Estimated useful lives of software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including NCI, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

The estimated fair value of net assets to be acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. Management uses assumptions on the basis of historical knowledge of the business and projected financial information of the target. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the recorded amount of long-lived assets, primarily property and equipment and finite-lived intangible assets, whenever events or changes in circumstance indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets targeted for disposal are reported at the lower of the carrying amount or fair value less cost to sell. For the periods ending December 31, 2021 and 2020, management determined that there was no impairment loss required to be recognized for the carrying value of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets, consisting primarily of operating licenses, are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company makes assumptions regarding the estimated future cash flows, including forecasted revenue growth, projected gross margin and the discount rate to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

The Company tests goodwill for impairment at the reporting unit level, which is one level below the operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the one-step quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the Company compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, goodwill impairment is recognized.

Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to the results of operations in the period such determination is made. For the periods ended December 31, 2021 and 2020, management determined that there was no impairment loss required to be recognized in the carrying value of goodwill or other intangible assets. The Company selected December 31 as its annual testing date.

Line of Credit

The costs associated with the line of credit are deferred and recognized over the term of the Line of Credit as interest expense.

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

The Company accounts for its 6,366,638 common stock warrants issued in connection with its initial public offering (3,833,305) and Private Placement (2,533,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the reverse merger was valued at the current market price at the transaction date and revalued at December 31, 2021.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

The Company defines related parties as affiliates of the company, entities for which investments are accounted for by the equity method, trusts for the benefit of employees, principal owners (beneficial owners of more than 10% of the voting interest), management, and members of immediate families of principal owners or management, other parties with which the company may deal with if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Related party transactions are recorded within operating expenses in the Company’s statement of operations. For details regarding the related party transactions that occurred during the periods ended December 31, 2021 and 2020, refer to Note 16.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), as amended.

To determine revenue recognition for contractual arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when (or as) the relevant performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services the Company provides to the customer.

The Company generates revenues from the provision of (1) ambulance and medical transportation services (“Transportation Services”) and (2) Mobile Health services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payer.

Nature of Our Services

Revenue is primarily derived from:

i.	Transportation Services: These services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

ii.	Mobile Health Services: These services include services performed at home and offices, COVID-19 testing, and event services which include on-site healthcare support at sporting events and concerts.

The Company concluded that Transportation Services and any related support activities are a single performance obligation under ASC 606. The transaction price is determined by the fixed rate usage-based fees or fixed fees which are agreed upon in the Company’s executed contracts. For Mobile Health, the performance of the services and any related support activities are a single performance obligation under ASC 606. Mobile Health services are typically billed based on a fixed rate (i.e., time and materials separately or combined) fee structure taking into consideration staff and materials utilized.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Transportation Services and Mobile Health services is same day to 5 days with payments generally due within 30 days. For Transportation Services, the Company estimates the amount of revenues unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company’s Transportation Services and Mobile Health services each represent a single performance obligation. Therefore, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. The Company monitors and evaluate all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.

For Transportation Services, the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations at the same time. For Transportation Services, where the customer pays fixed rate usage-based fees, the actual usage in the period represents the best measure of progress. Generally, for Mobile Health services, the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations at the same time. For certain Mobile Health services that have a fixed fee arrangement, and the services are provided over time, revenue is recognized over time as the services are provided to the customer.

Disaggregation of revenue

In the following table, revenue is disaggregated by as follows:

	Years Ended December 31,
	2021	2020
Primary Geographical Markets
United States	$309,218,594	$88,362,445
United Kingdom	9,499,986	5,728,213
Total revenue	$318,718,580	$94,090,658

Major Segments/Service Lines
Transportation Services	$84,268,817	$63,188,855
Mobile Health	234,449,763	30,901,803
Total revenue	$318,718,580	$94,090,658

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in operating expenses in the consolidated statements of operations.

Earnings per Share

Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period on an as-converted to common share basis. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting periods. Potential dilutive common stock equivalents consist of the incremental common shares issuable upon exercise of warrants and the incremental shares issuable upon conversion of stock options. In reporting periods in which the Company has a net loss, the effect of these are considered anti-dilutive and excluded from the diluted earnings per share calculation. On December 31, 2020, the Company excluded from its calculation 24,753,760 shares because their inclusion would have been anti-dilutive.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of RND are recorded in “Loss from equity method investment” on the consolidated statements of operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of NPA are recorded in “Loss from equity method investment” on the consolidated statements of operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. At December, 31, 2021 DocGo owned 50% of NPA.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value.

Leases

The Company categorizes leases at its inception as either operating or finance leases based on the criteria in ASC 842, Leases. The Company adopted FASB ASC 842, Leases, (“ASC 842”) on January 1, 2019, using the modified retrospective approach, and has established a Right-of-Use (“ROU”) Asset and a current and non-current Lease Liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the ROU asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

The Company has lease arrangements for vehicles, equipment and facilities. These leases typically have original terms not exceeding 10 years and, in some cases contain multi-year renewal options, none of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits and entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Recently Issued Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU 2020-01- Investments-Equity Securities (“ASC 321”), Investments-Equity Method and Joint Ventures (“ASC 323”), and Derivatives and Hedging (“ASC 815”)-Clarifying the Interactions between ASC 321, ASC 323, and ASC 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. The guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The Company expects to adopt this guidance in 2022 using a prospective method. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s Consolidated Financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s Consolidated Financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its Consolidated Financial statements and intends to adopt the standard on January 1, 2023.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for any periods after issuance to be applied as of the beginning of the fiscal year that includes the interim period. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s Consolidated Financial statements.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The assessment of the adoption of this ASU is in process and is not expected to have a material impact on the Company’s Consolidated Financial statements.

3. Property and Equipment, net

Property and equipment, net, as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Office equipment and furniture	$1,977,808	$1,044,555
Buildings	527,284	200,000
Land	37,800	37,800
Transportation equipment	13,772,251	10,418,045
Medical equipment	3,949,566	2,681,510
Leasehold improvements	616,446	593,300
	20,881,155	14,975,210
Less: accumulated depreciation	(8,147,266)	(5,869,613)
Property and equipment, net	$12,733,889	$9,105,597

The Company recorded depreciation expense of $2,312,437 and $1,874,069 as of December 31, 2021 and 2020, respectively.

4. Acquisition of Businesses and Asset Acquisitions

LJH Ambulance Acquisition

On November 20, 2020, AF WI LNZ, LLC, a subsidiary of Ambulnz-FMC North America LLC (“FMC NA”), a subsidiary of Holdings, entered into the Share Purchase Agreement (“Agreement”) with LJH Ambulance (“LJH”). LJH was in the business of providing medical transportation services. The purchase price consisted of $465,000 cash consideration. The Company also agreed to pay the Seller 50% of all proceeds from accounts receivable that were outstanding as of the Agreement signing date that are actually received by the Company after the Agreement closing date. The Company also incurred $55,800 of transaction costs which were expensed as incurred, at the time of the closing of the acquisition, and recorded in the general and administrative account on the consolidated statement of operations. The LJH transaction closed on January 12, 2022 with the outstanding acquisition payable balance of $282,518 being paid off on March 4, 2022.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price was allocated as follows:

Consideration:

Cash consideration	$465,000
Contingent consideration – collection of accounts receivable	372,168
Total consideration	$837,168

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$744,336
Other current assets	3,427
Property, plant and equipment	372,800
Intangible assets	200,000
Total identifiable assets acquired	1,320,563

Notes payable	372,921
Accounts receivable collections payable	372,168
Accounts payable and accrued expenses	41,423
Total liabilities assumed	786,512

Goodwill	303,117

Total purchase price	$837,168

Ambulnz UK Ltd Acquisition

On August 19, 2021, the Company purchased the remaining 20% of Ambulnz UK Ltd’s outstanding B Ordinary shares. As a result of this transaction, DocGo Inc now owns 100% of Ambulnz UK Ltd. Consideration for the transaction is £750,000 (USD $1,014,240 as of December 31, 2021) of which £368,313 (USD $498,077 as of December 31, 2021) will be paid in restricted stock consisting of 50,192 Class A Common Shares of DocGo Inc at a fair market value per share of $10 and £381,687 (USD $516,160 as of December 31, 2021) in cash, payable in 4 equal monthly installments of £96,920.30 (USD $129,040 as of December 31, 2021) plus interest at 6% per annum. Cash payments are due September 30, 2021, October 31, 2021, November 30, 2021, and December 31, 2021. Restricted stock will vest and transfer restrictions shall lapse according to the following schedule: 8,258 shares on February 1, 2022, 8387 shares on August 19, 2022, 8387 shares on February 1, 2023, 8387 shares on August 19, 2023, 8387 shares on February 1, 2024, and 8386 shares August 19, 2024. Vesting is contingent upon the employment of the seller, vesting will cease upon resignation by participant or if participant is terminated for cause. As of December 31, 2021, all cash payments were made.

Keshes Inc. (Rainbow Ambulette) Acquisition

On March 23, 2018, Ambulnz NY 4, LLC (also known as AZ Ambulette, LLC, a subsidiary of Holdings), entered into an Asset Purchase Agreement (“Agreement”) with Keshes Inc. (d/b/a Rainbow Ambulette). Keshes Inc. was in the business of providing ambulette services. The total purchase price was $800,000. The Company also agreed to assume the liabilities agreed on the contract. On December 23, 2021, the Company amended and restated the Agreement dated as of March 23, 2018 to purchase substantially all of the assets of Keshes Inc., and waived all conditions to close the Agreement. The Keshes Inc. transaction closed on December 23, 2021.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mid Atlantic Care, LLC Acquisition (Joint Venture)

On December 2021, AF DE LNZ, LLC, a subsidiary of Holdings, entered into an asset purchase agreement to acquire certain assets and assume certain liabilities of Mid Atlantic Care, LLC (“Mid Atlantic”). Mid Atlantic was in the business of providing medical transportation services for hospitals, nursing homes, healthcare facilities and municipalities in the States of Delaware, New Jersey, Maryland and Pennsylvania.

The aggregate purchase price for Mid Atlantic was $2,300,000; $1,300,000 was paid in cash on the effective date, $600,000 will be paid in cash on the closing date, and $428,942 of debt was assumed. Additional consideration amounting to $1,000,000 will be paid at $500,000 each year on the first and second anniversary date contingent on (i) the acquired operations meeting certain performance targets and (ii) the former shareholder’s continuing employment with the Company.

The purchase price was allocated as follows:

Consideration:

Cash consideration:
Paid at transaction date	$1,300,000
Cash at closing	600,000
Liabilities assumed:
Lease liabilities	124,233
Loans	278,828
Line of credit	25,881
Total consideration	$2,328,942

Recognized amounts of identifiable assets and liabilities assumed:
Vehicles	$45,500
Equipment	82,800
ROU assets	124,233
Total tangible assets acquired	$252,533

Goodwill	$2,076,409

Total assets acquired	$2,328,942

As of December 31, 2021 and 2020, the Company recorded $1,571,419, and $1,125,522, respectively, as due to seller in the consolidated balance sheet.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill

The Company recorded goodwill in connection with its acquisitions. The changes in the carrying value of goodwill for the period ended December 31, 2021 are as noted in the tables below:

Carrying Value
Balance at December 31, 2019	$6,307,440
Goodwill acquired during the period	303,117
Balance at December 31, 2020	$6,610,557
Goodwill acquired during the period	2,076,409
Balance at December 31, 2021	$8,686,966

6. Intangibles

The Company recorded amortization expense of $1,845,193 and $1,451,214 as of December 31, 2021 and 2020, respectively.

	December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$19,275	$29,393	$(6,367)	$42,301
Computer software	5 years	132,816	161,331	(219,388)	74,759
Operating licenses	Indefinite	8,375,514	-	-	8,375,514
Internally developed software	4-5 years	2,146,501	3,867,012	(3,828,038)	2,185,475
		$10,674,106	$4,057,736	$(4,053,793)	$10,678,049

	December 31, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$17,197	$6,185	$(4,107)	$19,275
Computer software	5 years	279,249	14,899	(161,332)	132,816
Operating licenses	Indefinite	8,175,514	200,000	-	8,375,514
Internally developed software	4-5 years	2,256,001	1,933,661	(2,043,161)	2,146,501
		$10,727,961	$2,154,745	$(2,208,600)	$10,674,106

Future amortization expense at December 31, 2021 for the next five years and in the aggregate are as follows:

Amortization Expense
2022	$1,261,541
2023	685,914
2024	186,282
2025	139,474
2026	3,245
Thereafter	26,079
Total	$2,302,535

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated:

	December 31, 2021	December 31, 2020
Accrued bonus	$7,260,456	$1,000,000
Accrued lab fees	4,885,539	4,267,665
Accrued payroll	3,539,301	2,409,105
Medicare advance	975,415	2,397,024
FICA/Medicare liability	739,629	1,793,551
Accrued general expenses	3,497,418	437,684
Accrued subcontractors	9,564,833	-
Accrued fuel and maintenance	450,842	181,195
Accrued workers compensation	2,259,571	538,897
Other current liabilities	736,021	50,000
Accrued legal fees	1,143,629	1,172,425
Credit card payable	58,223	6,892
Total accrued liabilities	$35,110,877	$14,254,438

8. Line of Credit

On May 13, 2021, the Company entered into a revolving loan and security agreement with a bank (the “Lender”), with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (3.25% at December 31, 2021), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed (“Contract Rate”). The revolving loan has a maturity date of May 12, 2022 (“Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. On November 8, 2021, the company paid off the outstanding balance of the line of credit. This loan is subject to certain financial covenants such as a Fixed Charge Coverage Ratio and Debt to Effective Tangible Net Worth.

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (3.25% at December 31, 2021), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement is subject to certain financial covenants such as an unused fee, whereas the Company shall pay to the subsidiary of one of its members an unused fee in the amount of 0.5% of the average daily amount by which the Revolving Commitment Amount ($12 million) exceeds the principal balance of the aggregate outstanding advances. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. As of December 31, 2021, the outstanding balance of the line of credit was zero. On January 26, 2022, the company drew $1,000,000 to fund operations and meet short-term obligations.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $102,235, inclusive of interest ranging from 2.5% through 7.5%. The notes mature at various times through 2051 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	December 31, 2021	December 31, 2020
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing between January 2022 and May 2051	$1,903,288	$1,116,184
Loan received pursuant to the Payroll Protection Program Term Note	-	142,667
Total notes payable	1,903,288	1,258,851
Less: current portion of notes payable	$600,449	$664,357
Total non-current portion of notes payable	$1,302,839	$594,494

Interest expense was $61,324 and $15,848 for the periods ended December 31, 2021 and 2020, respectively.

Future minimum annual maturities of notes payable at December 31, 2021 are as follows:

Notes Payable
2022	561,863
2023	485,390
2024	326,565
2025	248,120
2026	149,536
Thereafter	131,814
Total maturities	$1,903,288
Current portion of notes payable	(600,449)
Long-term portion of notes payable	$1,302,839

Paycheck Protection Program Loan

On November 20, 2020, the Company entered into a stock purchase agreement with LJH. Under the agreement, the Company acquired 100% of the outstanding shares of common stock Prior to the acquisition, LJH received $142,667 from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). As part of the purchase agreement, the Company acquired the $142,667 PPP Loan and recorded the balance in notes payable. The unsecured PPP Loan accrues interest on the outstanding principal at the rate of 1% per annum, due on September 13, 2021. This loan was forgiven in August of 2021 and a gain from the forgiveness of this loan was recognized in Gain from PPP loan forgiveness.

10. Derivative Warrant Liabilities

The Company determined the fair value of its Public Warrants, which are traded in active markets, using quoted market prices for identical instruments. Accordingly, the Public Warrants are classified as Level 1 financial instruments. As of December 31, 2021, there are 3,833,305 Public Warrants outstanding at a fair value of $8.1 million. Because the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of DocGo would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for marketability restrictions. Accordingly, the Private Warrants are classified as Level 1 financial instruments. As of December 31, 2021, 2,533,333 Private Warrants remained outstanding at a fair value of $5.4 million. Due to fair value changes throughout the year ended December 31, 2021, we recorded a gain on remeasurement of warrant liabilities of $5.2 million.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Business Segment Information

The Company conducts business as two operating segments, Transportation Services and Mobile Health services. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s business operates in two operating segments because the Company’s entities have two main revenue streams, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources by revenue stream.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Transportation services and Mobile Health services segments based primarily on results of operations.

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Total
As of Year Ended December 31, 2021

Revenues	$84,268,817	$234,449,763	$318,718,580

Income (loss) from operations	(26,365,962)	41,723,260	15,357,298

Total assets	$229,206,964	$80,395,688	$309,602,652

Depreciation and amortization expense	$5,508,679	$2,002,900	$7,511,579

Stock compensation	$592,664	$783,689	$1,376,353

Long-lived assets	$28,814,481	$3,284,423	$32,098,904

As of Year Ended December 31, 2020

Revenues	$63,188,855	$30,901,803	$94,090,658

Income (loss) from operations	(19,285,424)	4,527,741	(14,757,683)

Total assets	$88,632,928	$11,539,435	$100,172,363

Depreciation and amortization expense	$5,496,769	$10,886	$5,507,655

Stock compensation	$687,072	$-	$687,072

Long-lived assets	$25,710,265	$679,995	$26,390,260

Long-lived assets include property, plant and equipment, goodwill and intangible assets.

Geographic Information

Revenues by geographic location included in Note 2.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Equity

Preferred Stock

In November 2021, the Company’s Series A prefeed stock was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement. The Company’s consolidated statements of changes in stockholders’ equity reflect the 2020 shares as if the merger occurred in 2020.

Prior to the reverse merger, on May 23, 2019, the Series A preferred stock was formed, and 40,000 shares were authorized. Each share of Series A preferred stock was convertible into Class A common stock at a conversion price of $3,000 per share, subject to adjustment as defined in the articles of incorporation.

Series A preferred stockholders had voting rights equivalent to the number of common stock shares issuable upon conversion. The Series A preferred stockholders were entitled to a non-cumulative dividend equal to 8% of the original issue price as defined in the agreement when declared by the board of directors.

The holders of the Series A preferred stock had preferential liquidation rights and rank senior to the holders of common stock. If a liquidation were to occur, the holders of the Series A preferred stock would have been paid an amount equal to $3,000 per share, subject to adjustment as defined in the articles of incorporation, plus all accrued and unpaid dividends thereon. After the payment of the Series A preferred stockholders, the common stockholders would have been paid out on a pro-rate basis.

Common Stock

On November 1, 2017, Ambulnz, Inc. converted its legal structure from a limited liability company to a corporation and converted its membership units into shares of common stock at a rate of 1,000 shares per membership unit. The total authorized number of shares of common stock converted was 100,000 shares, comprised of 35,597 shares of Class A common stock and 64,402 shares of Class B common stock.

Prior to the reverse merger, on May 23, 2019, the Ambulnz, Inc amended and restated its articles of incorporation and the total authorized common shares increased to 154,503 shares, comprised of 78,000 shares of Class A common stock and 76,503 shares of Class B common stock. The Class A common stockholders had voting rights equivalent to one vote per share of common stock and the Class B common stockholders have no voting rights. Dividends may be paid to the common stockholders out of funds legally available, when declared by the board of directors.

Preacquisition Warrants

On February 15, 2018, the Ambulnz, Inc issued a warrant to purchase 1,367 shares of Class B Common Stock at a purchase price of $0.01 per share to an investor in conjunction with a capital investment. The warrant has no expiration date. The fair value on the date of issuance was $5,400 per share for a total fair value of $7,381,800. On May 23, 2019, this warrant was exchanged for a warrant to purchase 2,461 shares of Series A Preferred Stock at a purchase price of $0.01 per share. The exchanged warrant has no expiration date, with a fair value on the date of issuance of $3,000 per share for a total fair value of $7,383,000. These warrants were cashless exercised in November 2021 for 1,587,700 shares of common DocGo Inc. stock.

On June 5, 2019, the Company issued a warrant to purchase 667 shares of Series A Preferred Stock at a purchase price of $3,000 per share to an investor in conjunction with a capital investment. The warrant expires on June 6, 2029. The fair value on the date of issuance was $2,078 per warrant for a total fair value of $1,386,026. These warrants were cashless exercised in November 2021 for 229,807 shares of common DocGo Inc. stock.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock Based Compensation

Stock Options

In 2021, the Company established the DocGo Inc. Equity incentive Plan (the “Plan”) replacing Ambulnz, Inc’s 2017 Equity Incentive Plan. The Plan reserved 16,607,894 shares of Class A common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2031 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On December 31, 2021, approximately 2.5 million employee options had vested.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company’s shares of stock are not publicly traded; however, management has taken the average of several publicly traded companies that are representative of the Company’s size and industry in order to estimate its expected stock volatility. The expected term of the options represents the period of time the instruments are expected to be outstanding. The Company bases the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield is zero based on the fact that the Company has not historically paid and does not intend to pay a dividend in the foreseeable future.

The Company utilized contemporaneous valuations in determining the fair value of its shares at the date of option grants. Prior to the Merger, each valuation utilized both the discounted cash flow and guideline public company methodologies to estimate the fair value of its shares on a non-controlling and marketable basis. The December 31, 2020 valuations also included an approach that took into consideration a pending non-binding letter of intent from Motion Acquisition Corp. The March 11, 2021 valuation report relied solely on the fair value of the Company’s shares implied by the March 8, 2021 Merger Agreement with Motion Acquisition Corp.

A discount for lack of marketability was applied to the non-controlling and marketable fair value estimates determined above. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly traded companies and put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability include (a) the estimated time it would take for a Company stockholder to achieve marketability, and (b) the volatility of the Company’s business.

The following assumptions were used to compute the fair value of the sole stock option grant during the period ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.12% - 0.67%	.14% - 1.58%
Expected term (in years)	1-5	2
Volatility	63% - 65%	44.48%
Dividend yield	0%	0%

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activity under the Plan for the period ended December 31, 2021:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2019	2,741,867	$2.19	7.81	$1,344,800
Granted/ Vested during the year	1,322,548	1.59	10.01
Exercised during the year	-	-	-
Cancelled during the year	(451,602)	6.36	-
Balance, December 31, 2019	3,612,813	1.92	7.74	$1,344,800
Granted/ Vested during the year	1,035,523	1.66	9.11
Exercised during the year	-	-	-
Cancelled during the year	(12,438)	-	-
Balance, December 31, 2020	4,635,898	$1.84	7.28	$8,129,671
Granted/ Vested during the year	5,495,095	2.88	9.80	-
Exercised during the year	(1,235,130)	0.50	4.32	-
Cancelled during the year	(472,891)	2.37	7.93	-
Balance, December 31, 2021	8,422,972	6.21	8.77	$24,706,020
Options vested and exercisable at December 31, 2021	2,378,212	$2.88	6.91	$15,914,624

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the years ended December 31, 2021 and 2020 was $2.80 and $0.43, respectively.

As of December 31, 2021 and 2020, the total unrecognized compensation related to unvested stock option awards granted was $20,792,804 and $1,947,767, respectively, which the Company expects to recognize over a weighted-average period of approximately 3.7 and 2.4 years.

14. Leases

Operating Leases

The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space, and transportation equipment, expiring at various dates through 2026. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property. The Company is required to hold certain funds in restricted cash and cash equivalents accounts under some of these agreements.

Certain leases for property and transportation equipment contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the right-of-use (ROU) asset and lease obligations for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and whether the optional period and payments should be included in the calculation of the associated ROU asset and lease obligation. In making the determination of such judgment, the Company considers all relevant economic factors that would require whether to exercise or not exercise the option.

The Company’s lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates, which were used to discount its real estate lease liabilities. The Company used estimated borrowing rates of 6% on January 1, 2019, for all leases that commenced prior to that date, for office spaces and transportation equipment.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs

The table below comprise lease expenses for the periods ended December 31, 2021 and 2020:

Components of total lease cost:	December 30, 2021	December 30, 2020

Operating lease expense	$1,993,984	$1,828,356
Short-term lease expense	1,012,260	175,006
Total lease cost	$3,006,244	$2,003,362

Lease Position as of December 31, 2021

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheets as follows:

	December 30, 2021	December 30, 2020
Assets
Lease right-of-use assets	$4,195,682	$4,997,407
Total lease assets	$4,195,682	$4,997,407

Liabilities
Current liabilities:
Lease liability - current portion	$1,461,335	$1,620,470
Noncurrent liabilities:
Lease liability, net of current portion	2,980,946	3,638,254
Total lease liability	$4,442,281	$5,258,724

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	4.14

Weighted average discount rate - operating leases	6.00%

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Undiscounted Cash Flows

Future minimum lease payments under the operating leases at December 31, 2021 are as follows:

Operating Leases
2022	$1,676,108
2023	1,223,423
2024	816,775
2025	828,396
2026	424,851
2027 and thereafter	-
Total future minimum lease payments	4,969,553
Less effects of discounting	(527,272)
Present value of future minimum lease payments	$4,442,281

Operating lease expense approximated $1,993,984 and $1,828,356 for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, the Company made $1,993,984 of fixed cash payments related to operating leases and $2,741,784 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $10,139,410 and $7,373,664 for the periods ended December 31, 2021 and 2020, (accumulated depreciation of $7,095,242 and $4,181,317 as of December 31, 2021 and 2020).

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $2,913,925 and $2,126,351 for the years ended December 31, 2021 and 2020, respectively.

Lease Payments

The table below comprise lease payments for the periods ended December 31, 2021 and 2020:

Components of total lease payment:	December 31, 2021	December 31, 2020

Finance lease payment	$2,741,784	$2,122,550
Short-term lease payment	-	-
Total lease payments	$2,741,784	$2,122,550

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Position as of December 31, 2021

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the consolidated balance sheet as follows:

	December 31, 2021	December 31, 2020
Assets
Lease right-of-use assets	$9,307,113	$7,001,644
Total lease assets	$9,307,113	$7,001,644

Liabilities
Current liabilities:
Lease liability - current portion	$3,271,990	$1,876,765
Noncurrent liabilities:
Lease liability, net of current portion	6,867,420	5,496,899
Total lease liability	$10,139,410	$7,373,664

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of December 31, 2021:

Weighted average remaining lease term (in years) - finance leases	3.74
Weighted average discount rate - finance leases	6.02%

Undiscounted Cash Flows

Future minimum lease payments under the finance leases at December 31, 2021 are as follows:

Finance Leases
2022	$3,793,669
2023	3,031,143
2024	1,725,470
2025	1,733,910
2026	1,073,180
2027 and thereafter	-
Total future minimum lease payments	11,357,372
Less effects of discounting	(1,217,962)
Present value of future minimum lease payments	$10,139,410

15. Other Income

In 2021, the Company recognized other loss of $40,086, net of $45,826 from realized foreign exchange loss offset by rental income of $5,740. In 2020, the Company recognized other income of $300,000 from a legal settlement in the Consolidated Statements of Operations and Comprehensive Loss for the year.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

The Company purchases medical supplies from Medline Industries, Inc. Medline Industries, Inc. is an investor in the Company, and therefore a related party. The Company made payments to Medline Industries, Inc. for medical supplies in the amount of $271,103 and $148,276 for the years ended December 31, 2021 and 2020 respectively.

PrideStaff provides subcontractor services for the Company. The PrideStaff franchise is owned by an operations manager of the Company and his spouse, therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $656,883 and $1,044,120 for the years ended December 31, 2021 and 2020 respectively.

Harpua, Inc. provides commission services for the Company. Harpua is owned by an operations manager of the Company, therefore is a related party. The Company made commission payments to Harpua totaling $155,092 and $84,852 for the years ended December 31, 2021 and 2020 respectively.

SM Hewlett, LLC provides commission services for the Company. SM Hewlett is owned by an operations manager of the Company, therefore is a related party. The Company made commission payments to SM Hewlett totaling $132,414 for year ended December 31, 2021.On December 17, 2021, a subsidiary of the Company entered into a line of credit with an entity that is a member of one of its joint ventures, which it may borrow up to $12 million. (See note 8). As of December 31, 2021 there was no outstanding balance on this line of credit.

Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”) provides commission services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by General Counsel of the Company, therefore is a related party. The Company made commission payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $702,083 and $555,055 for the years ended December 31, 2021 and 2020 respectively.

Included in accounts payable were $230,517 and $5,169 due to related parties as of December 31, 2021 and 2020, respectively.

17. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2021	2020
Statutory federal income tax benefit	21.00%	21.00%
Permanent items	(2.71)%	0.44%
State taxes, net of federal tax benefit	5.99%	8.02%
Effects of Rates Different From Statutory	(0.06)%	0.00%
Rate Change	0.00%	0.00%
Other	(0.71)%	0.00%
Change in valuation allowance	(20.98)%	(28.36)%
Income tax provision/(benefit)	2.53%	1.10%

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of income tax provision (benefit) are as follows:

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$295,956	$-
State and local	319,741	167,443
Foreign	-	-
	615,697	167,443
Deferred:
Federal	$-	$-
State and local	-	-
Foreign	-	-
	-	-
Total income tax expense (benefit)	$615,697	$167,443

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$17,153,341	$21,936,556
Allowance for doubtful accounts	874,029	2,323,541
Amortization	(582,284)	(533,178)
Prepaid expenses	(411,798)	(207,162)
Property and equipment	(2,245,003)	(1,447,130)
Research and development expense	(580,497)	(622,980)
Accrued bonus	1,414,357	-
Stock compensation	883,317	592,967
Other	197,218	(11,313)
Net deferred tax assets	16,702,680	22,031,301
Valuation allowance	(16,702,680)	(22,031,301)
Deferred tax assets, net of allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $56,604,921 and $76,768,898, respectively. As of December 31, 2021 and 2020, the Company had approximately $202,965 and $41,515 of foreign net operating loss carryforwards, respectively. As of December 31, 2021 and 2020, the Company had state net operating loss carryforward of approximately $67,229,895 and $99,360,503, respectively. The federal net operating loss carryforwards generated after December 31, 2017 of $62,242,177 carry forward infinitely, while the remaining federal net operating loss carryforwards of $11,656,596 began to expire in 2037. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The difference between the statutory income taxes on the Company’s pre-tax loss and the Company’s effective income tax rate during the years ended December 31, 2021 and 2020 is primarily due to a recorded valuation allowance. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $16,702,680 and $22,040,019, respectively. The net change in the total valuation allowance for the years ended December 31, 2021, and 2020 was a decrease of $5,328,621 and an increase $4,010,707, respectively.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future table income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2021 and 2020 and in total, as of December 31, 2021 and 2020 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2021, open years related to all jurisdictions are 2020, 2019, 2018, 2017, and 2016. The Company has no open tax audits with any taxing authority as of December 31, 2021.

18. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the Consolidated Financial statements of the Company. The Company provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Consolidated Financial statements.

As of December 31, 2021 and 2020, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement, under the terms of a memorandum of understanding, of various class-based claims, both actual and potential, under Federal and California State law over an historical period. The settlement is subject to court approval.

19. Risk and Uncertainties

COVID-19 Risks, Impacts and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.

The spread of COVID-19 and the related country-wide shutdowns and restrictions have had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises non-emergency medical transportation, the Company has seen a decline in volumes from historical and expected levels, as elective surgeries and other procedures have been postponed. In some of the Company’s larger markets, such as New York and California, there have been declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts, and other events, as those events have been cancelled or have a significantly restricted (or entirely eliminated) the number of permitted attendees.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There are two areas where the Company has experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing and available Emergency Medical Technicians (“EMT”) and Paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal to perform COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health segment.

The Company has continued to operate with several back-office employees working remotely. To date, the Company has not witnessed any degradation in productivity from these employees, and the Company’s operations have proceeded without major interruption.

The measures to contain the spread of COVID-19 in the Company and other developments related to COVID-19 have materially affected the Company’s results of operations during 2020. Where applicable, the impact resulting from the COVID-19 pandemic during the year ended December 31, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses.

Sources of relief available to the Company included the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. The CARES Act, PPPHCE Act and the CAA authorized funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provide for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. During the year ended December 31, 2020, the Company was a beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program. The Company’s accounting policies for the recognition of these stimulus monies are as follows:

Pandemic Relief Funds

During the year ended December 31, 2020, the Company received $1,046,955 in payments through the PHSSEF and various state and local programs, net of amounts that will be repaid to HHS. The PHSSEF payments received were recognized as a reduction in cost of revenues on the income statement during the year ended December 31, 2020. The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020. Certification that payment will be used to offset costs to prevent, prepare for and respond to coronavirus will be required. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the CAA and all frequently asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the “January 15, 2021 Notice”) and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to the coronavirus and the Company’s results of operations during such period as compared to the Company’s budget. Such guidance, specifically the various Post-Payment Notice of Reporting Requirements and frequently asked questions issued by HHS, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. The use of funds calculation as of December 31, 2020, takes into account expenses attributable to each respective entity, which primarily relate to incremental labor and supply costs, as well as lost revenue opportunity cost.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction to operating costs and expenses or otherwise have not been refunded to HHS or the various state and local agencies as of December 31, 2020, are reflected within accounts payable and accrued expenses in the consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $2,397,024 were received by the Company in April 2020. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. As of December 31, 2021, the entire balance of $975,415 of Medicare accelerated payments are reflected within accrued liabilities in the consolidated balance sheet. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above.

20. Subsequent Events

Pursuant to the Mid Atlantic asset purchase agreement forementioned in Note 4, Acquisition of Businesses and Asset Acquisitions, a capital call notice was delivered to the members of FMC NA in 2022. A contribution of $2.06 million by the non-controlling member was received on January 27, 2022.

On March 7, 2022, the Company signed an agreement to fund its captive insurance company’s self-depleting trust account with $6.8 million, which will be utilized for future insurance claims. The $6.8 million funded is restricted to be used for monthly expenses related to the Company’s self- insurance claims.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 10, 2021, the members of the audit committee of the Board unanimously approved a resolution appointing Urish Popeck & Co. LLC (“Urish”) as DocGo’s independent registered public accounting firm to audit DocGo’s consolidated financial statements for the fiscal year ending December 31, 2021. Urish served as the independent registered public accounting firm of Ambulnz prior to the Business Combination. Accordingly, WithumSmith+Brown, PC (“Withum”), Motion’s independent registered public accounting firm prior to the Business Combination, was informed on November 10, 2021 that it was dismissed as DocGo’s independent registered public accounting firm.

The audit report of Withum on Motion’s financial statements for the fiscal year ending December 31, 2020, its year of formation and sole reporting fiscal year, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope or accounting principles, except that such audit report emphasized the restatement of Motion’s financial statements due to its change in accounting for warrants.

During the period from August 11, 2020 (inception) through December 31, 2020 and the subsequent interim period through November 5, 2021, there were no disagreements between Motion and Withum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on Motion’s financial statements for such year.

During the period from August 21, 2020 (inception) through December 31, 2020 and the subsequent interim period through November 5, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act), except for a material weakness in Motion’s pre-Business Combination internal control over financial reporting related to the accounting for warrants issued by Motion.

During the fiscal year ending December 31, 2020 and the subsequent interim period through November 10, 2021, neither DocGo, nor any party on behalf of DocGo, consulted with Urish with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to DocGo’s consolidated financial statements, and no written report or oral advice was provided to DocGo by Urish that was an important factor considered by Urish in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Registered Public Accounting Firm

As an emerging growth company, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.DocGo.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our definitive proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our definitive proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our definitive proxy statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Motion’s Registration Statement on Form S-1/A (File No. 333-249061), filed with the SEC on October 5, 2020).
4.2	Warrant Agreement, dated October 14, 2020, by and between Motion Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Motion’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).
4.3	Specimen Common Stock Certificate of DocGo Inc. (incorporated by reference to Exhibit 4.3 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.3*	Description of Securities
10.1	Form of Letter Agreement between Motion Acquisition Corp., Motion Acquisition LLC, and each of Motion Acquisition Corp.’s officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Motion’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).
10.2#	Form of Indemnification Agreement, between Motion Acquisition Corp. and its officers and directors (incorporated by reference to Exhibit 10.4 of Motion’s Form 8-K, filed with the SEC on October 16, 2020).
10.3	Form of Lock-up Agreement, dated as of March 8, 2021, by and between Motion Acquisition Corp., Ambulnz, Inc., and certain equity holders of Ambulnz, Inc. (incorporated by reference to Exhibit 10.3 to Motion’s Current Report on Form 8-K, filed with the SEC on March 9, 2021).
10.4	Amended and Restated Registration Rights Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Stan Vashovsky (incorporated by reference to Exhibit 10.4 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.5#	DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex D to Motion’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681), filed with the SEC on October 14, 2021).
10.6#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Stan Vashovsky (incorporated by reference to Exhibit 10.6 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.7#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Andre Oberholzer (incorporated by reference to Exhibit 10.7 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.8#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Anthony Capone (incorporated by reference to Exhibit 10.8 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.9#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Norm Rosenberg (incorporated by reference to Exhibit 10.9 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.10#	Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.10 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.11	Stock Escrow Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.12	Amended and Restated Sponsor Agreement, dated as of November 4, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC and Ambulnz, Inc. (incorporated by reference to Exhibit 10.1 of Motion’s Form 8-K, filed with the SEC on November 5, 2021).
10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Motion’s Form 8-K, filed with the SEC on March 9, 2021).
16.1	Letter from WithumSmith+Brown, PC addressed to the Securities and Exchange Commission, dated as of November 10, 2021 (incorporated by reference to Exhibit 16.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021)
21.1

Subsidiaries of DocGo Inc. (incorporated by reference to Exhibit 21.1 to Motion’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681), filed with the SEC on October 7, 2021, as amended).

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCGO INC.

Date: March 15, 2022	By:	/s/ Stan Vashovsky
Stan Vashovsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stan Vashovsky.	Chief Executive Officer and Director	March 15, 2022
Stan Vashovsky.	(principal executive officer)

/s/ Andre Oberholzer	Chief Financial Officer	March 15, 2022
Andre Oberholzer	(principal financial and accounting officer)

/s/ Chris Fillo	Director	March 15, 2022
Chris Fillo

/s/ Ely D. Tendler	Director; General Counsel and Secretary	March 15, 2022
Ely D. Tendler

/s/ Ira Smedra	Director	March 15, 2022
Ira Smedra

/s/ Steven Katz	Director	March 15, 2022
Steven Katz

/s/ James M. Travers	Director	March 15, 2022
James M. Travers

/s/ Michael Burdiek	Director	March 15, 2022
Michael Burdiek