Form 10-K/A
period 2021-12-31
DocGo Inc.
filed 2022-03-29
CIK 1822359

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of DocGo Inc. (the “Company”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”). This Amendment is being filed solely to amend the disclosure under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9.A of the Original Filing regarding the basis for the Company’s permitted exclusion of management’s report of its assessments of internal controls over financial reporting and to refile the Section 906 certifications in each of exhibits 31.1 and 31.2 in Item 15 “Exhibits and Financial Statement Schedules” in the Original Filing to contain applicable language in paragraphs 4(b) thereof. This Amendment does not modify, update or revise in any way disclosure made in the original filing other than as described above, or reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any other way disclosures made in the Original Filing.

Part II

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (“ICFR”). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations), this report does not include a report of management’s assessment regarding ICFR. The Merger was completed on November 5, 2021. See Item 1. Business — Merger with Motion Acquisition Corp.” of the Company’s Form 10-K. Prior to the Merger, the Company was known as Motion Acquisition Corp., a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as the Motion Acquisition Corp. foperations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of ICFR for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2021. The Company intends to conduct a management assessment regarding ICFR as of December 31, 2022.

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

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Motion’s Registration Statement on Form S-1/A (File No. 333-249061), filed with the SEC on October 5, 2020).
4.2	Warrant Agreement, dated October 14, 2020, by and between Motion Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Motion’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).
4.3	Specimen Common Stock Certificate of DocGo Inc. (incorporated by reference to Exhibit 4.3 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.4	Description of Securities (incorporated by reference to Exhibit 4.3 of DocGo’s Form 10-K, filed with the SEC on March 15, 2022).
10.1	Form of Letter Agreement between Motion Acquisition Corp., Motion Acquisition LLC, and each of Motion Acquisition Corp.’s officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Motion’s Registration Statement on Form S-1 (File No. 333-249061) filed on October 5, 2020).
10.2#	Form of Indemnification Agreement, between Motion Acquisition Corp. and its officers and directors (incorporated by reference to Exhibit 10.4 of Motion’s Form 8-K, filed with the SEC on October 16, 2020).
10.3	Form of Lock-up Agreement, dated as of March 8, 2021, by and between Motion Acquisition Corp., Ambulnz, Inc., and certain equity holders of Ambulnz, Inc. (incorporated by reference to Exhibit 10.3 to Motion’s Current Report on Form 8-K, filed with the SEC on March 9, 2021).
10.4	Amended and Restated Registration Rights Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Stan Vashovsky (incorporated by reference to Exhibit 10.4 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.5#	DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex D to Motion’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681), filed with the SEC on October 14, 2021).
10.6#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Stan Vashovsky (incorporated by reference to Exhibit 10.6 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.7#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Andre Oberholzer (incorporated by reference to Exhibit 10.7 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.8#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Anthony Capone (incorporated by reference to Exhibit 10.8 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.9#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Norm Rosenberg (incorporated by reference to Exhibit 10.9 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.10#	Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.10 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.11	Stock Escrow Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.12	Amended and Restated Sponsor Agreement, dated as of November 4, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC and Ambulnz, Inc. (incorporated by reference to Exhibit 10.1 of Motion’s Form 8-K, filed with the SEC on November 5, 2021).
10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Motion’s Form 8-K, filed with the SEC on March 9, 2021).
16.1	Letter from WithumSmith+Brown, PC addressed to the Securities and Exchange Commission, dated as of November 10, 2021 (incorporated by reference to Exhibit 16.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021)
21.1	Subsidiaries of DocGo Inc. (incorporated by reference to Exhibit 21.1 to Motion’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681), filed with the SEC on October 7, 2021, as amended).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 4.1 of DocGo’s Form 10-K, filed with the SEC on March 15, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCGO INC.

Date: March 29, 2022	By:	/s/ Stan Vashovsky
Stan Vashovsky
Chief Executive Officer

4