Form 10-Q
period 2022-03-31
DocGo Inc.
filed 2022-05-10
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .

Commission File Number 001-39618

DocGo Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2515483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

35 West 35th Street, Floor 6
New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(844) 443-6246

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

As of May 9, 2022, 100,534,637 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	5-6

Notes to Unaudited Condensed Consolidated Financial Statements	7-28

DocGo Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$188,353,909	$175,537,221
Accounts receivable, net of allowance of $8,023,348 and $7,377,389 as of March 31, 2022 and December 31, 2021, respectively	76,167,670	78,383,614
Prepaid expenses and other current assets	3,649,206	2,111,656
Total current assets	268,170,785	256,032,491

Property and equipment, net	12,624,427	12,733,889
Intangibles, net	10,579,310	10,678,049
Goodwill	8,686,966	8,686,966
Restricted cash	10,370,398	3,568,509
Operating lease right-of-use assets	3,962,805	4,195,682
Finance lease right-of-use assets	8,658,897	9,307,113
Equity method investment	520,063	589,058
Other assets	1,622,653	3,810,895
Total assets	$325,196,304	$309,602,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,120,928	$15,833,970
Accrued liabilities	38,174,025	35,110,877
Line of credit	1,025,881	25,881
Notes payable, current	593,831	600,449
Due to seller	1,411,169	1,571,419
Operating lease liability, current	1,404,651	1,461,335
Finance lease liability, current	3,262,004	3,271,990
Total current liabilities	60,992,489	57,875,921

Notes payable, non-current	1,171,306	1,302,839
Operating lease liability, non-current	2,788,103	2,980,946
Finance lease liability, non-current	6,402,846	6,867,420
Warrant liabilities	13,577,251	13,518,502
Total liabilities	84,931,995	82,545,628

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 100,475,958 and 100,133,953 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	10,208	10,013
Additional paid-in-capital	284,938,732	283,161,216
Accumulated deficit	(52,927,020)	(63,556,714)
Accumulated other comprehensive loss	(38,364)	(32,501)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	231,983,556	219,582,014
Noncontrolling interests	8,280,753	7,475,010
Total stockholders’ equity	240,264,309	227,057,024
Total liabilities and stockholders’ equity	$325,196,304	$309,602,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$117,891,552	$49,688,856
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	77,987,573	35,860,742
Operating expenses:
General and administrative	23,860,616	12,035,526
Depreciation and amortization	2,201,021	1,597,676
Legal and regulatory	1,347,983	656,658
Technology and development	1,141,833	569,351
Sales, advertising and marketing	1,257,961	842,861
Total expenses	107,796,987	51,562,814
Income (loss) from operations	10,094,565	(1,873,958)

Other income (expenses):
Interest income (expense), net	(135,606)	(115,009)
Loss on remeasurement of warrant liabilities	(58,749)	-
Loss on initial equity method investments	(83,341)	-
Other income (loss)	(4,253)	-
Total other income (expense)	(281,949)	(115,009)

Net income (loss) before income tax benefit (expense)	9,812,616	(1,988,967)
Income tax expense	(440,179)	(10,029)
Net income (loss)	9,372,437	(1,998,996)
Net loss attributable to noncontrolling interests	(1,257,257)	(320,632)
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	10,629,694	(1,678,364)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,863)	7,998
Total comprehensive gain (loss)	$10,623,831	$(1,670,366)

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.11	$(0.03)
Weighted-average shares outstanding - Basic	100,177,082	58,388,866

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.09	$(0.03)
Weighted-average shares outstanding - Diluted	115,652,049	58,388,866

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2020	28,055	$-	35,497	$-	55,008	$-	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	-	22,900,719	-	35,488,938	-	-	-	-	-	-
Conversion of share due to merger recapitalization	(18,099,548)	-	(22,900,719)	7,649	(35,488,938)	-	-	-	-	-	7,649
Effect of reverse acquisition	-	-	76,489,205	7,649	-	-	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	-	-	171,608	17	-	-	-	-	-	-	17
Stock based compensation	-	-	-	-	-	-	391,534	-	-	-	391,534
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	333,025	333,025
Foreign currency translation	-	-	-	-	-	-	-	-	7,998	-	7,998
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(320,632)	(320,632)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(1,678,364)	-	-	(1,678,364)
Balance - March 31, 2021	-	$-	76,660,813	$7,666	-	$-	$142,738,386	$(88,978,836)	$(40,541)	$11,961,593	$65,688,268

Balance - December 31, 2021	-	$-	100,133,953	$10,013	-	$-	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	-	-	195,152	195	-	-	374,149	-	-	-	374,344
Stock based compensation	-	-	-	-	-	-	1,422,937	-	-	-	1,422,937
Equity cost							(19,570)				(19,570)
UK Ltd. Restricted Stock	-	-	146,853	-	-	-	-	-	-	-	-
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	2,063,000	2,063,000
Foreign currency translation	-	-	-	-	-	-	-	-	(5,863)	-	(5,863)
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	10,629,694	-	-	10,629,694
Balance - March 31, 2022	-	$-	100,475,958	$10,208	-	$-	$284,938,732	$(52,927,020)	$(38,364)	$8,280,753	$240,264,309

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,372,437	$(1,998,996)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	711,878	528,840
Amortization of intangible assets	633,363	422,024
Amortization of finance lease right-of-use assets	855,781	646,812
Loss from equity method investment	68,995	-
Bad debt expense	1,154,235	678,840
Stock based compensation	1,422,937	391,534
Loss on remeasurement of warrant liabilities	(58,749)	-
Changes in operating assets and liabilities:
Accounts receivable	1,061,709	(7,138,675)
Prepaid expenses and other current assets	(1,537,550)	(2,121,543)
Other assets	2,188,242	(113,384)
Accounts payable	(671,744)	(583,363)
Accrued liabilities	3,063,148	7,903,736
Net cash provided by (used in) operating activities	18,264,682	(1,384,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(602,416)	(760,049)
Acquisition of intangibles	(534,624)	(515,246)
Acquisition of businesses	-	(759)
Net cash used in investing activities	(1,137,040)	(1,276,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	1,000,000	-
Repayments of notes payable	(138,151)	(282,115)
Due to seller	(160,250)	-
Noncontrolling interest contributions	2,063,000	333,025
Proceeds from exercise of stock options	374,344	-
Equity costs	(19,570)	-
Payments on obligations under finance lease	(622,575)	(601,501)
Net cash provided by (used in) financing activities	2,496,798	(550,591)

Effect of exchange rate changes on cash and cash equivalents	(5,863)	7,998

Net increase (decrease) in cash and restricted cash	19,618,577	(3,202,822)
Cash and restricted cash at beginning of period	179,105,730	34,457,273
Cash and restricted cash at end of period	$198,724,307	$31,254,451

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$68,222	$2,365

Cash paid for interest on finance lease liabilities	$153,327	$121,356

Cash paid for income taxes	$440,179	$7,225

Right-of-use assets obtained in exchange for lease liabilities	$722,716	$1,454,029

Reconciliation of cash and restricted cash
Cash	$188,353,909	$28,134,967

Restricted Cash	10,370,398	3,119,484

Total cash and restricted cash shown in statement of cash flows	$198,724,307	$31,254,451

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

The Business

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

In connection with the Business Combination, DocGo raised $158.0 million of net proceeds. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the PIPE Financing. The transaction costs consisted of banking, legal, and other professional fees, which were recorded as a reduction to additional paid-in capital.

The Business

DocGo Inc. and its Subsidiaries (collectively, the “Company”) is a healthcare transportation and mobile health services (“Mobile Health”) company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and healthcare services in major metropolitan cities in the United States and the United Kingdom. Mobile Health performs in-person care directly to patients in the comfort of their homes, workplaces and other non-traditional locations.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Condensed Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The Condensed Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.

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

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of DocGo Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Condensed Consolidated Financial Statements.

The Company holds a variable interest in MD1 Medical Care P.C. (“MD1”) which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Net loss for the VIE was $85,379 as of March 31, 2022. The VIE’s total assets, all of which were current, amounted to $509,769 on March 31, 2022. Total liabilities, all of which were current for the VIE, was $1,020,254 on March 31, 2022. The VIE’s total stockholders’ deficit was $510,485 on March 31, 2022.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Foreign Currency

The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The Condensed Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is not material to the financial statements.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for doubtful accounts, stock based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductibles, income taxes, and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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

Major Customers

The Company has one customer that accounted for approximately 34% of sales and 22% of net accounts receivable, and another customer that accounted for 19% of sales and 17% of net accounts receivable for the period ended March 31, 2022. As of the period ended March 31, 2021, one customer accounted for approximately 26% of sales and 13% of net accounts receivable, and another customer that accounted for 10% of sales and 3% of net accounts receivable. The Company expects to maintain its relationships with these customers.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the United States. The accounts at financial institutions in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $1,029,825 and $803,000 with foreign financial institutions on March 31, 2022 and December 31, 2021, respectively.

Restricted Cash and Insurance Reserves

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the Condensed Consolidated Balance Sheets. Restricted cash is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for its line of credit, transportation equipment leases and a standby letter of credit as required by its insurance carrier (see Notes 8 and 13).

The Company utilizes a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, automobile liability, general liability and professional liability. Liabilities associated with the risks that are retained by the Company within its high deductible limits are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors and other actuarial assumptions. The Company has commercial insurance in place for catastrophic claims above its deductible limits.

ARM Insurance, Inc. a Vermont-based wholly-owned captive insurance subsidiary of the Company, charges the operating subsidiaries premiums to insure the retained workers’ compensation, automobile liability, general liability and professional liability exposures. Pursuant to Vermont insurance regulations, ARM Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insurance exposures.

The Company also maintains certain cash balances related to its insurance programs, which are held in a self-depleting trust and restricted as to withdrawal or use by the Company other than to pay or settle self-insured claims and costs. These amounts are reflected in “Restricted cash” in the accompanying Condensed Consolidated Balance Sheets.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to transport patients and to provide Mobile Health services at specified rates. Accounts receivable consist of billings for transportation and healthcare services provided to patients. The billings will either be paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs, businesses, or patients directly. Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. Accounts receivable are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of accounts receivable are recorded in the results of operations for the period in which the estimate is revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Asset Category	Estimated Useful Life
Buildings	39 years
Office equipment and furniture	3 years
Vehicles	5-8 years
Medical equipment	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

Expenditures for repairs and maintenance are expensed as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized.

Software Development Costs

Costs incurred during the preliminary project stage, maintenance costs and routine updates and enhancements of products are expensed as incurred. The Company capitalizes software development costs intended for internal use in accordance with ASC 350-40, Internal-Use Software. Costs incurred in developing the application of its software and costs incurred to upgrade or enhance product functionalities are capitalized when it is probable that the expenses would result in future economic benefits to the Company and the functionalities and enhancements are used for their intended purpose. Capitalized software costs are amortized over its useful life.

Estimated useful life of software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including NCI, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or (2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

The estimated fair value of net assets to be acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. Management uses assumptions based on historical knowledge of the business and projected financial information of the target. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the recorded amount of long-lived assets, primarily property and equipment and finite-lived intangible assets, whenever events or changes in circumstance indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets targeted for disposal are reported at the lower of the carrying amount or fair value less cost to sell. For the periods ending March 31, 2022 and December 31, 2021, management determined that there was no impairment loss required to be recognized for the carrying value of long-lived assets.

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

Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to the results of operations in the period such determination is made. For the periods ended March 31, 2022 and 2021, management determined that there was no impairment loss required to be recognized in the carrying value of goodwill or other intangible assets. The Company selected December 31 as its annual testing date.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Line of Credit

The costs associated with the Company’s line of credit are deferred and recognized over the term of the line of credit as interest expense.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments contain features that qualify as embedded derivatives.

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

Related party transactions are recorded within operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the periods ended March 31, 2022 and 2021, refer to Note 15.

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

Nature of Our Services

Revenue is primarily derived from:

i.	Transportation Services: These services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

ii.	Mobile Health Services: These services include services performed at home and offices, COVID-19 testing and vaccinations, and event services which include on-site healthcare support at sporting events and concerts.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

In the following table, revenue is disaggregated by as follows:

	Three Months Ended March 31,
	2022	2021
Primary Geographical Markets
United States	$115,053,431	$47,681,374
United Kingdom	2,838,121	2,007,482
Total revenue	$117,891,552	$49,688,856

Major Segments/Service Lines
Transportation Services	$27,812,510	$19,124,020
Mobile Health	90,079,042	30,564,836
Total revenue	$117,891,552	$49,688,856

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Earnings per Share

Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting periods. Potential dilutive common stock equivalents consist of the incremental common shares issuable upon exercise of warrants and the incremental shares issuable upon conversion of stock options. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation. On March 31, 2021, the Company excluded from its calculation 25,555,492 shares because their inclusion would have been anti-dilutive.

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the condensed consolidated balance sheets. Changes in value of RND are recorded in “Loss from equity method investment” on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the condensed consolidated balance sheets. Changes in value of NPA are recorded in “Loss from equity method investment” on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. On December 31, 2021, and March 31, 2022, DocGo owned 50% of NPA.

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

Leases

The Company categorizes leases at its inception as either operating or finance leases based on the criteria in FASB ASC 842, Leases, (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach, and has established a Right-of-Use (“ROU”) Asset and a current and non-current lease liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the ROU asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

The Company has lease arrangements for vehicles, equipment, and facilities. These leases typically have original terms not exceeding 10 years and, in some cases contain multi-year renewal options, none of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as short-term leases.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), that eliminates accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU only affects entities that already adopted ASU 2016-13, which is effective for fiscal years beginning after December 15, 2022. The Company expects that this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3. Property and Equipment, net

Property and equipment, net, as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Office equipment and furniture	$2,165,146	$1,977,808
Buildings	527,283	527,284
Land	37,800	37,800
Transportation equipment	13,907,405	13,772,251
Medical equipment	4,206,670	3,949,566
Leasehold improvements	595,914	616,446
	21,440,218	20,881,155
Less: Accumulated depreciation	(8,815,791)	(8,147,266)
Property and equipment, net	$12,624,427	$12,733,889

The Company recorded depreciation expense of $711,878 and $528,840 for three months ended March 31, 2022 and 2021, respectively.

4. Acquisition of Businesses and Asset Acquisitions

LJH Ambulance Acquisition

On November 20, 2020, AF WI LNZ, LLC, a subsidiary of Ambulnz-FMC North America LLC (“FMC NA”), a subsidiary of Holdings, entered into the Share Purchase Agreement (the “Agreement”) with LJH Ambulance (“LJH”). LJH was in the business of providing medical transportation services. The purchase price consisted of $465,000 cash consideration. The Company also agreed to pay the Seller 50% of all proceeds from accounts receivable that were outstanding as of the Agreement signing date that are actually received by the Company after the Agreement closing date. The LJH transaction closed on January 12, 2022 with the outstanding acquisition payable balance of $282,518 being paid off on March 4, 2022.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5. Goodwill

The Company recorded goodwill in connection with its acquisitions. The changes in the carrying value of goodwill for the period ended March 31, 2022 are as noted in the tables below:

Carrying Value
Balance at December 31, 2021	$8,686,966
Goodwill acquired during the period	-
Balance at March 31, 2022	$8,686,966

6. Intangibles

Intangible assets consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$4,050	$(7,205)	$45,513
Computer software	5 years	$294,147	-	(233,902)	60,245
Operating licenses	Indefinite	$8,375,514	-	-	8,375,514
Internally developed software	4-5 years	$6,013,513	530,574	(4,446,049)	2,098,038
		$14,731,842	$534,624	$(4,687,156)	$10,579,310

	December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$19,275	$29,393	$(6,367)	$42,301
Computer software	5 years	132,816	161,331	(219,388)	74,759
Operating licenses	Indefinite	8,375,514	-	-	8,375,514
Internally developed software	4-5 years	2,146,501	3,867,012	(3,828,038)	2,185,475
		$10,674,106	$4,057,736	$(4,053,793)	$10,678,049

The Company recorded amortization expense of $633,363 and $422,024 for the three months ended March 31, 2022 and 2021, respectively.

Future amortization expense at March 31, 2022 for the next five years and in the aggregate are as follow:

Amortization Expense
2022, remaining	$1,024,937
2023	757,584
2024	235,800
2025	153,145
2026	3,515
Thereafter	28,815
Total	$2,203,796

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

7. Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued bonus	$5,946,829	$7,260,456
Accrued lab fees	4,437,588	4,885,539
Accrued payroll	5,159,240	3,539,301
Medicare advance	290,582	975,415
FICA/Medicare liability	739,629	739,629
Accrued general expenses	5,055,226	3,497,418
Accrued subcontractors	10,500,202	9,564,833
Accrued fuel and maintenance	463,555	450,842
Accrued workers compensation	3,229,861	2,259,571
Other current liabilities	772,965	736,021
Accrued legal fees	1,471,053	1,143,629
Credit card payable	107,294	58,223
Total accrued liabilities	$38,174,025	$35,110,877

8. Line of Credit

On May 13, 2021, the Company entered into a revolving loan and security agreement with a bank (the “Lender”), with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (3.50% as of March 31, 2022), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed (“Contract Rate”). The revolving loan has a maturity date of May 12, 2022 (“Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. This loan is subject to certain financial covenants such as a Fixed Charge Coverage Ratio and Debt to Effective Tangible Net Worth. As of March 31, 2022 the outstanding balance was zero.

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (3.25% at December 31, 2021), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement is subject to certain financial covenants such as an unused fee, whereas the Company shall pay to the subsidiary of one of its members an unused fee in the amount of 0.5% of the average daily amount by which the Revolving Commitment Amount ($12 million) exceeds the principal balance of the aggregate outstanding advances. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. As of December 31, 2021, the outstanding balance of the line of credit was zero. On January 26, 2022, the Company drew $1,000,000 to fund operations and meet short-term obligations. As of March 31, 2022, the outstanding balance of the line of credit was $1,000,000.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

9. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $60,499, inclusive of interest ranging from 2.5% through 7.5%. The notes mature at various times through 2051 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	March 31, 2022	December 31, 2021
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing through May 2051	$1,765,137	$1,903,288
Total notes payable	1,765,137	1,903,288
Less: current portion of notes payable	$593,831	$600,449
Total non-current portion of notes payable	$1,171,306	$1,302,839

Interest expense was $22,559 and $61,324 for the periods ended March 31, 2022 and December 31, 2021, respectively.

Future minimum annual maturities of notes payable as of March 31, 2022 are as follows:

Notes Payable
2022, remaining	423,712
2023	485,390
2024	326,565
2025	248,120
2026	149,536
Thereafter	131,814
Total maturities	$1,765,137
Current portion of notes payable	(593,831)
Long-term portion of notes payable	$1,171,306

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10. Business Segment Information

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

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Total
Three Months Ended March 31, 2022
Revenues	$27,812,510	$90,079,042	$117,891,552

Income (loss) from operations	(9,328,377)	19,422,942	$10,094,565

Total assets	$215,635,997	$109,560,307	$325,196,304

Depreciation and amortization expense	$1,987,321	$213,700	$2,201,021

Stock compensation	$367,818	$1,055,119	$1,422,937

Long-lived assets	$28,665,748	$3,224,955	$31,890,703

Three Months Ended March 31, 2021
Revenues	$19,124,020	30,564,836	$49,688,856

Income (loss) from operations	(3,402,200)	1,528,242	(1,873,958)

Total assets	$87,627,899	$18,975,128	$106,603,027

Depreciation and amortization expense	$1,329,398	$268,278	$1,597,676

Stock compensation	$195,767	$195,767	$391,534

Long-lived assets	$25,946,257	$822,231	$26,768,488

Long-lived assets include property, plant and equipment, goodwill and intangible assets.

Geographic Information

Revenues by geographic location are included in Note 2.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11. Equity

Preferred Stock

In November 2021, the Company’s Series A preferred stock was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (the “Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement. The Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity reflect the 2020 shares as if the Merger occurred in 2020.

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

Preacquisition Warrants

On February 15, 2018, the Company issued warrants to purchase 1,367 shares of Class B common stock at a purchase price of $0.01 per share to an investor in conjunction with a capital investment. The warrants had no expiration date. The fair value on the date of issuance was $5,400 per share, for a total fair value of $7,381,800. On May 23, 2019, the warrants were exchanged for warrants to purchase 2,461 shares of Series A preferred stock at a purchase price of $0.01 per share. The exchanged warrants has no expiration date, and had a fair value on the date of issuance of $3,000 per share for a total fair value of $7,383,000. These warrants were cashless exercised in November 2021 for 1,587,700 shares of common DocGo Inc. common stock.

On June 5, 2019, the Company issued warrants to purchase 667 shares of Series A preferred stock at a purchase price of $3,000 per share to an investor in conjunction with a capital investment. The warrants would have expired on June 6, 2029. The fair value on the date of issuance was $2,078 per warrant for a total fair value of $1,386,026. These warrants were cashless exercised in November 2021 for 229,807 shares of common DocGo Inc. common stock.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

12. Stock Based Compensation

Stock Options

In 2021, the Company established the DocGo Inc. Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc’s 2017 Equity Incentive Plan. The Company reserved 16,607,894 shares of common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2031 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On March 31, 2022, approximately 2.7 million employee stock options on a converted basis had vested.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the Company’s shares of stock were publicly traded, management took the average of several publicly traded companies that were representative of the Company’s size and industry in order to estimate its expected stock volatility. The expected term of the options represented the period of time the instruments are expected to be outstanding. The Company based the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield was zero based on the fact that the Company had not historically paid and does not intend to pay a dividend in the foreseeable future.

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

A discount for lack of marketability was applied to the non-controlling and marketable fair value estimates determined above. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly traded companies and put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability included (a) the estimated time it would take for a Company stockholder to achieve marketability, and (b) the volatility of the Company’s business.

The following assumptions were used to compute the fair value of the stock option grants during the period ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.71%	0.06%
Expected term (in years)	4	.5 - 2
Volatility	60%	65%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option activity under the Plan for the period ended March 31, 2022:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of, December 31, 2021	8,422,972	$6.21	8.77	$24,706,020
Granted/ Vested during the year	650,122	3.61	9.89	-
Exercised during the year	195,152	1.92	6.77	-
Cancelled during the year	(47,195)	6.78	8.83	-
Balance as of, March 31, 2022	9,221,051	6.37	8.66	$25,461,022
Options vested and exercisable at March 31, 2022	2,757,391	$4.04	7.05	$15,040,545

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the periods ended March 31, 2022 and December 31, 2021 was $7.15 and $2.80, respectively. At March 31, 2022 and December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $22,868,377 and $20,792,804, respectively, which the Company expects to recognize over a weighted-average period of approximately 3.58 years.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expense in the Condensed Consolidated Statement of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of, December 31, 2021	50,192	$9.97
Granted	146,853	7.15
Vested and issued	(8,258)	9.97
Forfeited	-	-
Balance as of, March 31, 2022	188,787	7.78
Vested and unissued at March 31, 2022	-	-
Non-vested at March 31, 2022	188,787	7.78

The total grant-date fair value of RSUs granted during the period ended March 31, 2022 was $1,049,999.

For the period ended March 31, 2022, the Company recorded stock-based compensation expense related to RSUs of $82,304.

As of March 31, 2022, the Company had $1,467,949 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

13. Leases

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

Certain leases for property and transportation equipment contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the right-of-use (ROU) asset and lease obligations for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and whether the optional period and payments should be included in the calculation of the associated ROU asset and lease obligation. In making such judgment, the Company considers all relevant economic factors that would require whether to exercise or not exercise the option.

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

Lease Costs

The table below comprise lease expenses for the periods ended March 31, 2022 and 2021:

Components of total lease cost:	March 31, 2022	March 31, 2021
Operating lease expense	$462,625	$491,375
Short-term lease expense	255,096	68,050
Total lease cost	$717,721	$559,425

Lease Position as of March 31, 2022

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Assets
Lease right-of-use assets	$3,962,805	$4,195,682
Total lease assets	$3,962,805	$4,195,682

Liabilities
Current liabilities:
Lease liability - current portion	$1,404,651	$1,461,335
Noncurrent liabilities:
Lease liability, net of current portion	2,788,103	2,980,946
Total lease liability	$4,192,754	$4,442,281

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	3.99
Weighted average discount rate - operating leases	6.00%

Undiscounted Cash Flows

Future minimum lease payments under the operating leases at March 31, 2022 are as follows:

Operating Leases
2022, remaining	$1,247,425
2023	1,262,727
2024	856,310
2025	859,095
2026	449,473
2027 and thereafter	-
Total future minimum lease payments	4,675,030
Less effects of discounting	(482,276)
Present value of future minimum lease payments	$4,192,754

Operating lease expense were approximately $462,625 and $491,375 for the period ended March 31, 2022 and 2021, respectively.

For the quarter ended March 31, 2022, the Company made $462,625 of fixed cash payments related to operating leases and $622,575 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $9,664,850 and $10,139,410 for the quarter ended March 31, 2022 and December 31, 2021, respectively. This includes accumulated depreciation expense of $7,951,023 and $7,095,242 as of March 31, 2022 and December 31, 2021, respectively.

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $855,781 and $646,812 for the quarter ended March 31, 2022 and 2021, respectively.

Lease Payments

The table below presents lease payments for the periods ended March 31, 2022 and 2021:

Components of total lease payment:	March 31, 2022	March 31, 2021
Finance lease payment	$622,575	$601,501
Short-term lease payment	-	-
Total lease payments	$622,575	$601,501

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Lease Position as of March 31, 2022

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the consolidated balance sheet as follows:

	March 31, 2022	December 31, 2021
Assets
Lease right-of-use assets	$8,658,897	$9,307,113
Total lease assets	$8,658,897	$9,307,113

Liabilities
Current liabilities:
Lease liability - current portion	$3,262,004	$3,271,990
Noncurrent liabilities:
Lease liability, net of current portion	6,402,846	6,867,420
Total lease liability	$9,664,850	$10,139,410

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of March 31, 2022:

Weighted average remaining lease term (in years) - finance leases	3.6
Weighted average discount rate - finance leases	6.01%

Undiscounted Cash Flows

Future minimum lease payments under the finance leases at March 31, 2022 are as follows:

Finance Leases
2022, remaining	$2,945,992
2023	3,001,011
2024	1,834,762
2025	1,843,202
2026	1,150,387
2027 and thereafter	9,549
Total future minimum lease payments	10,784,903
Less effects of discounting	(1,120,053)
Present value of future minimum lease payments	$9,664,850

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

14. Other Income

As of March 31, 2022, the Company recognized other loss of $4,253, net of $20,805 from realized foreign exchange loss offset by rental income of $16,552.

15. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

Pride Staff provides subcontractor services to the Company. Pride Staff is owned by an operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to Pride Staff totaling $209,153 and $163,125 for the three months ended March 31, 2022 and 2021, respectively.

There were no amounts due in accounts payable to related parties as of March 31, 2022 and December 31, 2021, respectively.

16. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income tax expense for the three months ended March 31, 2022 and 2021 was $440,179 and $10,029 respectively. Our effective tax rate for the three months ended March 31, 2022 and 2021 was 4.85% and 2.53%.

17. 401(K) Plan

The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of March 31, 2022.

18. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the Condensed Consolidated Financial Statements of the Company. The Company provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Condensed Consolidated Financial Statements.

As of March 31, 2022 and December 31, 2021, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement, under the terms of a memorandum of understanding, of various class-based claims, both actual and potential, under Federal and California State law over a historical period. The settlement is subject to court approval.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

The spread of COVID-19 and the related country-wide shutdowns and restrictions have had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises non-emergency medical transportation, the Company has seen a decline in volumes from historical and expected levels, as elective surgeries and other procedures have been postponed. In some of the Company’s larger markets, such as New York and California, there have been declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events have been cancelled or have a significantly restricted (or entirely eliminated) the number of permitted attendees.

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

Medicare Accelerated Payments

Medicare accelerated payments of approximately $2,397,024 were received by the Company in April 2020. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. As of March 31, 2022 and December 31, 2021, $290,582 and $975,415 of Medicare accelerated payments were reflected within accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets, as the Company expects to repay the balance by December 31, 2022. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of DocGo Inc. The following discussion and analysis should be read in conjunction with DocGo’s Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause DocGo’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s Condensed Consolidated Financial Statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. More information regarding the risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in DocGo’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “2021 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. Forward-looking statements are not guarantees of future performance and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Overview

DocGo, which was originally incorporated in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the United States and the United Kingdom.

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

See Note 10, “Business Segment Information” to the Condensed Consolidated Financial Statements for additional information regarding DocGo’s segments.

For the three months ended March 31, 2022, the Company recorded net income of $9.4 million, compared to a net loss of $2.0 million in the three months ended March 31, 2021.

COVID-19

The spread of COVID-19 and the related shutdowns and restrictions have had a mixed impact on our business. In the ambulance transportation business, which comprises of, predominantly, non-emergency medical transport, the Company experienced a decline in transportation volumes versus historical levels, as elective surgeries and other non-emergency surgical procedures were postponed or cancelled. In addition, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were either cancelled or have experienced a significantly restricted number of permitted attendees.

There are two areas where the Company experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue that partially offset some of the lost non-emergency transport revenues. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company expanded its operations to include Rapid Reliable Testing (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health business line. Mobile Health generated approximately $90.1 million in revenue in the three months ended March 31, 2022, as compared to $30.6 million in the first quarter of 2021.

During 2020 and the early part of 2021, the Company continued to operate with several back-office employees working remotely. To date, the Company has not witnessed any degradation in productivity from these employees, the large majority of whom have now returned to their respective offices, and our operations have proceeded without major interruption. By early 2021, nearly all remote employees had returned to work in their respective offices and other locations. DocGo also utilized several government programs in 2020 related to the pandemic, receiving approximately $1.0 million in payments through the Public Health and Social Services Emergency Fund authorized under the Coronavirus Aid, Relief and Economic Security Act and related legislation as well as various state and local programs, net of amounts that will be repaid to HHS. DocGo also received accelerated Medicare payments of approximately $2.4 million that were required to be repaid beginning in April 2021. Through March 31, 2022, approximately $2.2 million of this advance had been recouped by Medicare.

While it is very difficult to accurately predict the future direction of the effects of the COVID-19 pandemic, and the related impact on medical transportation levels, the revenue from the Transportation Services segment during 2021 exceeded that of 2020 by approximately 33%. Since the beginning of 2021, trip volumes in most of our markets have started to return to more normal historical levels. The Company generated, during 2021, COVID-19 testing revenue, including its Mobile Health services segment, above the levels projected, and this persisted in the first quarter of 2022. The Company estimates that COVID-19 testing revenue in the first quarter of 2022 amounted to approximately $38 million. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues have accelerated the diversification in the Company’s business by more rapid expansion of the Mobile Health segment.

The Company’s current business plan assumes gradual recovery of industry-wide transportation volumes to historical levels, plus an increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related positive and negative impacts will affect our business, financial condition, and results of operations in future periods.

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

Operating Licenses

DocGo has historically pursued a strategy of applying for ambulance operating licenses in the states, counties and cities, identified for future new market entry. The approval of a new operating license may take an extended period of time. DocGo reduces this risk through its acquisition strategy by identifying businesses and/or underlying licenses in these new markets that may be for sale.

Acquisitions

Historically, DocGo has pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. DocGo did not complete any acquisitions during the three months ended March 31, 2022. During the 12 months ended December 31, 2021, DocGo completed one acquisition, for a purchase price of $2.3 million, which contributed approximately $0.3 million to 2021 revenues. During the 12 months ended December 31, 2020, DocGo completed one acquisition, for a purchase price of $0.8 million, which contributed approximately $0.1 million to 2020 revenues.

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

Overall Economic Conditions in the Markets In Which We Operate

Economic changes both nationally and locally in our markets may impact our financial performance. Unfavorable changes in demographics, health care coverage of transportation and mobile health services, interest rates, ambulance manufacturing, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect our business.

Trip Volumes and Average Trip Price

A “trip” is defined as an instance where the Company completes the transportation of a patient to a specific destination, for which we are able to charge a fee. This metric does not include instances where a trip is ordered and subsequently either canceled (by the customer) or declined (by the Company). As trip volume represents the most basic unit of transportation service provided by the Company, it is the best measure of the level of demand for the Company’s Transportation Services, and is used by management to monitor and manage the scale of the business.

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

Our Ability to Control Expenses

We pay close attention to the management of our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We employ our proprietary technology to drive improvements in productivity per transport. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our locations.

Inflation

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. These data are reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0% area through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the first quarter of 2022, reaching approximately 8.5% in March 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to the rest of 2022, we anticipate a moderation of the inflation rate when compared to the first quarter of the year but expect that inflation will remain above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates in 2022, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

Investing in R&D and Enhancing Our Customer Experience

Our performance is dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We intend to continually develop and introduce innovative new software services, integrate with third-party products and services, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.

Regulatory Environment

DocGo is subject to federal, state and local regulations including healthcare and emergency medical services laws and regulations and tax laws and regulations. The Company’s current business plan assumes no material change in these laws and regulations. In the event that any such change occurs, compliance with new laws and regulations may significantly affect the Company’s operations and cost of doing business.

Components of Results of Operations

Our business consists of two reportable segments — Transportation Services and Mobile Health services. The Company evaluates the performance of both segments based primarily on results of its operations. Accordingly, other income and expenses not included in results from operations are only included in the discussion of consolidated results of operations.

Revenue

The Company’s revenue consists of services provided by its ambulance Transportation Services segment and its Mobile Health segment.

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

Technology and Development

Technology and development expense, net of capitalization, consists primarily of cost incurred in the design and development of DocGo’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our platform and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we may choose to make more significant investments.

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

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,		Change	Change
$ in Millions	2022	2021	$	%
Revenues, net	$117.9	$49.7	$68.2	137%
Cost of revenue	78.0	35.9	42.1	117%

Operating expenses
General and administrative	23.9	12.0	11.9	99%
Depreciation and amortization	2.2	1.6	0.6	38%
Legal and regulatory	1.3	0.7	0.6	86%
Technology and development	1.1	0.6	0.5	83%
Sales, advertising and marketing	1.3	0.8	0.5	63%
Total expenses	107.8	51.6	56.2	109%
Income/(loss) from operations	10.1	(1.9)	12.0

Other income (expenses)
Interest income (expense), net	(0.1)	(0.1)	0.0	0%
Gain (loss) on remeasurement of warrant liabilities	(0.1)	-	(0.1)
Gain (loss) on initial equity method investment	(0.1)	-	(0.1)
Other income	(0.0)	-	(0.0)
Total other expense	(0.3)	(0.1)	(0.2)	200%
Net income/(loss) before income tax	9.8	(2.0)	11.8

Income tax (expense) benefit	(0.4)	(0.0)	(0.4)	0%
Net income (loss)	9.4	(2.0)	11.4
Net income (loss) attributable to Non-controlling interests	(1.2)	(0.3)	(1.0)	300%
Net income (loss) attributable to the shareholders of DocGo Inc and Subsidiaries	$10.6	$(1.7)	$12.3

Consolidated

For the three months ended March 31, 2022, total revenues were $117.9 million, an increase of $68.2 million, or 137%, from the total revenues recorded in the three months ended March 31, 2021.

Transportation Services

For the three months ended March 31, 2022, Transportation Services revenue totaled $27.8 million and increased by $8.8 million, or 46%, as compared with the three months ended March 31, 2021. This increase was due to increases in both transportation trip volumes and the average price per trip. Volumes increased by approximately 5%, from 46,012 trips for the three months ended March 31, 2021, to 48,110 trips for the three months ended March 31, 2022. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets and entry into new markets in 2021. Our average trip price increased from $283 in the three months ended March 31, 2021, to $353 in the three months ended March 31, 2022. The increase in the average trip price in the 2022 period reflects a shift in mix toward higher-priced transports, as well as a shift in the customer (payer) mix towards higher-priced transports. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports. Transportation Services revenues were also driven higher in the first quarter of 2022 by a 201% increase in revenues generated from programs under which DocGo is paid a daily or hourly “standby” rate for the use of a fully staffed and equipped ambulance, which were driven by new customer acquisition and large new projects. These services do not factor in the trip counts or average trip prices mentioned above.

Mobile Health

For the three months ended March 31, 2022, Mobile Health revenue totaled $90.1 million, an increase of $59.4 million, or 194%, as compared with the three months ended March 31, 2021. This significant increase was mainly due to the expansion of the services offered by this segment, particularly with respect to COVID-19 related testing and vaccination and other healthcare services revenues included in the Mobile Health segment. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.

Cost of Revenue

For the three months ended March 31, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 117%, as compared to the three months ended March 31, 2021, while revenue increased by approximately 137%. Cost of revenue as a percentage of revenue decreased to 66.2% in the first quarter of 2022 from 72.2% in the first quarter of 2021.

In absolute dollar terms, total cost of revenue in the three months ended March 31, 2022 increased by $42.1 million from the levels of the three months ended March 31, 2021. This was primarily attributable to an $11.7 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments; a $22.6 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, temporarily causing the Company to rely increasingly on subcontracted labor; a $6.5 million increase in medical supplies, due to the purchase of COVID-19 test kits and the need for increased personal protective equipment (PPE) and related supplies, and the increased cost thereof as a result of increased demand during the pandemic; and a $3.2 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs; and a $2.4 million increase in facilities and other costs of sales, relating to the Company’s increased scale and geographic presence. These items were partially offset by a $4.2 million decrease in lab fees related to COVID-19 testing activity, reflecting lower per-test lab fees, and a shift toward rapid tests.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2022 amounted to $21.5 million, up $6.8 million, or 46%, from the three months ended March 31, 2021. Cost of revenues as a percentage of revenues was unchanged at 77.3% in both periods, as the impact of higher per-trip prices, increased number of standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue was offset by the impact of higher hourly wages in certain markets and increased overtime for field employees, and increased fuel costs, as described above.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2022 amounted to $56.5 million up 167% from $21.2 million in the three months ended March 31, 2021. Cost of revenues as a percentage of revenues decreased to 62.7% from 69.0%, due to the increase in revenues, lower average per-test lab fees and the increased number of higher-margin, hourly-based programs in the first quarter of 2022, which outweighed the increased use of higher cost subcontracted labor and significant increases in medical and general supply costs, as described above.

Operating Expenses

For the three months ended March 31, 2022, the Company recorded $29.8 million of operating expenses compared to $15.7 million for the three months ended March 31, 2021, an increase of 90%. As a percentage of revenue, operating expenses declined from 31.6% in the first quarter of 2021 to 25.3% in the first quarter of 2022, due primarily to the significant increase in overall revenues described above, coupled with the semi-fixed nature cost of the corporate infrastructure. The increase of $14.1 million related primarily to a $10.4 million increase in payroll due to investments in and expansion of corporate infrastructure to support the revenue growth; a $0.5 million increase in sales and marketing cost, driven by higher sales commissions and increased marketing activity arising from the expansion of the Mobile Health segment; a $0.8 million increase in travel and entertainment expenses, reflecting both the growth of the overall employee base, as well as increased business development related activities for both the Transportation Services and Mobile Health segments; a $0.6 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization; a $1.0 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation, Directors and Officers insurance and SEC filing-related costs; a $0.5 million increase in office-related expenses, owing to the Company’s ongoing growth and geographic expansion; a $0.5 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $0.5 million increase in bad debt expense, in line with the increase in overall revenues during the period. These were partially offset by a $0.7 million net decline in insurance expenses, reflecting the Company’s new captive insurance program for automobile and workers compensation insurance.

For the Transportation Services segment, operating expenses in the three months ended March 31, 2022 were $15.6 million, up $7.0 million, or 82%, from the three months ended March 31, 2021. Operating expenses as a percentage of revenues increased to 56.1% from 45.2% in the prior year period, despite the increase in Transportation Services revenues, due to a significant increase in corporate infrastructure, all of which is allocated to the Transportation Services segment. The increased operating expenses, in dollar terms, in the three months ended March 31, 2022 primarily reflected higher costs for payroll, travel and entertainment, professional fees and depreciation, as described above.

For the Mobile Health segment, operating expenses in the three months ended March 31, 2022 were $14.2 million, compared to operating expenses of $7.1 million in the three months ended March 31, 2021. Operating expenses as a percentage of revenues decreased to 15.7% from 23.1% in 2020, despite significant expenditures made in the expansion of services and geographic areas of operation, as well as the buildout of the Mobile Health management infrastructure throughout 2021 and the early part of 2022, due to the faster rate of increase in Mobile Health revenues. The increased operating expenses, in dollar terms, in 2021 were primarily driven by higher costs for payroll, subcontracted labor costs, travel and entertainment, marketing and IT infrastructure, and facilities costs, as described above.

Interest Income/(Expense), Net

For the three months ended March 31, 2022, the Company recorded $135,606 of net interest expense compared to $115,009 of interest expense in the three months ended March 31, 2021. The increase in net interest expense in the current period reflects an increase in payments made for leased vehicles, as the Company’s fleet expanded. This outweighed the impact of higher interest income in the 2022 period, resulting from an increase in the Company’s cash balances in income-bearing accounts.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the three months ended March 31, 2022, the Company recorded a loss of $58,749 from the remeasurement of warrant liabilities, The warrants are marked-to-market in each reporting period, and this gain reflects the decline in DocGo’s stock price relative to the beginning of the period. No gain or loss was recorded in relation to the remeasurement of warrant liabilities in the first quarter of 2021.

Gain/(Loss) on Equity Method Investment

During the three months ended March 31, 2022, the Company recorded a loss of $83,341 representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the second half of 2021, and as such, no gain or loss was recorded in relation to an equity method investment in the first quarter of 2021.

Income Tax (Expense)/Benefit

During the three months ended March 31, 2022, the Company recorded income tax expense of $0.4 million, compared to an income tax expense of $10,029 in the three months ended March 31, 2021. The increase in income tax expense resulted from the higher level of pretax income as well as state income taxes in jurisdictions the Company entered during the past year.

Noncontrolling Interest

For the three months ended March 31, 2022, the Company had a net loss attributable to noncontrolling interest of approximately $1.3 million, compared to a net loss attributable to noncontrolling interest of $0.3 million for the three months ended March 31, 2021. The increased loss reflected ongoing investments in new markets that were entered into during 2021.

Liquidity and Capital Resources

Since inception, DocGo has completed three equity financing transactions that served as the Company’s principal source of liquidity, with minimal debt incurred. Generally, the Company utilized equity raised to finance operations during its development phase, investments in assets, ambulance operating licenses and funding working capital. The Company has also funded these activities through operating cashflows. In November 2021, upon the completion of the merger between Motion Acquisition Corp. and Ambulnz, Inc., the Company received proceeds of approximately $158.1 million, net of transaction expenses. Although the Company generated positive net income in the three months ended March 31, 2022, operating cash flows may not be sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers frequently results in the Company using existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and rate of growth in existing and into new markets. The cost of ongoing technology development is another factor that is considered. Capital requirements might also be affected by factors which the Company cannot control, such as interest rates, and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 on the economy and operations evolves, the Company will continuously assess its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need or choose to raise additional capital through debt or equity financings.

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and an available line of credit (as discussed in Note 8, “Line of Credit” to the Condensed Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Comparison as of March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
$ in Millions	2022	2021	Change $	Change %
Working capital
Current Assets	$268.2	$62.7	$205.5	328%
Current Liabilities	61.0	31.0	30.0	97%
Total working capital	$207.2	$31.7	$175.5	554%

As of March 31, 2022, available cash totaled $188.4 million, which represented an increase of $160.2 million as compared to March 31, 2021, reflecting the receipt of the proceeds from the merger described above, as well as positive cash flow. As of March 31, 2022, working capital amounted to $207.2 million, which represented an increase of $175.5 million as compared to March 31, 2021, primarily reflecting the increased cash balance. Increased accounts receivable, reflecting the growth of the business in 2021 and the early part of 2022, were partially offset by increases in current liabilities, which reflected the growth of the business and resulted from extended payment terms from vendors.

Cash Flows

Three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
$ in Millions	2022	2021	Change	Change
Cash Flow Summary
Net cash provided by/(used in) operating activities	$18.2	$(1.4)	19.6
Net cash provided by/(used in) investing activities	(1.1)	(1.3)	0.2	(15%)
Net cash provided by/(used in) financing activities	2.5	(0.6)	1.9
Effect of exchange rate changes	0.0	0.0	(0.0)	0%
Net (decrease) increase in cash	$19.6	$(3.3)	21.7

Operating Activities

During the three months ended March 31, 2022, operating activities provided $18.2 million of cash, aided by net income of $9.4 million. Non-cash charges amounted to $4.8 million and included $1.6 million in depreciation of property and equipment and right-of-use assets, $0.6 million from amortization of intangible assets, $1.2 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $1.4 million of stock compensation expense. Changes in assets and liabilities resulted in approximately $4.1 million in additional operating cash flow, as a $1.1 million decrease in accounts receivable, a $2.2 million decrease in other assets and a $3.1 increase in accrued liabilities outweighed the effect of a $1.5 million increase in prepaid expenses and a $0.7 million decline in accounts payable. Operating cash flow in the first quarter of 2022 was aided by collections of large accounts receivable from invoices generated in the fourth quarter of 2021.

During the three months ended March 31, 2021, operating activities used $1.4 million of cash and primarily resulted from a net loss of $2.0 million and changes in assets and liabilities, which were partially offset by non-cash charges of $2.7 million. The non-cash items included $0.7 million of bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $1.2 million resulting from the depreciation of property and equipment and right-of-use assets, $0.4 million from amortization of intangible assets, and $0.4 million of stock compensation expense. Changes in assets and liabilities resulted in approximately $2.0 million in negative operating cash flow and were primarily driven by a $7.1 million increase in accounts receivable and a $1.1 million increase in prepaid expenses and other current assets, which were partially offset by a $6.2 million increase in combined accounts payable and accrued expenses.

Investing Activities

During the three months ended March 31, 2022, investing activities used $1.1 million of cash and primarily consisted of the acquisition of property and equipment totaling $0.5 million and the acquisition of intangibles in the amount of $0.6 million to support the ongoing growth of the business.

During the three months ended March 31, 2021, investing activities used $1.3 million of cash and primarily consisted of the acquisition of property and equipment totaling $0.8 million and the acquisition of intangibles in the amount of $0.5 million to support growth of new transportation and mobile health markets.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $2.5 million of cash, due to $1.0 million in proceeds from the Company’s revolving credit line, $2.1 million in non-controlling interest contributions and $0.4 million in proceeds from the exercise of stock options, which were partly offset by $0.6 million in payments on obligations under the terms of finance leases, $0.1 million in repayments of notes payable, a reduction of $0.2 million in amounts due to seller and a $0.1 million of equity cost.

During the three months ended March 31, 2021, financing activities used $0.5 million of cash, as noncontrolling interest contributions were outweighed by repayments made on notes payable and finance leases.

Future minimum annual maturities of notes payable as of March 31, 2022 are as follows:

Notes Payable
2022, remaining	$0.4
2023	$0.5
2024	$0.3
2025	$0.3
2026	$0.2
2027 and thereafter	$0.1
Total maturities	$1.8
Current portion of notes payable	$(0.6)
Long-term portion of notes payable	$1.2

Future minimum lease payments under operating leases as of March 31, 2022, and for the following five fiscal years and thereafter are as follows:

Operating Leases
2023	$1.2
2024	$1.3
2025	$0.9
2026	$0.9
2027	$0.4
2028 and thereafter	$0.0
Total future minimum lease payments	$4.7
Less effects of discounting	$(0.5)
Present value of future minimum lease payments	$4.2

Future minimum lease payments under finance leases as of March 31, 2022, and for the following five fiscal years and thereafter are as follows:

Finance Leases
2023	$2.9
2024	$3.0
2025	$1.8
2026	$1.8
2027	$1.2
2028 and thereafter	$0.1
Total future minimum lease payments	$10.8
Less effects of discounting	$(1.1)
Present value of future minimum lease payments	$9.7

Critical Accounting Policies

Basis of Presentation

The Company’s Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Condensed Consolidated Financial Statements represent the portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

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

Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of DocGo Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Condensed Consolidated Financial Statements.

The Company holds a variable interest in MD1 Medical Care P.C. (“MD1”), which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Net loss for the VIE was $85,379 as of March 31, 2022. The VIE’s total assets, all of which were current, amounted to $509,769 on March 31, 2022. Total liabilities, all of which were current for the VIE, was $1,020,254 on March 31, 2022. The VIE’s total stockholders’ deficit was $510,485 on March 31, 2022.

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

Please see Note 2, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 18, “Legal Proceedings” of the Notes to our Condensed Consolidated Financial Statements.

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

Item 1A. Risk Factors

Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the 2021 Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K, other than the inflation rate risk discussed below.

Inflation Rate Risk

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. These data are reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0% range through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the first quarter of 2022, reaching approximately 8.5% in March 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has compressed gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to the rest of 2022, we anticipate a moderation of the inflation rate when compared to the first quarter of the year, but expect that inflation will remain above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates in 2022, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.1*	Form of Grant Notice for Nonqualified Stock Options
10.2*	Form of Grant Notice for Incentive Stock Options
10.3*	Form of Restricted Stock Unit Grant Notice and Agreement
10.4*	DocGo Inc. 2021 Stock Incentive Plan
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: May 10, 2022	By:	/s/ Andre Oberholzer
Andre Oberholzer
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)