Form 10-Q
period 2022-06-30
DocGo Inc.
filed 2022-08-09
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .

Commission File Number: 001-39618

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

As of July 29, 2022, 101,025,267 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021	4-5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	6-7

Notes to Unaudited Condensed Consolidated Financial Statements	8-31

DocGo Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$198,138,395	$175,537,221
Accounts receivable, net of allowance of $7,047,958 and $7,377,389 as of June 30, 2022 and December 31, 2021, respectively	72,253,831	78,383,614
Prepaid expenses and other current assets	5,285,303	2,111,656

Total current assets	275,677,529	256,032,491

Property and equipment, net	12,229,997	12,733,889
Intangibles, net	10,415,401	10,678,049
Goodwill	8,686,966	8,686,966
Restricted cash	10,323,088	3,568,509
Operating lease right-of-use assets	3,812,085	4,195,682
Finance lease right-of-use assets	8,408,399	9,307,113
Equity method investment	619,348	589,058
Other assets	1,682,575	3,810,895
Total assets	$331,855,388	$309,602,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,915,952	$15,833,970
Accrued liabilities	38,656,519	35,110,877
Line of credit	1,025,881	25,881
Notes payable, current	566,426	600,449
Due to seller	694,331	1,571,419
Operating lease liability, current	1,421,036	1,461,335
Finance lease liability, current	2,655,037	3,271,990
Total current liabilities	57,935,182	57,875,921

Notes payable, non-current	1,048,864	1,302,839
Operating lease liability, non-current	2,651,849	2,980,946
Finance lease liability, non-current	5,276,312	6,867,420
Warrant liabilities	10,549,485	13,518,502
Total liabilities	77,461,692	82,545,628

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 100,685,290 and 100,133,953 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	10,564	10,013
Additional paid-in-capital	287,301,467	283,161,216
Accumulated deficit	(40,191,367)	(63,556,714)
Accumulated other comprehensive loss	(27,930)	(32,501)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	247,092,734	219,582,014
Noncontrolling interests	7,300,962	7,475,010
Total stockholders’ equity	254,393,696	227,057,024
Total liabilities and stockholders’ equity	$331,855,388	$309,602,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue, net	$109,519,304	$62,185,997	$227,410,856	$111,555,391
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	70,176,462	41,023,082	148,164,035	76,883,824
Operating expenses:
General and administrative	24,637,618	15,976,151	48,498,234	27,797,606
Depreciation and amortization	2,037,771	1,897,051	4,238,792	3,494,727
Legal and regulatory	3,061,276	1,176,711	4,409,259	1,833,369
Technology and development	1,148,320	664,882	2,290,153	1,126,282
Sales, advertising and marketing	1,000,100	1,189,361	2,258,061	2,034,781
Total expenses	102,061,547	61,927,238	209,858,534	113,170,589
Income (loss) from operations	7,457,757	258,759	17,552,322	(1,615,198)

Other income (expenses):
Interest income (expense), net	98,276	(130,129)	(37,330)	(245,138)
Gain on remeasurement of warrant liabilities	3,027,766	-	2,969,017	-
Gain on initial equity method investments	89,810	-	6,469	-
Gain on remeasurement of finance leases	1,388,273	-	1,388,273	-
Loss on disposal of fixed assets	-	(27,730)	-	(27,730)
Other income	15,640	-	11,387	-
Total other income (expense)	4,619,765	(157,859)	4,337,816	(272,868)

Net income (loss) before income tax benefit (expense)	12,077,522	100,900	21,890,138	(1,888,066)
Income tax (expense) benefit	(321,660)	1,107	(761,839)	(8,923)
Net income (loss)	11,755,862	102,007	21,128,299	(1,896,989)
Net income (loss) attributable to noncontrolling interests	(979,791)	1,748,223	(2,237,048)	1,427,591
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	12,735,653	(1,646,216)	23,365,347	(3,324,580)
Other comprehensive income (loss)
Foreign currency translation adjustment	10,434	94,655	4,571	102,653
Total comprehensive gain (loss)	$12,746,087	$(1,551,561)	$23,369,918	$(3,221,927)

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	0.13	$(18.19)	$0.23	$(36.73)
Weighted-average shares outstanding - Basic	99,303,948	90,505	100,372,146	90,505

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.11	$(18.19)	$0.20	$(36.73)
Weighted-average shares outstanding - Diluted	115,279,676	90,505	116,347,874	90,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2020	28,055	$-	35,497	$-	55,008	$-	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	-	22,900,719	-	35,488,938	-	-	-	-	-	-
Conversion of share due to merger recapitalization	(18,099,548)	-	(22,900,719)	7,649	(35,488,938)	-	-	-	-	-	7,649
Effect of reverse acquisition	-	-	76,489,205	7,649	-	-	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	-	-	171,608	17	-	-	-	-	-	-	17
Stock based compensation	-	-	-	-	-	-	391,534	-	-	-	391,534
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	333,025	333,025
Foreign currency translation	-	-	-	-	-	-	-	-	7,998	-	7,998
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(320,632)	(320,632)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(1,678,364)	-	-	(1,678,364)
Balance - March 31, 2021	-	$-	76,660,813	$7,666	-	$-	$142,738,386	$(88,978,836)	$(40,541)	$11,961,593	$65,688,268
Stock based compensation	-	-	-	-	-	-	370,000	-	-	-	370,000
Foreign currency translation	-	-	-	-	-	-	-	-	94,655	-	94,655
Net income attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	1,748,223	1,748,223
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(1,646,216)	-	-	(1,646,216)
Balance - June 30, 2021	-	$-	76,660,813	$7,666	-	$-	$143,108,386	$(90,625,052)	$54,114	$13,709,816	$66,254,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock[1]		Class B Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2021	-	$-	100,133,953	$10,013	-	$-	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	-	-	195,152	195	-	-	374,149	-	-	-	374,344
Stock based compensation	-	-	-	-	-	-	1,422,937	-	-	-	1,422,937
Equity cost							(19,570)				(19,570)
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	2,063,000	2,063,000
Foreign currency translation	-	-	-	-	-	-	-	-	(5,863)	-	(5,863)
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	10,629,694	-	-	10,629,694
Balance - March 31, 2022	-	$-	100,329,105	$10,208	-	$-	$284,938,732	$(52,927,020)	$(38,364)	$8,280,753	$240,264,309
Common stock repurchased	-	-	(70,000)	(70)	-	-	(497,829)	-	-	-	(497,899)
Exercise of stock options	-	-	417,927	418	-	-	778,648	-	-	-	779,066
Stock based compensation	-	-	-	-	-	-	1,999,619	-	-	-	1,999,619
UK Ltd. Restricted Stock	-	-	8,258	8	-	-	82,297	-	-	-	82,305
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(979,791)	(979,791)
Foreign currency translation	-	-	-	-	-	-	-	-	10,434	-	10,434
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	12,735,653	-	-	12,735,653
Balance - June 30, 2022	-	$-	100,685,290	$10,564	-	$-	$287,301,467	$(40,191,367)	$(27,930)	$7,300,962	$254,393,696

1References to Class A Common Stock after November 5, 2021 refer to common stock of DocGo Inc., par value $0.0001. See Note 1, “Description of Organization and Business Operations” to the Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,128,299	$(1,896,989)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,441,438	1,099,192
Amortization of intangible assets	1,279,078	879,984
Amortization of finance lease right-of-use assets	1,518,276	1,515,552
Loss on disposal of assets	-	27,730
Gain from equity method investment	(30,290)	-
Bad debt expense	1,818,792	1,235,442
Stock based compensation	3,504,861	761,534
Gain on remeasurement of finance leases	(1,388,273)	-
Gain on remeasurement of warrant liabilities	(2,969,017)	-
Changes in operating assets and liabilities:
Accounts receivable	4,310,990	(17,442,642)
Prepaid expenses and other current assets	(3,173,647)	(2,353,394)
Other assets	2,128,320	(90,647)
Accounts payable	(2,927,492)	2,791,050
Accrued liabilities	3,545,642	12,327,795
Net cash provided by (used in) operating activities	30,186,977	(1,145,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(941,655)	(2,581,691)
Acquisition of intangibles	(1,016,430)	(1,023,643)
Proceeds from disposal of property and equipment	-	6,000
Net cash used in investing activities	(1,958,085)	(3,599,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	1,000,000	8,000,000
Repayments of notes payable	(287,998)	(258,863)
Due to seller	(877,088)	-
Noncontrolling interest contributions	2,063,000	333,025
Proceeds from exercise of stock options	1,153,410	-
Common stock repurchased	(497,899)	-
Equity costs	(19,570)	-
Payments on obligations under finance lease	(1,411,565)	(968,933)
Acquisition of businesses	-	(56,496)
Net cash provided by financing activities	1,122,290	7,048,733

Effect of exchange rate changes on cash and cash equivalents	4,571	102,653

Net increase in cash and restricted cash	29,355,753	2,406,659
Cash and restricted cash at beginning of period	179,105,730	34,457,273
Cash and restricted cash at end of period	$208,461,483	$36,863,932

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$129,363	$28,816

Cash paid for interest on finance lease liabilities	$222,649	$245,339

Cash paid for income taxes	$761,839	$8,923

Right-of-use assets obtained in exchange for lease liabilities	$2,192,946	$2,111,516

Fixed assets acquired in exchange for notes payable	$-	$256,237

Reconciliation of cash and restricted cash
Cash	$198,138,395	$33,146,205

Restricted Cash	10,323,088	3,717,727

Total cash and restricted cash shown in statement of cash flows	$208,461,483	$36,863,932

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

The Business

DocGo Inc. and its Subsidiaries (collectively, the “Company”) is a healthcare transportation and mobile health services (“Mobile Health”) company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and healthcare services in major metropolitan cities in the United States (“U.S.”) and the United Kingdom (“U.K.”). Mobile Health performs in-person care directly to patients in the comfort of their homes, workplaces and other non-traditional locations.

Ambulnz, LLC was originally formed in Delaware on June 17, 2015, as a limited liability company. On November 1, 2017, with an effective date of January 1, 2017, Ambulnz converted its legal structure from a limited liability company to a C-corporation and changed its name to Ambulnz, Inc. Ambulnz is the sole owner of Ambulnz Holdings, LLC (“Holdings”) which was formed in the state of Delaware on August 5, 2015, as a limited liability company. Holdings is the owner of multiple operating entities incorporated in various states in the U.S. as well as within England and Wales, U.K.

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

The Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

Net loss for the VIE was $163,178 as of June 30, 2022. The VIE’s total assets, all of which were current, amounted to $324,866 on June 30, 2022. Total liabilities, all of which were current for the VIE, was $913,150 on June 30, 2022. The VIE’s total stockholders’ deficit was $588,284 on June 30, 2022.

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

Major Customers

The Company has one customer that accounted for approximately 30% of sales and 15% of net accounts receivable, and another customer that accounted for 17% of sales and 12% of net accounts receivable for the period ended June 30, 2022. As of the period ended June 30, 2021, one customer accounted for approximately 22% of sales and 11% of net accounts receivable, and another customer that accounted for 12% of sales and 21% of net accounts receivable. The Company expects to maintain its relationships with these customers.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The accounts at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $797,000 and $803,000 with foreign financial institutions on June 30, 2022 and December 31, 2021, respectively.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the recorded amount of long-lived assets, primarily property and equipment and finite-lived intangible assets, whenever events or changes in circumstance indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets targeted for disposal are reported at the lower of the carrying amount or fair value less cost to sell. For the periods ending June 30, 2022 and December 31, 2021, management determined that there was no impairment loss required to be recognized for the carrying value of long-lived assets.

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

Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to the results of operations in the period such determination is made. For the periods ended June 30, 2022 and 2021, management determined that there was no impairment loss required to be recognized in the carrying value of goodwill or other intangible assets. The Company selected December 31 as its annual testing date.

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

Related party transactions are recorded within operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the periods ended June 30, 2022 and 2021, refer to Note 15.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Nature of Our Services

Revenue is primarily derived from:

i.	Transportation Services: These services encompass both emergency response and non-emergency ambulance transport services. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

In the following table, revenue is disaggregated by as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary Geographical Markets
U.S.	$106,314,813	$59,946,797	$221,368,244	$107,308,709
U.K.	3,204,491	2,239,200	6,042,612	4,246,682
Total revenue	$109,519,304	$62,185,997	$227,410,856	$111,555,391

Major Segments/Service Lines
Transportation Services	$22,175,233	$28,936,421	$49,987,743	$47,740,979
Mobile Health	87,344,071	33,249,576	177,423,113	63,814,412
Total revenue	$109,519,304	$62,185,997	$227,410,856	$111,555,391

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

Earnings per Share

Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting periods. Potential dilutive common stock equivalents consist of the incremental common stock issuable upon exercise of warrants and the incremental shares issuable upon conversion of stock options. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation. On June 30, 2021, the Company excluded from its calculation 39,446 shares because their inclusion would have been anti-dilutive.

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Gain from on equity method investment” on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Loss from equity method investment” on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. On December 31, 2021 and June 30, 2022, DocGo owned 50% of NPA.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

 3. Property and Equipment, net

Property and equipment, net, as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Office equipment and furniture	$2,292,194	$1,977,808
Buildings	527,284	527,284
Land	37,800	37,800
Transportation equipment	14,027,121	13,772,251
Medical equipment	4,285,584	3,949,566
Leasehold improvements	603,073	616,446
	21,773,056	20,881,155
Less: Accumulated depreciation	(9,543,059)	(8,147,266)
Property and equipment, net	$12,229,997	$12,733,889

The Company recorded depreciation expense of $729,560 and $570,351 for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded depreciation expense of $1,441,438 and $1,099,192 for six months ended June 30, 2022 and 2021, respectively. The Company wrote off $45,645 of fully depreciated assets for the six months ended June 30, 2022.

4. Acquisition of Businesses

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

GMS Acquisition

On June 3, 2022, Holdings, entered into a Management Service Agreement (the “Agreement”) with Government Medical Services, LLC (“GMS”), a provider of medical services. On July 6, 2022 (the “Closing Date”), Holdings acquired GMS in exchange for $19 million in cash consideration. Holdings also agreed to pay GMS an additional $3 million upon GMS meeting certain performance conditions within a year of the Closing Date.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Century Acquisition

On August 13, 2019, Ambulnz-FMC North America LLC, a subsidiary of Holdings, acquired 100% of the outstanding shares of common stock of Century Ambulance Service, Inc. (“Century”). Century was in the business of providing ambulette transportation services in New York City, Nassau and Suffolk Counties in New York State as a Medicaid Common Carrier ambulette service.

The aggregate purchase price payable by Ambulnz FMC-North America LLC was $400,000, consisting of $200,000 paid upon entering into the agreement with the remaining $200,000 to be paid upon the transfer of relevant regulatory approvals including the licenses to operate in New York City, Nassau and Suffolk Counties in New York State. The purchase price was allocated to the licenses acquired to operate the acquired business in New York State. The remaining $209,474 purchase price payment was paid off on July 1, 2022.

5. Goodwill

The Company recorded goodwill in connection with its acquisitions. The changes in the carrying value of goodwill for the period ended June 30, 2022 are as noted in the tables below:

Carrying Value
Balance at December 31, 2021	$8,686,966
Goodwill acquired during the period	-
Balance at June 30, 2022	$8,686,966

6. Intangibles

Intangible assets consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$6,795	$(8,072)	$47,391
Computer software	5 years	$294,147	-	(248,416)	45,731
Operating licenses	Indefinite	$8,375,514	-	-	8,375,514
Internally developed software	4-5 years	$6,013,513	1,009,635	(5,076,383)	1,946,765
		$14,731,842	$1,016,430	$(5,332,871)	$10,415,401

	December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$19,275	$29,393	$(6,367)	$42,301
Computer software	5 years	132,816	161,331	(219,388)	74,759
Operating licenses	Indefinite	8,375,514	-	-	8,375,514
Internally developed software	4-5 years	2,146,501	3,867,012	(3,828,038)	2,185,475
		$10,674,106	$4,057,736	$(4,053,793)	$10,678,049

The Company recorded amortization expense of $645,715 and $457,960 for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded amortization expense of $1,279,078 and $879,984 for the six months ended June 30, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Future amortization expense at June 30, 2022 for the next five years and in the aggregate are as follow:

Amortization Expense
2022, remaining	$729,885
2023	822,295
2024	272,757
2025	180,535
2026	3,698
Thereafter	30,717
Total	$2,039,887

7. Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued bonus	$3,730,768	$7,260,456
Accrued lab fees	3,479,852	4,885,539
Accrued payroll	7,031,788	3,539,301
Medicare advance	-	975,415
FICA/Medicare liability	739,629	739,629
Accrued general expenses	6,787,508	3,497,418
Accrued subcontractors	8,041,022	9,564,833
Accrued fuel and maintenance	320,565	450,842
Accrued workers compensation	5,426,284	2,259,571
Other current liabilities	578,023	736,021
Accrued legal fees	2,438,884	1,143,629
Credit card payable	82,196	58,223
Total accrued liabilities	$38,656,519	$35,110,877

8. Line of Credit

On May 13, 2021, the Company entered into a revolving loan and security agreement with a bank (the “Lender”), with a maximum revolving advance amount of $12,000,000. Each Revolving Advance carried interest at a per annum rate equal to the Wall Street Journal Prime Rate, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed (“Contract Rate”). The revolving loan had a maturity date of May 12, 2022 (“Maturity Date”). This loan was secured by all assets of entities owned 100% by DocGo Inc. This loan was subject to certain financial covenants such as a Fixed Charge Coverage Ratio and Debt to Effective Tangible Net Worth, as defined in the agreement. The Company decided not to renew the agreement on the Maturity Date, therefore, the balance was $0 as of June 30, 2022.

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (5.5% at June 30, 2022), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement is subject to certain financial covenants such as an unused fee, whereas the Company shall pay to the subsidiary of one of its members an unused fee in the amount of 0.5% of the average daily amount by which the Revolving Commitment Amount ($12 million) exceeds the principal balance of the aggregate outstanding advances. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. As of December 31, 2021, the outstanding balance of the line of credit was zero. On January 26, 2022, the Company drew $1,000,000 to fund operations and meet short-term obligations. As of June 30, 2022, the outstanding balance of the line of credit was $1,000,000.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

9. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $60,499, inclusive of interest ranging from 2.5% through 7.5%. The notes mature at various times through 2051 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	June 30, 2022	December 31, 2021
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing between January 2022 and May 2051	$1,615,290	$1,903,288
Loan received pursuant to the Payroll Protection Program	-	-
Total notes payable	1,615,290	1,903,288
Less: current portion of notes payable	$566,426	$600,449
Total non-current portion of notes payable	$1,048,864	$1,302,839

Interest expense was $43,508 and $61,324 for the periods ended June 30, 2022 and December 31, 2021, respectively.

Future minimum annual maturities of notes payable as of June 30, 2022 are as follows:

Notes Payable
2022, remaining	270,596
2023	483,842
2024	320,070
2025	244,683
2026	146,099
Thereafter	150,000
Total maturities	$1,615,290
Current portion of notes payable	(566,426)
Long-term portion of notes payable	$1,048,864

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

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Total
Three Months Ended June 30, 2022
Revenues	$22,175,233	$87,344,071	$109,519,304
Income (loss) from operations	(19,493,937)	26,951,694	$7,457,757
Total assets	$198,330,033	$133,525,355	$331,855,388
Depreciation and amortization expense	$1,819,937	$217,834	$2,037,771
Stock compensation	$511,990	$1,487,629	$1,999,619
Long-lived assets	$28,216,054	$3,116,310	$31,332,364

Three Months Ended June 30, 2021
Revenues	$28,936,421	33,249,576	$62,185,997
Income (loss) from operations	(598,737)	857,496	258,759
Total assets	$94,500,701	$28,634,083	$123,134,784
Depreciation and amortization expense	$(1,756,843)	$(140,208)	$(1,897,051)
Stock compensation	$360,600	$9,400	$370,000
Long-lived assets	$25,939,839	$1,905,129	$27,844,968

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

	Transportation Services	Mobile Health Services	Total
Six Months Ended June 30, 2022
Revenues	$49,987,743	$177,423,113	$227,410,856
Income (loss) from operations	(28,822,314)	46,374,636	$17,552,322
Total assets	$198,330,033	$133,525,355	$331,855,388
Depreciation and amortization expense	$3,807,258	$431,534	$4,238,792
Stock compensation	$879,809	$2,542,747	$3,422,556
Long-lived assets	$28,216,054	$3,116,310	$31,332,364
Six Months Ended June 30, 2021
Revenues	$47,740,979	63,814,412	$111,555,391
Income (loss) from operations	(4,000,937)	2,385,739	(1,615,198)
Total assets	$94,500,701	$28,634,083	$123,134,784
Depreciation and amortization expense	$3,354,519	$140,208	$3,494,727
Stock compensation	$752,134	$9,400	$761,534
Long-lived assets	$25,939,839	$1,905,129	$27,844,968

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

The holders of the Series A preferred stock had preferential liquidation rights and rank senior to the holders of common stock. If a liquidation were to occur, the holders of the Series A preferred stock would have been paid an amount equal to $3,000 per share, subject to adjustment as defined in the articles of incorporation, plus all accrued and unpaid dividends thereon. After the payment of the Series A preferred stockholders, the common stockholders would have been paid out on a pro-rata basis.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

Prior to the reverse merger, on May 23, 2019, the Ambulnz, Inc amended and restated its articles of incorporation and the total authorized common stock increased to 154,503 shares, comprised of 78,000 shares of Class A common stock and 76,503 shares of Class B common stock. The Class A common stockholders had voting rights equivalent to one vote per share of common stock and the Class B common stockholders have no voting rights. Dividends may be paid to the common stockholders out of funds legally available, when declared by the board of directors.

Share Repurchase Program

On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second quarter of 2022, the Company repurchased 70,000 shares of its common stock for $498,000. These shares were subsequently cancelled. The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

Preacquisition Warrants

On February 15, 2018, the Company issued warrants to purchase 1,367 shares of Class B common stock at a purchase price of $0.01 per share to an investor in conjunction with a capital investment. The warrants had no expiration date. The fair value on the date of issuance was $5,400 per share, for a total fair value of $7,381,800. On May 23, 2019, the warrants were exchanged for warrants to purchase 2,461 shares of Series A preferred stock at a purchase price of $0.01 per share. The exchanged warrants have no expiration date, and had a fair value on the date of issuance of $3,000 per share for a total fair value of $7,383,000. These warrants were cashless exercised in November 2021 for 1,587,700 shares of common DocGo Inc. common stock.

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

12. Stock Based Compensation

Stock Options

In 2021, the Company established the DocGo Inc. Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc’s 2017 Equity Incentive Plan. The Company reserved 16,607,894 shares of common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2032 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On June 30, 2022, approximately 3.0 million employee stock options on a converted basis had vested.

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

The following assumptions were used to compute the fair value of the stock option grants during the period ended June 30, 2022 and 2021:

	Period Ended June 30, 2022
	2022	2021
Risk-free interest rate	0.71%	0.06%
Expected term (in years)	4	.5 - 2
Volatility	60%	65%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option activity under the Plan for the period ended June 30, 2022:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2021	8,422,972	$6.21	8.77	$24,706,020
Granted/ Vested during the year	2,028,281	4.67	9.24	-
Exercised during the year	(613,074)	1.88	6.57	-
Cancelled during the year	(417,876)	7.70	9.05	-
Balance as of June 30, 2022	9,420,303	6.52	8.55	$13,284,689
Options vested and exercisable at June 30, 2022	2,971,140	$5.76	7.42	$8,778,770

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the periods ended June 30, 2022 and December 31, 2021 was $7.15 and $2.80, respectively. On June 30, 2022 and December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $22,868,377 and $20,792,804, respectively, which the Company expects to recognize over a weighted-average period of approximately 3.58 years.

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

Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2021	50,192	$9.97
Granted	146,853	7.15
Vested as of June 30, 2022	(8,258)	9.97
Forfeited	-	-
Balance as of June 30, 2022	188,787	7.78
Vested and unissued at June 30, 2022	-
Non-vested at June 30, 2022	188,787	7.78

The total grant-date fair value of RSUs granted during the period ended June 30, 2022 was $1,049,999.

For the period ended June 30, 2022, the Company recorded stock-based compensation expense related to RSUs of $82,305.

As of June 30, 2022, the Company had $1,467,949 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Lease Costs

The table below comprise lease expenses for the periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Components of total lease cost:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$428,728	$446,564	$891,353	$937,939
Short-term lease expense	273,601	125,745	528,697	193,795
Total lease cost	$702,329	$572,309	$1,420,050	$1,131,734

Lease Position as of June 30, 2022

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$3,812,085	$4,195,682
Total lease assets	$3,812,085	$4,195,682

Liabilities
Current liabilities:
Lease liability - current portion	$1,421,036	$1,461,335
Noncurrent liabilities:
Lease liability, net of current portion	2,651,849	2,980,946
Total lease liability	$4,072,885	$4,442,281

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	3.97
Weighted average discount rate - operating leases	6.00%

Undiscounted Cash Flows

Future minimum lease payments under the operating leases at June 30, 2022 are as follows:

Operating Leases
2022, remaining	$891,985
2023	1,338,089
2024	897,548
2025	894,740
2026	483,775
2027 and thereafter	14,625
Total future minimum lease payments	4,520,762
Less effects of discounting	(447,877)
Present value of future minimum lease payments	$4,072,885

Operating lease expense was approximately $428,728 and $446,564 for the three months ended June 30, 2022 and 2021, respectively.

Operating lease expense was approximately $891,353 and $937,939 for the six months ended June 30, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

For the three months ended June 30, 2022, the Company made $428,728 of fixed cash payments related to operating leases and $851,307 related to finance leases.

For the three months ended June 30, 2021, the Company made $446,564 of fixed cash payments related to operating leases and $652,891 related to finance leases.

For the six months ended June 30, 2022, the Company made $891,353 of fixed cash payments related to operating leases and $1,473,882 related to finance leases.

For the six months ended June 30, 2021, the Company made $937,939 of fixed cash payments related to operating leases and $1,254,392 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $7,931,349 and $10,139,410 as of June 30, 2022 and December 31, 2021, respectively. This includes accumulated depreciation expense of $8,837,761 and $7,095,242 as of June 30, 2022 and December 31, 2021, respectively.

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $662,495 and $710,645 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $1,518,276 and $1,357,457 for the six months ended June 30, 2022 and 2021, respectively.

Gain on Lease Remeasurement

In June 2022, the Company reassessed its finance lease estimates relating to vehicle milage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases which resulted in a gain of $1.4 million recorded as gains from lease accounting on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Lease Payments

The table below presents lease payments for the periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Components of total lease payment:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease payment	$851,307	$652,891	$1,473,882	$1,254,392
Short-term lease payment	-	-		-
Total lease payments	$851,307	$652,891	$1,473,882	$1,254,392

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Lease Position as of June 30, 2022

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$8,408,399	$9,307,113
Total lease assets	$8,408,399	$9,307,113

Liabilities
Current liabilities:
Lease liability - current portion	$2,655,037	$3,271,990
Noncurrent liabilities:
Lease liability, net of current portion	5,276,312	6,867,420
Total lease liability	$7,931,349	$10,139,410

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2022:

Weighted average remaining lease term (in years) - finance leases	4.14
Weighted average discount rate - finance leases	6.01%

Undiscounted Cash Flows

Future minimum lease payments under the finance leases at June 30, 2022 are as follows:

Finance Leases
2022, remaining	1,634,535
2023	2,660,174
2024	1,930,614
2025	1,628,715
2026	826,735
2027 and thereafter	133,586
Total future minimum lease payments	8,814,359
Less effects of discounting	(883,010)
Present value of future minimum lease payments	$7,931,349

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

14. Other Income

As of June 30, 2022, the Company recognized other income of $11,387, net of $19,660 from realized foreign exchange loss offset by rental income of $31,047.

15. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

Ely D. Tendler Strategic & Legal Services PLLC provides commission services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by the General Counsel of the Company, and therefore is a related party. The Company made commission payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $234,255 and $127,093 for the three months ended June 30, 2022 and 2021, respectively, and $443,408 and $290,218 for the six months ended June 30, 2022 and 2021, respectively.

Included in accounts payable were $99,585 and $85,133 due to this related party as of June 30, 2022 and December 31, 2021, respectively.

16. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income tax (expense) benefit for the three months ended June 30, 2022 and 2021 were $(321,660) and $1,107, respectively, and $(761,839) and $(8,923) for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 4.14% and 1.10% for the three months ended June 30, 2022 and 2021, respectively, and 4.30% and 0.47% for the six months ended June 30, 2022 and 2021, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

17. 401(K) Plan

The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of June 30, 2022.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

As of June 30, 2022 and December 31, 2021, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement, under the terms of a memorandum of understanding, of various class-based claims, both actual and potential, under Federal and California state law, as described in detail below. The settlement is subject to court approval.

Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. al. v. Ambulnz Health, LLC (the “Consolidated Compliant”), another lawsuit filed in the Los Angeles Superior Court.  On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1 million payment by Ambulnz Health, inclusive of administrative costs and fees. The parties are working on preparing all documents to obtain court approval of their settlement and anticipate obtaining preliminary approval of their settlement in the near future, subject to Court calendars and pandemic related backlogs.

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

The spread of COVID-19 and the related country-wide shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises of non-emergency medical transportation, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) the number of permitted attendees. Both ambulance transports and event-related revenues have since recovered to pre-COVID levels or higher.

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

Medicare Accelerated Payments

Medicare accelerated payments of approximately $2,397,024 were received by the Company in April 2020. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. There were no Medicare accelerated payments reflected within accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2022, compared to $975,415 as of December 31, 2021. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above.

20. Subsequent Events

On July 6, 2022, Holdings acquired Government Medical Services, LLC (“GMS”) in exchange for $19 million in cash. GMS is engaged in the business of providing licensed healthcare clinicians.

On July 13, 2022, the Company acquired Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $6.4 million in cash. Exceptional is in the business of providing medical transportation services.

On July 20, 2022, Ambulnz Community Partners LTD, a subsidiary of the Company located in United Kingdom, entered into a financing agreement to acquire six ambulances. The total purchase price was approximately £0.6 million GBP (approximately $0.7 million), payable in 60 monthly installment payments starting on August 26, 2022.

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

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s Condensed Consolidated Financial Statements or in the associated notes. Certain other amounts that appear in this section may similarly not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Additional information regarding the risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in DocGo’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “2021 Form 10-K”), and may be updated in this and other subsequent Quarterly Reports on Form 10-Q. Forward-looking statements are not guarantees of future performance and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Overview

DocGo, which was originally incorporated in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the U.S. and the U.K.

The Company derives revenue primarily from its two operating segments: Transportation Services and Mobile Health services.

●	Transportation Services: The services offered by this segment encompass both emergency response and non-emergency ambulance transport services. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third-party payors and healthcare facilities.

●	Mobile Health Services: The services offered by this segment include services performed at home and offices, COVID-19 testing, and event services which include on-site healthcare support at sporting events and concerts.

See Note 10, “Business Segment Information” to the Condensed Consolidated Financial Statements for additional information regarding DocGo’s segments.

For the three months ended June 30, 2022, the Company recorded net income of $11.8 million, compared to net income of $0.1 million in the three months ended June 30, 2021.

For the six months ended June 30, 2022, the Company recorded net income of $21.1 million, compared to a net loss of $1.9 million in the six months ended June 30, 2021.

COVID-19

The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on our business. In the ambulance transportation business, which comprises of, non-emergency medical transport, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other non-emergency surgical procedures were postponed. In addition, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) number of permitted attendees. Both ambulance transports and event-related revenues have since recovered to pre-COVID levels or higher.

There are two areas where the Company experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue that partially offset some of the lost non-emergency transport revenues. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company expanded its operations to include Rapid Reliable Testing (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health business segment. Mobile Health generated approximately $87.3 and $177.4 million in revenue in the three and six months ended June 30, 2022, respectively, as compared to $33.2 and $63.9 million in the three and six months ended June 30, 2021, respectively.

During 2020 and the early part of 2021, the Company continued to operate with several back-office employees working remotely. To date, the Company has not witnessed any degradation in productivity from these employees, the large majority of whom have now returned to their respective offices, and our operations have proceeded without major interruption. By early 2021, nearly all remote employees had returned to work in their respective offices and other locations. DocGo also utilized several government programs in 2020 related to the pandemic, receiving approximately $1.0 million in payments through the Public Health and Social Services Emergency Fund authorized under the Coronavirus Aid, Relief and Economic Security Act and related legislation as well as various state and local programs, net of amounts that will be repaid. DocGo also received accelerated Medicare payments of approximately $2.4 million that were repaid in 2022.

While it is very difficult to accurately predict the future direction of the effects of the COVID-19 pandemic, and the related impact on medical transportation levels, the revenue from the Transportation Services segment during 2021 exceeded that of 2020 by approximately 33%. Since the beginning of 2021, trip volumes in most of our markets have started to return to more normal historical levels, and this trend has continued into 2022 The Company generated, during 2021, COVID-19 testing revenue, included in its Mobile Health services segment, above the levels projected, and this persisted in the second quarter of 2022. Given the nature of the Company’s contracts with most of its customers, which include multiple procedures for which the Company is paid per hours worked, per vehicles and related equipment utilized and on a per-procedure basis, it is difficult to determine the revenues that are attributable to COVID-19 testing. However, the Company estimates that COVID-19 testing revenue in the three and six months ended June 30, 2022 amounted to approximately $28 million and $66 million, respectively. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues, have accelerated the diversification in the Company’s business by more rapid expansion of the Mobile Health segment.

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

Acquisitions

Historically, DocGo has pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. DocGo did not complete any acquisitions during the six months ended June 30, 2022. During the 12 months ended December 31, 2021, DocGo completed one acquisition, for a purchase price of $2.3 million, which contributed approximately $0.3 million to 2021 revenues.

On July 6, 2022, the Company acquired Government Medical Services, LLC (“GMS”) in exchange for $19 million in cash. GMS was engaged in the business of providing licensed healthcare clinicians. We believe this acquisition will allow us to increase our presence in that market. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the asset acquired and liabilities assumed by the end of the third quarter of 2022.

On July 13, 2022, the Company acquired Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $6.4 million in cash. Exceptional was in the business of providing medical transportation services. We believe this acquisition will allow us to increase our presence in that market. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2022.

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

Trip Volumes and Average Trip Price

A “trip” is defined as an instance where the Company completes the transportation of a patient to a specific destination, for which we are able to charge a fee. This metric does not include instances where a trip is ordered and subsequently either canceled (by the customer) or declined (by the Company). As trip volume represents the most basic unit of transportation service provided by the Company, it is the best measure of the level of demand for the Company’s Transportation Services and is used by management to monitor and manage the scale of the business.

The average trip price is calculated by dividing the aggregate revenue from completed transports (“trips”) by the total number of transports and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services.

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

Inflation

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. These data are reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0% area through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the first half of 2022, reaching approximately 9.1% in June 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to the second half 2022, we anticipate a moderation of the inflation rate when compared to the first half of the year but expect that inflation will remain above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates in 2022, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

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

Legal and Regulatory Expenses

Legal and regulatory expenses include legal fees, consulting fees related to healthcare compliance, claims processing fees and legal settlements.

Technology and Development Expenses

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

Sales, Advertising and Marketing Expenses

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

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change	Change
$ in Millions	2022	2021	$	%
Revenue, net	$109.5	$62.2	$47.3	76%

Cost of revenues	70.2	41.0	29.2	71%
Operating expenses:
General and administrative	24.6	16.0	8.6	54%
Depreciation and amortization	2.0	1.9	0.1	5%
Legal and regulatory	3.1	1.2	1.9	158%
Technology and development	1.1	0.7	0.5	57%
Sales, advertising and marketing	1.0	1.2	(0.2)	(17)%
Total expenses	102.0	61.9	40.1	65%
Income (loss) from operations	7.5	0.3

Other income (expenses):
Interest income (expense), net	0.1	(0.1)	0.2	(200)%
Gain on remeasurement of warrant liabilities	3.0	-	3.0
Gain (loss) on initial equity method investments	0.1	-	0.1
Gain on remeasurement of finance leases	1.4	-	1.4
Loss on disposal of fixed assets	-	-	0.0
Other income (loss)	0.0	-	0.0
Total other income (expense)	4.6	(0.2)	4.8	(2,400)%

Net income (loss) before income tax benefit (expense)	12.1	0.1
Income tax expense	(0.3)	-	(0.3)
Net income (loss)	11.8	0.1
Net loss attributable to noncontrolling interests	(1.0)	1.7	(2.7)	(156)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$12.8	$(1.6)

Consolidated

For the three months ended June 30, 2022, total revenues were $109.5 million, an increase of $47.3 million, or 76%, from the total revenues recorded in the three months ended June 30, 2021.

Transportation Services

For the three months ended June 30, 2022, Transportation Services revenue totaled $22.2 million and decreased by $6.7 million, or 23%, as compared with the three months ended June 30, 2021. The decrease in total transportation services revenue reflected a decline in project-based “standby” revenue, as these projects, which involved emergency deployments for different municipal entities and which began during the first half of 2021, gradually wound down during the second half of 2021. Emergency deployment revenue amounted to $2.0 million in the three months ended June 30, 2022, compared to $10.2 million in the same period in 2021. Excluding these revenues from both periods, core Transportation Services revenue increased by approximately 8% during the three months ended June 30, 2022, when compared with the three months ended June 30, 2021. This increase was due to increases in both transportation trip volumes and the average price per trip. Volumes increased by approximately 5%, from 45,592 trips for the three months ended June 30, 2021, to 47,673 trips for the three months ended June 30, 2022. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets and entry into new markets in 2021 and early 2022. Our average trip price increased from $305 in the three months ended June 30, 2021, to $360 in the three months ended June 30, 2022. The increase in the average trip price in 2022 reflected a shift in mix toward higher-priced transports, as well as a shift in the customer (payer) mix towards higher-priced transports. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports. Transportation Services revenues were also driven higher in the second quarter of 2022 by a $0.4 million increase in revenues generated from programs under which the Company is paid a daily or hourly rate for the use of a fully staffed and equipped ambulance. These services do not factor in the trip counts or average trip prices mentioned above.

Mobile Health

For the three months ended June 30, 2022, Mobile Health revenue totaled $87.3 million, an increase of $54.1 million, or 163%, as compared with the three months ended June 30, 2021. This significant increase was mainly due to the expansion of the services offered by this segment, particularly with respect to COVID-19 related testing and vaccination and other healthcare services revenues included in the Mobile Health segment. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base, primarily in the municipal and cruise line customer segments, and its geographic reach, while extending several large customer contracts and introducing a broader range of services.

Cost of Revenue

For the three months ended June 30, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 71%, as compared to the three months ended June 30, 2021, while revenue increased by approximately 76%. Cost of revenue as a percentage of revenue decreased to 64.1% in the second quarter of 2022 from 66.0% in the second quarter of 2021.

In absolute dollar terms, total cost of revenue in the three months ended June 30, 2022 increased by $29.2 million, compared to the same period in 2021. This was primarily attributable to a $17.7 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health segments; a $9.0 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, temporarily causing the Company to rely increasingly on subcontracted labor; a $1.9 million increase in medical supplies, due to the purchase of COVID-19 test kits and the need for increased personal protective equipment (“PPE”) and related supplies, a $1.7 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs, as well as costs incurred to rent vehicles to provide Mobile Health services; a $2.4 million increase in travel costs, relating to field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services; a $0.4 million increase in facilities and related costs; and an approximately $1.1 million in increases across a variety of other cost of revenue categories relating to the Company’s increased scale and geographic presence. These items were partially offset by a $5.0 million decrease in lab fees related to COVID-19 testing activity, reflecting lower per-test lab fees and a shift toward rapid tests.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2022 amounted to $17.7 million, up $0.4 million, or 2.3%, from the three months ended June 30, 2021. Cost of revenues as a percentage of revenues increased to 80% from 60% in prior year quarter, due to the decline in higher-margin, project-based standby revenue, combined with the impact of higher hourly wages in certain markets and increased overtime for field employees, and increased fuel costs, as described above.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2022 amounted to $52.5 million up 120% from $23.9 million in the three months ended June 30, 2021. Cost of revenues as a percentage of revenues decreased to 60.1% from 72.0%, due to the increase in revenues, lower average per-test lab fees and the continued shift away from higher-cost subcontracted labor toward Company personnel in the first half of 2022, which outweighed significant increases in medical and general supply costs, as described above.

Operating Expenses

For the three months ended June 30, 2022, the Company recorded $31.8 million of operating expenses compared to $20.9 million for the three months ended June 30, 2021, an increase of 52%. As a percentage of revenue, operating expenses declined from 33.6% in the second quarter of 2021 to 29.0% in the second quarter of 2022, due primarily to the significant increase in overall revenues described above, coupled with the semi-fixed nature of the cost of corporate infrastructure. The increase of $10.9 million related primarily to a $5.3 million increase in payroll due to investments in and expansion of corporate infrastructure to support revenue growth; a $2.8 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation, directors and officers’ insurance and SEC filing-related costs; a $0.9 increase in subcontractor costs, reflecting the Company’s increasing administrative needs; a $0.1 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization; a $0.3 million increase in office-related expenses, due to the Company’s ongoing growth and geographic expansion; a $0.3 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $0.1 million increase in bad debt expense; and a $1.1 million increase across various other operating expense categories, driven primarily by the Company’s ongoing growth.

For the Transportation Services segment, operating expenses in the three months ended June 30, 2022 were $23.9 million, up $12.0 million, or 101%, from the three months ended June 30, 2021. Operating expenses as a percentage of revenues increased to 107.7% from 41.2% for the three months ended June 30, 2021, due primarily to a significant increase in corporate infrastructure, all of which is allocated to the Transportation Services segment. The increased operating expenses, in dollar terms, in the three and six months ended June 30, 2022, primarily reflected higher costs for payroll, travel and entertainment, professional fees and depreciation, as described above.

For the Mobile Health segment, operating expenses in the three months ended June 30, 2022 were $7.9 million, down 6.0% from operating expenses of $8.4 million in the three months ended June 30, 2021. Operating expenses as a percentage of revenues decreased to 9.1% from 25.3% in the second quarter of 2021, reflecting the rapid rate of increase in Mobile Health revenues. Significant expenditures were made in both periods in the expansion of services and geographic areas of operation, as well as the buildout of the Mobile Health management infrastructure. The prior year’s quarter featured significant start-up costs for projects that began to generate revenues during the second half of 2021 and into 2022.

Interest Income/(Expense), Net

For the three months ended June 30, 2022, the Company recorded $98,276 of net interest income compared to $130,129 of net interest expense in the three months ended June 30, 2021. This was due to a significantly higher amount of interest earned in the second quarter of 2022, resulting from an increase in the Company’s cash balances in income-bearing accounts, coupled with higher rates of interest earned on balances in these accounts.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the three months ended June 30, 2022, the Company recorded a gain of approximately $3.0 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this gain reflected the decline in DocGo’s stock price relative to the beginning of the period. No gain or loss was recorded in relation to the remeasurement of warrant liabilities in the same period in 2021.

Gain/(Loss) on Equity Method Investment

During the three months ended June 30, 2022, the Company recorded a gain of $89,810, representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the second half of 2021, and as such, no gain or loss was recorded in relation to an equity method investment in the same period in 2021.

Gain/(loss) from Remeasurement of Finance Leases

During the three months ended June 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases. No such gain or loss was recorded in the same period in 2021.

Income Tax (Expense)/Benefit

During the three months ended June 30, 2022, the Company recorded income tax expense of $321,660, compared to an income tax benefit of $1,107 in the three months ended June 30, 2021. The increase in income tax expense resulted from the higher level of pretax income as well as state income taxes in jurisdictions the Company entered during the past year.

Noncontrolling Interest

For the three months ended June 30, 2022, the Company had a net loss attributable to noncontrolling interest of approximately $1.0 million, compared to a net gain attributable to noncontrolling interest of $1.7 million for the three months ended June 30, 2021. The loss reflected ongoing investments in new markets that were entered into during 2021 and the first quarter of 2022.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change	Change
$ in Millions	2022	2021	$	%
Revenue, net	$227.4	$111.6	$115.8	104%

Cost of revenues	148.2	76.9	71.3	93%
Operating expenses:
General and administrative	48.5	27.8	20.6	74%
Depreciation and amortization	4.2	3.5	0.7	20%
Legal and regulatory	4.4	1.8	2.6	144%
Technology and development	2.3	1.1	1.2	109%
Sales, advertising and marketing	2.3	2.0	0.3	15%
Total expenses	209.9	113.2	96.7	86%
Income (loss) from operations	17.5	(1.6)

Other income (expenses):
Interest income (expense), net	-	(0.2)	0.2	(100)%
Gain on remeasurement of warrant liabilities	3.0	-	3.0
Gain (loss) on initial equity method investments	-	-	-
Gain on remeasurement of finance leases	1.4	-	1.4
Loss on disposal of fixed assets	-	-	-
Other income (loss)	-	-	-
Total other income (expense)	4.4	(0.2)	4.6	(2,300)%

Net income (loss) before income tax benefit (expense)	21.9	(1.9)
Income tax expense	(0.8)	-	(0.8)
Net income (loss)	21.1	(1.9)
Net loss attributable to noncontrolling interests	(2.2)	1.4	(3.6)	(257)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$23.3	$(3.3)

Consolidated

For the six months ended June 30, 2022, total revenues were $227.4 million, an increase of $115.8 million, or 104%, from the total revenues recorded in the six months ended June 30, 2021.

Transportation Services

For the six months ended June 30, 2022, Transportation Services revenue totaled $50.0 million, an increase of $2.3 million, or 4.8%, as compared with the six months ended June 30, 2021. This increase was due to a rise in both transportation trip volumes and the average price per trip. Volumes increased by approximately 5%, from 91,604 trips for the six months ended June 30, 2021, to 96,260 trips for the six months ended June 30, 2022. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets and entry into new markets in 2021 and early 2022. Average trip price increased from $294 in the six months ended June 30, 2021, to $357 the six months ended June 30, 2022. The increase in the average trip price in the 2022 period was due to a shift in mix toward higher-priced transports, as well as a shift in the customer (payer) mix towards higher-priced transports. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports. The increase in trip-based Transportation Services revenues were largely offset by a decline in project-based “standby” revenue, as these projects, which involved emergency deployments for different municipal entities and which began during the first half of 2021, gradually wound down during the second quarter of 2022. Emergency deployment revenue amounted to $10.3 million in the six months ended June 30, 2022, compared to $12.3 million in the first six months of 2021. Excluding these revenues from both periods, core Transportation Services revenue increased by approximately 12.1% in the six months ended June 30, 2022, when compared with the six months ended June 30, 2021. Transportation Services revenues were also driven higher in the first six months of 2022 by a $1.5 million increase in revenues generated from programs under which the Company is paid a daily or hourly rate for the use of a fully staffed and equipped ambulance. These services do not factor in the trip counts or average trip prices mentioned above.

Mobile Health

For the six months ended June 30, 2022, Mobile Health revenue totaled $177.4 million, an increase of $113.5 million, or 178%, as compared with the six months ended June 30, 2021. This significant increase was mainly due to the expansion of the services offered by this segment, particularly with respect to COVID-19 related testing and vaccination and other healthcare services revenues included in the Mobile Health segment. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.

Cost of Revenue

For the six months ended June 30, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 93% as compared to the six months ended June 30, 2021, while revenue increased by approximately 104%. Cost of revenue as a percentage of revenue decreased to 65.2% in the first six months of 2022 from 68.9% in the first six months of 2021.

In absolute dollar terms, total cost of revenue in the six months ended June 30, 2022 increased by $71.3 million from the prior year period. This was primarily attributable to an $29.8 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments; a $31.6 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, temporarily causing the Company to rely increasingly on subcontracted labor; a $8.4 million increase in medical supplies, due to the purchase of COVID-19 test kits and the need for increased PPE and related supplies, and the increased cost thereof as a result of increased demand during the pandemic; a $4.8 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs; a $0.6 million increase in facilities and related expenses, due to the Company’s geographic expansion; a $0.2 million increase in communications costs, driven by the increased number of Company employees operating in the field; a $2.4 million increase in travel expenses, relating to field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services; a $2.3 million increase in insurance expenses, reflecting an increase in loss reserves, commensurate with the increase in the Company’s business, headcount and vehicle fleet; and an increase of $0.6 million distributed among a variety of other cost of revenue items. These items were partially offset by a $9.4 million decrease in lab fees related to COVID-19 testing activity, reflecting lower per-test lab fees, and a shift toward rapid tests.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2022 amounted to $ 39.2 million, up $7.2 million, or 22.5%, from the six months ended June 30, 2021. Cost of revenues as a percentage of revenues increased to 78.4% in the first six months of 2022 from 67.1% in the prior year period, due to the decline in higher-margin, project-based standby revenue, combined with the impact of higher hourly wages in certain markets and increased overtime for field employees, and increased fuel costs, as described above.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2022 amounted to $109.0 million, up 142%, from $ 45.1 million in the six months ended June 30, 2021. Cost of revenues as a percentage of revenues decreased to 61.4% from 70.6%, due to the increase in revenues, lower average per-test lab fees and the increased number of higher-margin, hourly-based programs in the first half of 2022, which outweighed the increased use of higher cost subcontracted labor and significant increases in medical and general supply costs, as described above.

Operating Expenses

For the six months ended June 30, 2022, the Company recorded $61.7 million of operating expenses compared to $36.3 million for the six months ended June 30, 2021, an increase of 70.0%. As a percentage of revenue, operating expenses decreased from 32.5% in the first six months of 2021 to 27.1% in the first six months 2022, due primarily to the significant increase in overall revenues described above, coupled with the semi-fixed nature of the cost of corporate infrastructure. The increase of $25.3 million related primarily to a $15.2 million increase in payroll due to investments in and expansion of corporate infrastructure to support the revenue growth; a $0.4 million increase in travel and entertainment expenses, reflecting both the growth of the overall employee base, as well as increased business development related activities for both the Transportation Services and Mobile Health segments; a $0.7 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization; a $3.9 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation, directors and officers’ insurance and SEC filing-related costs; a $0.9 million increase in office-related expenses, owing to the Company’s ongoing growth and geographic expansion; a $0.9 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $0.3 million increase in marketing expenses, primarily owing to the ongoing expansion of Mobile Health services; a $0.6 million increase in bad debt expense, in line with the increase in overall revenues during the period; a $1.1 million increase in subcontractor expenses, in line with the expanding administrative needs of the Company; and approximately $1.3 million in other increases spread across a variety of other operating expense lines.

For the Transportation Services segment, operating expenses in the six months ended June 30, 2022 were $39.6 million, up $19.1 million, or 92.6%, from the six months ended June 30, 2021. Operating expenses as a percentage of revenues increased to 79.1% from 43.1% for the six months ended June 30, 2021, despite the increase in Transportation Services revenues, due to a significant increase in corporate infrastructure, all of which is allocated to the Transportation Services segment. The increased operating expenses, in dollar terms, in the six months ended June 30, 2022 primarily reflected higher costs for payroll, travel and entertainment, professional fees and depreciation, as described above.

For the Mobile Health segment, operating expenses in the six months ended June 30, 2022 were $22.1 million, up 42.5%, from operating expenses of $15.5 million in the six months ended June 30, 2021. Operating expenses as a percentage of revenues decreased to 12.4% from 24.2% in the first half of 2021, despite significant expenditures made in the expansion of services and geographic areas of operation, as well as the buildout of the Mobile Health management infrastructure throughout 2021 and the early part of 2022, due to the faster rate of increase in Mobile Health revenues. The increased operating expenses, in dollar terms, in 2021 were primarily driven by higher costs for payroll, subcontracted labor costs, travel and entertainment, marketing and IT infrastructure, and facilities costs, as described above. The six months ended June 30, 2021 featured significant start-up costs for projects that began to generate revenues during the second half of 2021 and into 2022.

Interest Income/(Expense), Net

For the six months ended June 30, 2022, the Company recorded $37,330 of net interest expense compared to $245,138 of net interest expense in the six months ended June 30, 2021. The decline in net interest expense was due to a significantly higher amount of interest earned in the first six months of 2022, resulting from an increase in the Company’s cash balances in income-bearing accounts, coupled with higher rates of interest earned on balances in these accounts. This was partially offset by an increase in payments made for leased vehicles, as the Company’s fleet expanded.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the six months ended June 30, 2022, the Company recorded a gain of approximately $3.0 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this gain was due to the decline in DocGo’s stock price relative to the beginning of the period. No gain or loss was recorded in relation to the remeasurement of warrant liabilities in the prior year period.

Gain/(loss) from Remeasurement of Finance Leases

During the six months ended June 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases. No such gain or loss was recorded in the prior year period.

Income Tax (Expense)/Benefit

During the six months ended June 30, 2022, the Company recorded income tax expense of $761,839, compared to an income tax expense of $8,923 in the six months ended June 30, 2021. The increase in income tax expense resulted from the higher level of pretax income as well as state income taxes in jurisdictions the Company entered during the past year.

Noncontrolling Interest

For the six months ended June 30, 2022, the Company had net loss attributable to noncontrolling interest of approximately $ 2.2 million, compared to a net gain attributable to noncontrolling interest of $1.4 million for the six months ended June 30, 2021. The loss in the first six months of 2022 reflected ongoing investments in new markets that were entered into during 2021 and early 2022.

Liquidity and Capital Resources

Since inception, DocGo has completed three equity financing transactions that served as the Company’s principal source of liquidity, with minimal debt incurred. Generally, the Company utilized equity raised to finance operations during its development phase, investments in assets, ambulance operating licenses and funding working capital. The Company has also funded these activities through operating cashflows. In November 2021, upon the completion of the merger between Motion Acquisition Corp. and Ambulnz, Inc., the Company received proceeds of approximately $158.1 million, net of transaction expenses. Although the Company generated positive net income in the three and six months ended June 30, 2022, operating cash flows may not be sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers frequently results in the Company using existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and rate of growth in existing and into new markets. The cost of ongoing technology development is another factor that is considered. Capital requirements might also be affected by factors which the Company cannot control, such as interest rates, and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 on the economy and operations evolves, the Company will continuously assess its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need or choose to raise additional capital through debt or equity financings.

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and an available line of credit (as discussed in Note 8, “Line of Credit” to the Condensed Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Comparison as of June 30, 2022 and 2021

	As of June 30,		Change	Change
$ in Millions	2022	2021	$	%
Working capital
Current assets	$275.7	$77.7	$198.0	255%
Current liabilities	57.9	46.7	11.2	24%
Total working capital	$217.8	$31.0	$186.8	603%

As of June 30, 2022, available cash totaled $198.1 million, which represented an increase of $165.0 million as compared to June 30, 2021, reflecting the receipt of the proceeds from the merger described above, as well as positive cash flow. As of June 30, 2022, working capital amounted to $217.8 million, which represented an increase of $186.8 million as compared to June 30, 2021, primarily reflecting the increased cash balance. Increased accounts receivable, reflecting the growth of the business in the second half of 2021 and the first half of 2022, were partially offset by increases in current liabilities, which reflected the growth of the business and resulted from extended payment terms from vendors.

Cash Flows

Six months ended June 30, 2022 and 2021

	As of June 30,		Change	Change
$ in Millions	2022	2021	$	%
Cash flow summary
Net cash provided by/(used in) operating activities	$30.2	$(1.1)	$31.3	2845%
Net cash provided by/(used in) investing activities	(2.0)	(3.7)	1.7	46%
Net cash provided by/(used in) financing activities	1.1	7.1	(6.0)	(85)%
Effect of exchange rate changes	-	0.1	(0.1)	(100)%
Net (decrease) increase in cash	$29.3	$2.4	$26.9	1121%

Operating Activities

During the six months ended June 30, 2022, operating activities provided $30.2 million of cash, aided by net income of $21.1 million. Non-cash charges amounted to $5.1 million and included $3.0 million in depreciation of property and equipment and right-of-use assets, $1.3 million from amortization of intangible assets, $1.8 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $3.4 million of stock compensation expense. These were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities and $3.0 million from the remeasurement of warrant liabilities. Changes in assets and liabilities resulted in approximately $3.9 million in additional operating cash flow, as a $4.3 million decrease in accounts receivable, a $2.1 million decrease in other assets and a $3.6 million increase in accrued liabilities outweighed the effect of a $3.2 million increase in prepaid expenses and a $2.9 million decline in accounts payable. Operating cash flow in the first half of 2022 was aided by collections of large accounts receivable from invoices generated in the fourth quarter of 2021.

During the six months ended June 30, 2021, operating activities used $1.1 million of cash and primarily resulted from a net loss of $1.9 million and changes in assets and liabilities, which were partially offset by non-cash charges of $5.5 million. The non-cash items included $1.2 million of bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $2.6 million resulting from the depreciation of property and equipment and right-of-use assets, $0.9 million from amortization of intangible assets, and $0.8 million of stock compensation expense. Changes in assets and liabilities resulted in approximately $4.8 million in negative operating cash flow and were primarily driven by a $17.4 million increase in accounts receivable and a $2.4 million increase in prepaid expenses and other current assets, which were partially offset by a $2.8 million increase in accounts payable and a $12.2 million increase in accrued expenses.

Investing Activities

During the six months ended June 30, 2022, investing activities used $2.0 million of cash and consisted of the acquisition of property and equipment totaling approximately $1.0 million and the acquisition of intangibles in the amount of $1.0 million to support the ongoing growth of the business.

During the six months ended June 30, 2021, investing activities used $3.6 million of cash and primarily consisted of the acquisition of property and equipment totaling $2.6 million and the acquisition of intangibles in the amount of $1.0 million to support growth of new transportation and mobile health markets.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $1.1 million of cash, due to $1.0 million in proceeds from one of the Company’s subsidiary’s revolving credit line, $2.1 million in non-controlling interest contributions and $0.7 million in proceeds from the exercise of stock options, which were partly offset by $1.4 million in payments on obligations under the terms of finance leases, $0.3 million in repayments of notes payable, a reduction of $0.9 million in amounts due to seller and $0.1 million in equity costs.

During the six months ended June 30, 2021, financing activities provided $7.1 million of cash, including $8.0 million in proceeds from the Company’s revolving credit line and $0.3 million in non-controlling interest contributions. These were partially offset by $0.9 million in payments on obligations under the terms of finance leases and $0.3 in repayments of notes payable.

Future minimum annual maturities of notes payable as of the six months ended June 30, 2022 are as follows:

Notes Payable
2022, remaining	0.3
2023	0.5
2024	0.3
2025	0.2
2026	0.1
Thereafter	0.2
Total maturities	$1.6
Current portion of notes payable	(0.6)
Long-term portion of notes payable	$1.0

Future minimum lease payments under operating leases as of the six months ended June 30, 2022, and for the following five fiscal years and thereafter are as follows:

Operating Leases
2022, remaining	$0.9
2023	1.3
2024	0.9
2025	0.9
2026	0.5
2027 and thereafter	0.0
Total future minimum lease payments	4.5
Less effects of discounting	(0.4)
Present value of future minimum lease payments	$4.1

Future minimum lease payments under finance leases as of the six months ended June 30, 2022, and for the following five fiscal years and thereafter are as follows:

Finance Leases
2022, remaining	$1.6
2023	2.7
2024	1.9
2025	1.6
2026	0.8
2027 and thereafter	0.1
Total future minimum lease payments	8.8
Less effects of discounting	(0.9)
Present value of future minimum lease payments	$7.9

Share Repurchases

On May 24, 2022, the Board approved a share repurchase program to purchase up to $40 million of the Company’s common stock (the “Program”). The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of June 30, 2022, $39.5 million remained available for share repurchases pursuant to the Program.

The following table shows the share repurchase activity for the three months ended June 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
April 1 through 30, 2022	-	$-	-
May 1 through 31, 2022	30,000	$6.96	30,000
June 1 through 30, 2022	40,000	$7.23	40,000
Total	70,000	$7.10	70,000

Critical Accounting Estimates

For a discussion of our critical accounting policies, refer to the section entitled “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the 2021 Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K, other than the inflation rate risk and share repurchase risk discussed below.

Inflation Rate Risk

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. These data are reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0% range through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the second quarter of 2022, reaching approximately 9.1% in June 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has compressed gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to the rest of 2022, we anticipate a moderation of the inflation rate when compared to the first quarter of the year but expect that inflation will remain above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates in 2022, gross margins could be below plan.

Share Repurchase Program Risk

We have adopted a share repurchase program to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our share repurchase program could cause the market price for our common stock to decline.

Although our Board has authorized the share repurchase program, any determination to execute our share repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors, as well as our Board’s continuing determination that the repurchase program is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the repurchase program. Our share repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to share repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.

We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current share repurchase program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2022, the Board approved a share repurchase program to purchase up to $40 million of the Company’s common stock (the “Program”). The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of June 30, 2022, $39.5 million remained available for share repurchases pursuant to the Program.

The following table shows the share repurchase activity for the three months ended June 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2022	-	$-	-	$40,000,000
May 1 through 31, 2022	30,000	$6.96	30,000	$39,791,200
June 1 through 30, 2022	40,000	$7.23	40,000	$39,502,000
Total	70,000	$7.10	70,000	$39,502,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: August 9, 2022	By:	/s/ Andre Oberholzer
Andre Oberholzer
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)