Form 10-Q
period 2022-09-30
DocGo Inc.
filed 2022-11-08
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, 102,826,671 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	4-5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6-7

Notes to Unaudited Condensed Consolidated Financial Statements	8-35

DocGo Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2022	2021
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$169,598,749	$175,537,221
Accounts receivable, net of allowance of $7,376,957 and $7,377,389 as of September 30, 2022 and December 31, 2021, respectively	79,999,764	78,383,614
Prepaid expenses and other current assets	2,394,324	2,111,656

Total current assets	251,992,837	256,032,491

Property and equipment, net	17,577,830	12,733,889
Intangibles, net	20,647,790	10,678,049
Goodwill	34,533,363	8,686,966
Restricted cash	9,753,575	3,568,509
Operating lease right-of-use assets	8,185,547	4,195,682
Finance lease right-of-use assets	9,421,196	9,307,113
Equity method investment	712,718	589,058
Other assets	3,095,354	3,810,895
Total assets	$355,920,210	$309,602,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,153,337	$15,833,970
Accrued liabilities	38,558,074	35,110,877
Line of credit	1,025,881	25,881
Notes payable, current	680,703	600,449
Due to seller	9,802,238	1,571,419
Contingent consideration	4,000,000	-
Operating lease liability, current	2,059,278	1,461,335
Finance lease liability, current	2,858,968	3,271,990
Total current liabilities	71,138,479	57,875,921

Notes payable, non-current	1,456,105	1,302,839
Operating lease liability, non-current	6,406,246	2,980,946
Finance lease liability, non-current	6,086,521	6,867,420
Warrant liabilities	-	13,518,502
Total liabilities	85,087,351	82,545,628

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31,2021; 102,824,878 and 100,133,953 shares issued and outstanding as of September 30, 2022 and December 31,2021, respectively	10,778	10,013
Additional paid-in-capital	301,522,213	283,161,216
Accumulated deficit	(37,036,937)	(63,556,714)
Accumulated other comprehensive loss	(276,213)	(32,501)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	264,219,841	219,582,014
Noncontrolling interests	6,613,018	7,475,010
Total stockholders’ equity	270,832,859	227,057,024
Total liabilities and stockholders’ equity	$355,920,210	$309,602,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$104,319,894	$85,838,988	$331,730,750	$197,394,379
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	71,254,838	60,025,728	219,418,873	137,080,202
Operating expenses:
General and administrative	22,186,036	19,612,243	70,684,270	47,239,204
Depreciation and amortization	3,014,864	2,019,576	7,253,656	5,514,303
Legal and regulatory	2,200,964	813,204	6,610,223	2,646,573
Technology and development	1,373,146	854,618	3,663,299	1,980,899
Sales, advertising and marketing	90,856	994,401	2,348,917	3,029,182
Total expenses	100,120,704	84,319,770	309,979,238	197,490,363
Income (loss) from operations	4,199,190	1,519,218	21,751,512	(95,984)

Other income (expenses):
Interest income (expense), net	334,221	(255,711)	296,891	(500,849)
Gain/(loss) on remeasurement of warrant liabilities	(1,831,947)	-	1,137,070	-
Gain on initial equity method investments	93,371	-	99,840	-
Gain on remeasurement of finance leases	-	-	1,388,273	-
Gain from PPP loan forgiveness	-	142,667	-	142,667
Gain/(loss) on disposal of fixed assets	42,667	-	42,667	(27,730)
Other income	30,900	-	42,288	-
Total other (expense) income	(1,330,788)	(113,044)	3,007,029	(385,912)

Net income (loss) before income tax benefit (expense)	2,868,402	1,406,174	24,758,541	(481,896)
Income tax expense	(401,916)	(604,608)	(1,163,755)	(613,531)
Net income (loss)	2,466,486	801,566	23,594,786	(1,095,427)
Net loss attributable to noncontrolling interests	(687,944)	(2,705,954)	(2,924,992)	(1,278,363)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	3,154,430	3,507,520	26,519,778	182,936
Other comprehensive income
Foreign currency translation adjustment	248,283	69,193	252,854	171,846
Total comprehensive gain	$3,402,713	$3,576,713	$26,772,632	$354,782

Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.03	$0.06	$0.26	$0.00
Weighted-average shares outstanding - Basic	98,960,538	58,388,866	100,725,697	58,388,866

Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.03	$0.04	$0.24	$0.00
Weighted-average shares outstanding - Diluted	107,403,135	83,701,783	109,168,293	83,701,783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2020	28,055	$-	35,497	$-	55,008	$-	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	-	22,900,719	-	35,488,938	-	-	-	-	-	-
Conversion of share due to merger recapitalization	(18,099,548)	-	(22,900,719)	7,649	(35,488,938)	-	-	-	-	-	7,649
Effect of reverse acquisition	-	-	76,489,205	7,649	-	-	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	266	-	171,608	17	-	-	-	-	-	-	17
Stock based compensation	-	-	-	-	-	-	391,534	-	-	-	391,534
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	333,025	333,025
Foreign currency translation	-	-	-	-	-	-	-	-	7,998	-	7,998
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(320,632)	(320,632)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(1,678,364)	-	-	(1,678,364)
Balance - March 31, 2021	28,321	$-	76,660,813	$7,666	-	$-	$142,738,386	$(88,978,836)	$(40,541)	$11,961,593	$65,688,268
Stock based compensation	-	-	-	-	-	-	370,000	-	-	-	370,000
Foreign currency translation	-	-	-	-	-	-	-	-	94,655	-	94,655
Net income attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	1,748,223	1,748,223
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	(1,646,216)	-	-	(1,646,216)
Balance - June 30, 2021	28,321	-	76,660,813	$7,666	-	$-	$143,108,386	$(90,625,052)	$54,114	$13,709,816	$66,254,930
UK Ltd. Shares purchase	-	-	-	-	-	-	(280,772)	-	-	(242,945)	(523,717)
Stock based compensation	-	-	-	-	-	-	463,046	-	-	-	463,046
Fees associated with equity raise							(1,398)				(1,398)
Foreign currency translation	-	-	-	-	-	-	-	-	69,193	-	69,193
Net income attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,705,954)	(2,705,954)
Net income attributable to stockholders of Ambulnz, Inc. and Subsidiaries	-	-	-	-	-	-	-	3,507,520	-	-	3,507,520
Balance - September 30, 2021	28,321	$-	76,660,813	$7,666	-	$-	$143,289,262	$(87,117,532)	$123,307	$10,760,917	$67,063,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CONTINUED)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2021	-	$-	100,133,953	$10,013	-	$-	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	-	-	195,152	195	-	-	374,149	-	-	-	374,344
Stock based compensation	-	-	-	-	-	-	1,422,937	-	-	-	1,422,937
Equity cost							(19,570)				(19,570)
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	2,063,000	2,063,000
Foreign currency translation	-	-	-	-	-	-	-	-	(5,863)	-	(5,863)
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	10,629,694	-	-	10,629,694
Balance - March 31, 2022	-	$-	100,329,105	$10,208	-	$-	$284,938,732	$(52,927,020)	$(38,364)	$8,280,753	$240,264,309
Common stock repurchased	-	-	(70,000)	(70)	-	-	(497,829)	-	-	-	(497,899)
Exercise of stock options	-	-	417,927	418	-	-	778,648	-	-	-	779,066
Stock based compensation	-	-	-	-	-	-	1,999,619	-	-	-	1,999,619
UK Ltd. Restricted Stock	-	-	8,258	8	-	-	82,297	-	-	-	82,305
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(979,791)	(979,791)
Foreign currency translation	-	-	-	-	-	-	-	-	10,434	-	10,434
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	12,735,653	-	-	12,735,653
Balance - June 30, 2022	-	$-	100,685,290	$10,564	-	$-	$287,301,467	$(40,191,367)	$(27,930)	$7,300,962	$254,393,696
Common stock repurchased	-	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	378,941	38	-	-	728,465	-	-	-	728,503
Cashless exercise of options	-	-	354,276	35	-	-	(354)	-	-	-	(319)
Stock based compensation	-	-	-	-	-	-	1,015,660	-	-	-	1,015,660
UK Ltd. Restricted Stock	-	-	-	-	-	-	95,543	-	-	-	95,543
Share warrants conversion	-	-	1,406,371	141	-	-	12,381,432	-	-	-	12,381,573
Acquisitions	-	-	-	-	-	-	-	-	-	-	-
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(687,944)	(687,944)
Foreign currency translation	-	-	-	-	-	-	-	-	(248,283)	-	(248,283)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	3,154,430	-	-	3,154,430
Balance - September 30, 2022	-	$-	102,824,878	$10,778	-	$-	$301,522,213	$(37,036,937)	$(276,213)	$6,613,018	$270,832,859

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,594,786	$(1,095,427)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property and equipment	2,592,244	1,697,380
Amortization of intangible assets	2,269,423	1,432,983
Amortization of finance lease right-of-use assets	2,391,989	2,383,940
(Gain) Loss on disposal of assets	(42,667)	27,730
Gain from PPP loan forgiveness	-	(142,667)
Gain from equity method investment	(99,840)	-
Bad debt expense	2,702,979	2,152,470
Stock based compensation	4,616,056	1,224,580
Gain on remeasurement of finance leases	(1,388,273)	-
Gain on remeasurement of warrant liabilities	(1,137,070)	-
Changes in operating assets and liabilities:
Accounts receivable	2,894,650	(28,794,602)
Prepaid expenses and other current assets	(282,668)	(4,531,411)
Other assets	882,432	(1,786,407)
Accounts payable	(3,983,383)	9,422,628
Accrued liabilities	2,596,887	24,861,804
Net cash provided by operating activities	37,607,545	6,853,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,994,161)	(2,824,916)
Acquisition of intangibles	(1,956,434)	(1,571,959)
Acquisition of businesses	(33,843,373)	(56,496)
Proceeds from disposal of property and equipment	-	6,000
Net cash used in investing activities	(37,793,968)	(4,447,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	1,000,000	8,000,000
Repayments of notes payable	(585,711)	(374,456)
Due to seller	(1,007,800)	-
Noncontrolling interest contributions	2,063,000	333,025
Proceeds from exercise of stock options	1,880,568	-
Common stock repurchased	(497,759)	-
Equity costs	(19,570)	-
Payments on obligations under finance lease	(2,146,857)	(1,830,823)

Net cash provided by financing activities	685,871	6,127,746

Effect of exchange rate changes on cash and cash equivalents	(252,854)	171,846

Net increase in cash and restricted cash	246,594	8,705,222
Cash and restricted cash at beginning of period	179,105,730	34,457,273
Cash and restricted cash at end of period	$179,352,324	$43,162,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$102,203	$39,637

Cash paid for interest on finance lease liabilities	$434,580	$381,937

Cash paid for income taxes	$917,445	$613,531

Right-of-use assets obtained in exchange for lease liabilities	$4,094,731	$3,569,276

Fixed assets acquired in exchange for notes payable	$819,231	$271,194

Acquisition of remaining 20% of Ambulnz UK LTD	$-	$228,518

Gain from PPP loan forgiveness	$-	$142,667

Reconciliation of cash and restricted cash
Cash	$169,598,749	$39,550,926

Restricted Cash	9,753,575	3,611,569

Total cash and restricted cash shown in statement of cash flows	$179,352,324	$43,162,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

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

The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DocGo Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Unaudited Condensed Consolidated Financial Statements.

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

Net loss for the VIE was $207,368 and $321,079 as of September 30, 2022 and 2021, respectively. The VIE’s total assets, all of which were current, amounted to $301,503 and $220,081 on September 30, 2022 and 2021, respectively. Total liabilities, all of which were current for the VIE, was $933,977 on September 30, 2022. The VIE’s total stockholders’ deficit was $632,474 and $30,914 on September 30, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Foreign Currency

The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is not material to the financial statements.

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

Major Customers

The Company has one customer that accounted for approximately 33% of sales and 35% of net accounts receivable, and another customer that accounted for 11% of sales and 0.1% of net accounts receivable for the nine month period ended September 30, 2022.

The Company has one customer that accounted for approximately 44% of sales and 42% of net accounts receivable for the nine month period ended September 30, 2021. The Company expects to maintain these relationships with the above-referenced customers.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The accounts at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $433,000 and $913,000 with foreign financial institutions on September 30, 2022 and December 31, 2021, respectively.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of operations and balance sheet in the period of the change.

During the three months ended September 30, 2022, the Company recorded $4.0 million of contingent consideration in connection with the Ryan Brothers Atkinson, LLC business acquisition, to be paid based on the completion of certain performance obligations over a 24-month period (see Note 4).

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Asset Category	Estimated Useful Life
Buildings	39 years
Office equipment and furniture	3 years
Vehicles	2-8 years
Medical equipment	2-5 years
Leasehold improvements	Shorter of useful life of asset or lease term

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the recorded amount of long-lived assets, primarily property and equipment and finite-lived intangible assets, whenever events or changes in circumstance indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets targeted for disposal are reported at the lower of the carrying amount or fair value less cost to sell. For the periods ending September 30, 2022 and December 31, 2021, management determined that there was no impairment loss required to be recognized for the carrying value of long-lived assets.

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

Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to the results of operations in the period such determination is made. For the periods ended September 30, 2022 and 2021, management determined that there was no impairment loss required to be recognized in the carrying value of goodwill or other intangible assets. The Company selected December 31 as its annual testing date.

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

Related party transactions are recorded within operating expenses in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the periods ended September 30, 2022 and 2021, refer to Note 15.

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

The Company generates revenues from the provision of (1) ambulance and medical transportation services (“Transportation Services”) and (2) Mobile Health services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable, which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payer.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Nature of Our Services

Revenue is primarily derived from:

i.	Transportation Services: These services encompass both emergency response and non-emergency ambulance transport services. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

ii.	Mobile Health Services: These services include services performed at home and offices, testing and vaccinations, and event services which include on-site healthcare support at sporting events and concerts.

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

As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Transportation Services and Mobile Health services is same day to 5 days with payments generally due within 30 days. For large municipal customers in the Mobile Health segment, invoices are generally produced on a monthly basis, in arrears, and are generally due within 30-60 days of when they are submitted to the customer. For Transportation Services, the Company estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company’s Transportation Services and Mobile Health services each represent a single performance obligation. Therefore, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. The Company monitors and evaluates all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Primary Geographical Markets
United States	$101,337,899	$83,286,509	$322,706,143	$190,595,217
United Kingdom	2,981,995	2,552,479	9,024,607	6,799,162
Total revenue	$104,319,894	$85,838,988	$331,730,750	$197,394,379

Major Segments/Service Lines
Transportation Services	$27,670,109	$17,916,162	$77,657,852	$65,657,141
Mobile Health	76,649,785	67,922,826	254,072,898	131,737,238
Total revenue	$104,319,894	$85,838,988	$331,730,750	$197,394,379

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Gain from equity method investment” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Loss from equity method investment” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. On December 31, 2021 and September 30, 2022, DocGo owned 50% of NPA.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

None

3. Property and Equipment, net

Property and equipment, net, as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Office equipment and furniture	$2,749,874	$1,977,808
Buildings	527,283	527,284
Land	37,800	37,800
Transportation equipment	18,477,444	13,772,251
Medical equipment	5,764,863	3,949,566
Leasehold improvements	609,226	616,446
	28,166,490	20,881,155
Less: Accumulated depreciation	(10,588,660)	(8,147,266)
Property and equipment, net	$17,577,830	$12,733,889

The Company recorded depreciation expense of $1,150,806 and $598,188 for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded depreciation expense of $2,592,244 and $1,697,380 for nine months ended September 30, 2022 and 2021, respectively.

4. Acquisition of Businesses

Government Medical Services, LLC

On July 6, 2022, Holdings, acquired 100% of the outstanding shares of common stock of Government Medical Services, LLC (“GMS”), a provider of medical services. The aggregate purchase price consisted of $20.3 million in cash consideration. Holdings also agreed to pay GMS an additional $3.0 million upon GMS meeting certain performance conditions within a year of the Closing Date. Acquisition costs are included in general and administrative expenses and totaled $0 for the three months ended September 30, 2022 and $800,000 for the nine months ended September 30, 2022.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. The Company’s unaudited condensed consolidated financial statements include the results of operations of GMS from the date of acquisition. The historical results of operations of GMS were not significant to the Company’s unaudited condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to GMS’s net tangible assets and intangible assets based on their estimated fair value on the acquisition date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. Any change in the fair value of the net assets of GMS will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired, fair value of right to use assets and associated operating lease liabilities assumed, and net working capital adjustments.

Exceptional Medical Transportation, LLC

On July 13, 2022, the Company acquired 100% of the outstanding shares of common stock of Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $13.7 million consisting of $7.7 million in cash at closing and $6 million payable over a 24 month period. Exceptional is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $0 for the three months ended September 30, 2022 and $0 for the nine months ended September 30, 2022.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. The Company’s unaudited condensed consolidated financial statements include the results of operations of Exceptional from the date of acquisition. The historical results of operations of Exceptional were not significant to the Company’s unaudited condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Exceptional’s net tangible assets and intangible assets based on their estimated fair value on the acquisition date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. Any change in the fair value of the net assets of Exceptional will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired, fair value of right to use assets and associated operating lease liabilities assumed, and net working capital adjustments.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Ryan Brothers Fort Atkinson, LLC

On August 9, 2022, the Company acquired 100% of the outstanding shares of common stock of Ryan Brothers Fort Atkinson, LLC (“RT”) in exchange for $11.4 million consisting of $7.4 million in cash at closing and $4.0 million of estimated contingent consideration to be paid out over 24 months based on performance of certain obligations. RT is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $0 for the three months ended September 30, 2022 and $0 for the nine months ended September 30, 2022.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. The Company’s unaudited condensed consolidated financial statements include the results of operations of RT from the date of acquisition. The historical results of operations of RT were not significant to the Company’s unaudited condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to RT’s net tangible assets and intangible assets based on their estimated fair value on the acquisition date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. Any change in the fair value of the net assets of RT will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired, fair value of right to use assets and associated operating lease liabilities assumed, and net working capital adjustments.

The following table presents the preliminary allocation of the assets acquired and liabilities assumed:

	Ryan Brothers	Exceptional Medical Transport	GMS	Total

Consideration:
Cash Consideration	$7,422,252	$6,375,000	$20,338,789	$34,136,041
Due to Seller	-	6,000,000	-	6,000,000
Contingent Consideration	4,000,000	-	-	4,000,000
Amounts held under an escrow account	-	1,333,333	-	1,333,333
Total consideration	11,422,252	13,708,333	20,338,789	45,469,374

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$620,548	$299,050	$1,005,453	$1,925,051
Accounts receivable	-	-	3,975,160	3,975,160
Other current assets	136,157	-	30,734	166,891
Property, plant and equipment	2,125,134	2,450,900	4,092	4,580,126
Intangible assets	387,550	125,000	9,794,000	10,306,550
Total identifiable assets acquired	3,269,389	2,874,950	14,809,439	20,953,778

Accounts payable	44,911	-	137,239	182,150
Due to Seller	-	299,050	-	299,050
Other current liabilities	286,792	-	562,809	849,601
Total liabilities assumed	331,703	299,050	700,048	1,330,801

Goodwill	8,484,566	11,132,433	6,229,398	25,846,397

Total purchase price	$11,422,252	$13,708,333	$20,338,789	$45,469,374

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

5. Goodwill

The Company recorded goodwill in connection with its acquisitions. The changes in the carrying value of goodwill for the period ended September 30, 2022 are as noted in the tables below:

Carrying Value
Balance at December 31, 2021	$8,686,966
Goodwill acquired during the period	25,846,397
Balance at September 30, 2022	34,533,363

6. Intangibles

Intangible assets consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$13,655	$(9,075)	$53,248
Computer software	5 years	$294,147	11,144	(263,192)	$42,099
Operating licenses	Indefinite	$8,375,514	450,200	-	$8,825,714
Internally developed software	4-5 years	$6,013,513	1,907,616	(5,778,894)	$2,142,235
Material Contracts	Indefinite	-	62,550	-	62,550
Customer Relationship	9 years	-	9,794,000	(272,056)	$9,521,944
		$14,731,842	$12,239,165	$(6,323,217)	$20,647,790

	December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$19,275	$29,393	$(6,367)	$42,301
Computer software	5 years	132,816	161,331	(219,388)	74,759
Operating licenses	Indefinite	8,375,514	-	-	8,375,514
Internally developed software	4-5 years	2,146,501	3,867,012	(3,828,038)	2,185,475
		$10,674,106	$4,057,736	$(4,053,793)	$10,678,049

The Company recorded amortization expense of $990,345 and $552,999 for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded amortization expense of $2,269,423 and $1,432,983 for the nine months ended September 30, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Future amortization expense at September 30, 2022 for the next five years and in the aggregate are as follows:

Amortization Expense
2022, remaining	$680,930
2023	2,078,406
2024	1,510,563
2025	1,460,965
2026	1,094,588
Thereafter	4,934,074
Total	$11,759,526

Amortization expense
As of September 30, 2022	2,269,423
As of September 30, 2021	1,432,983
As of December 31, 2021	1,845,193

7. Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued bonus	$496,660	$7,260,456
Accrued lab fees	1,363,138	4,885,539
Accrued payroll	7,068,616	3,539,301
Medicare advance	-	975,415
FICA/Medicare liability	759,232	739,629
Accrued general expenses	7,393,906	3,497,418
Accrued subcontractors	11,259,341	9,564,833
Accrued fuel and maintenance	310,064	450,842
Accrued workers compensation	5,465,030	2,259,571
Other current liabilities	12,259	736,021
Accrued legal fees	2,447,997	1,143,629
Accrued insurance liabilities	1,840,420	-
Credit card payable	141,411	58,223
Total accrued liabilities	$38,558,074	$35,110,877

8. Line of Credit

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (6.25% at September 30, 2022), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement is subject to certain financial covenants such as an unused fee, whereas the Company shall pay to the subsidiary of one of its members an unused fee in the amount of 0.5% of the average daily amount by which the Revolving Commitment Amount ($12 million) exceeds the principal balance of the aggregate outstanding advances. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. As of December 31, 2021, the outstanding balance of the line of credit was zero. On January 26, 2022, the Company drew $1,000,000 to fund operations and meet short-term obligations. As of September 30, 2022, the outstanding balance of the line of credit was $1,000,000.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

9. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $64,855, inclusive of interest ranging from 2.5% through 8%. The notes mature at various times through 2051 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	September 30, 2022	December 31, 2021
Equipment and financing loans payable, between 2.5% and 8% interest and maturing between January 2022 and May 2051	$2,136,808	$1,903,288
Loan received pursuant to the Payroll Protection Program Term Note	-	-
Total notes payable	2,136,808	1,903,288
Less: current portion of notes payable	$680,703	$600,449
Total non-current portion of notes payable	$1,456,105	$1,302,839

Interest expense was $69,804 and $61,324 for the periods ended September 30, 2022 and December 31, 2021, respectively.

Future minimum annual maturities of notes payable as of September 30, 2022 are as follows:

Notes Payable
2022, remaining	137,959
2023	582,722
2024	446,812
2025	386,785
2026	311,769
Thereafter	270,761
Total maturities	$2,136,808
Current portion of notes payable	(680,703)
Long-term portion of notes payable	$1,456,105

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Total
Three Months Ended September 30, 2022
Revenues	$27,670,109	$76,649,785	$104,319,894

Income (loss) from operations	(4,213,156)	8,412,346	$4,199,190

Total assets	$173,789,449	$182,130,761	$355,920,210

Depreciation and amortization expense	$2,464,694	$550,170	$3,014,864

Stock compensation	$373,641	$737,562	$1,111,203

Long-lived assets	$19,584,744	$53,174,239	$72,758,983

Three Months Ended September 30, 2021
Revenues	$17,916,162	67,922,826	$85,838,988

Income (loss) from operations	(11,308,739)	12,827,957	1,519,218

Total assets	$115,444,782	$28,634,083	$144,078,865

Depreciation and amortization expense	$1,860,088	$159,488	$2,019,576

Stock compensation	$458,346	$4,700	$463,046

Long-lived assets	$25,641,586	$2,252,650	$27,894,236

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

	Transportation Services	Mobile Health Services	Total
Nine Months Ended September 30, 2022
Revenues	$77,657,852	$254,072,898	$331,730,750

Income (loss) from operations	(33,035,470)	54,786,982	$21,751,512

Total assets	$173,789,449	$182,130,761	$355,920,210

Depreciation and amortization expense	$6,271,952	$981,704	$7,253,656

Stock compensation	$1,253,450	$3,280,309	$4,533,759

Long-lived assets	$19,584,744	$53,174,239	$72,758,983

Nine Months Ended September 30, 2021
Revenues	$65,657,142	131,737,237	$197,394,379

Income (loss) from operations	(15,309,680)	15,213,696	(95,984)

Total assets	$115,444,782	$28,634,083	$144,078,865

Depreciation and amortization expense	$5,214,607	$299,696	$5,514,303

Stock compensation	$1,215,180	$9,400	$1,224,580

Long-lived assets	$25,641,586	$2,252,650	$27,894,236

Long-lived assets include property, plant and equipment, goodwill and intangible assets.

Geographic Information

Revenues by geographic location are included in Note 2.

11. Equity

Preferred Stock

In November 2021, the Company’s Series A preferred stock was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (the “Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement. The Company’s Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity reflect the 2020 shares as if the Merger occurred in 2020.

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

Share Repurchase Program

On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second quarter of 2022, the Company repurchased 70,000 shares of its common stock for $498,000. These shares were subsequently cancelled. There were no shares repurchased during the third quarter of 2022. The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

Preacquisition Warrants

On February 15, 2018, the Company issued warrants to purchase 1,367 shares of Class B common stock at a purchase price of $0.01 per share to an investor in conjunction with a capital investment. The warrants had no expiration date. The fair value on the date of issuance was $5,400 per share, for a total fair value of $7,381,800. On May 23, 2019, the warrants were exchanged for warrants to purchase 2,461 shares of Series A preferred stock at a purchase price of $0.01 per share. The exchanged warrants have no expiration date and had a fair value on the date of issuance of $3,000 per share for a total fair value of $7,383,000. These warrants were cashless exercised in November 2021 for 1,587,700 shares of common DocGo Inc. common stock.

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

12. Stock Based Compensation

Stock Options

In 2021, the Company established the DocGo Inc. Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc’s 2017 Equity Incentive Plan. The Company reserved 16,607,894 shares of common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2032 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On September 30, 2022, approximately 2.5 million employee stock options on a converted basis had vested.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following assumptions were used to compute the fair value of the stock option grants during the period ended September 30, 2022 and 2021:

	Period Ended September 30, 2022
	2022	2021
Risk-free interest rate	.07% - 2.8%	.15% - .62%
Expected term (in years)	4	.5 - 2
Volatility	60% - 64%	65%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option activity under the Plan for the period ended September 30, 2022:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of, December 31, 2021	8,422,972	$6.21	8.77	$24,706,020
Granted/ Vested during the year	2,183,026	5.92	9.07	-
Exercised during the year	(1,637,159)	2.04	5.47	-
Cancelled during the year	(706,642)	7.71	8.82	-
Balance as of September 30, 2022	8,262,197	7.04	8.72	$22,950,815
Options vested and exercisable at September 30, 2022	2,502,717	$6.11	8.30	$10,010,617

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the periods ended September 30, 2022 and December 31, 2021 was $5.92 and $2.80, respectively. On September 30, 2022 and December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $27,812,078 and $20,792,804, respectively, which the Company expects to recognize over a weighted-average period of approximately 3.73 years.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of, December 31, 2021	50,192	$9.97
Granted	146,853	7.15
Vested during the year	(16,645)	9.97
Forfeited	-	-
Balance as of, September 30, 2022	180,400	7.67
Vested and unissued at September 30, 2022	-
Non-vested at September 30, 2022	180,400	7.67

The total grant-date fair value of RSUs granted during the period ended September 30, 2022 was $1,049,999.

For the period ended September 30, 2022, the Company recorded stock-based compensation expense related to RSUs of $177,840.

As of September 30, 2022, the Company had $1,241,163 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Lease Costs

The table below comprise lease expenses for the periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Components of total lease cost:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating lease expense	$626,188	$508,128	$1,517,541	$1,446,067
Short-term lease expense	334,619	$62,653	863,316	256,448
Total lease cost	$960,807	$570,781	$2,380,857	$1,702,515

Lease Position as of September 30, 2022

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$8,185,547	$4,195,682
Total lease assets	$8,185,547	$4,195,682

Liabilities
Current liabilities:
Lease liability - current portion	$2,059,278	$1,461,335
Noncurrent liabilities:
Lease liability, net of current portion	6,406,246	2,980,946
Total lease liability	$8,465,524	$4,442,281

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2022:

Weighted average remaining lease term (in years) - operating leases	5.22
Weighted average discount rate - operating leases	6.00%

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Undiscounted Cash Flows

Future minimum lease payments under the operating leases at September 30, 2022 are as follows:

Operating Leases
2022, remaining	$676,878
2023	2,375,470
2024	1,880,974
2025	1,897,247
2026	1,499,654
2027 and thereafter	1,418,692
Total future minimum lease payments	9,748,915
Less effects of discounting	(1,283,391)
Present value of future minimum lease payments	$8,465,524

Operating lease expense was approximately $960,807 and $570,781 for the three months ended September 30, 2022 and 2021, respectively.

Operating lease expense was approximately $2,380,857 and $1,702,515 for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, the Company made $626,188 of fixed cash payments related to operating leases and $672,975 related to finance leases.

For the three months ended September 30, 2021, the Company made $519,716 of fixed cash payments related to operating leases and $725,233 related to finance leases.

For the nine months ended September 30, 2022, the Company made $1,517,541 of fixed cash payments related to operating leases and $2,146,857 related to finance leases.

For the nine months ended September 30, 2021, the Company made $1,446,067 of fixed cash payments related to operating leases and $1,972,283 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $8,945,489 and $10,139,410 as of September 30, 2022 and December 31, 2021, respectively. This includes accumulated depreciation expense of $9,662,686 and $7,095,242 as of September 30, 2022 and December 31, 2021, respectively.

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $873,713 and $752,313 for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $2,391,989 and $2,109,770 for the nine months ended September 30, 2022 and 2021, respectively.

Gain on Lease Remeasurement

In June 2022, the Company reassessed its finance lease estimates relating to vehicle milage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases which resulted in a gain of $1.4 million recorded as gains from lease accounting on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Lease Payments

The table below presents lease payments for the periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Components of total lease payment:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Finance lease payment	$672,975	$717,891	$2,146,857	$1,972,283
Short-term lease payment	-	-		-
Total lease payments	$672,975	$717,891	$2,146,857	$1,972,283

Lease Position as of September 30, 2022

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2022	December 31, 2021
Assets
Lease right-of-use assets	$9,421,196	$9,307,113
Total lease assets	$9,421,196	$9,307,113

Liabilities
Current liabilities:
Lease liability - current portion	$2,858,968	$3,271,990
Noncurrent liabilities:
Lease liability, net of current portion	6,086,521	6,867,420
Total lease liability	$8,945,489	$10,139,410

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2022:

Weighted average remaining lease term (in years) - finance leases	3.92
Weighted average discount rate - finance leases	6.01%

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Undiscounted Cash Flows

Future minimum lease payments under the finance leases at September 30, 2022 are as follows:

Finance Leases
2022, remaining	878,626
2023	3,127,590
2024	2,398,030
2025	2,095,826
2026	1,185,433
2027 and thereafter	274,974
Total future minimum lease payments	9,960,479
Less effects of discounting	(1,014,990)
Present value of future minimum lease payments	$8,945,489

Future minimum lease payments under the operating leases at September 30, 2022 are as follows:

Operating Leases
2022, remaining	$676,878
2023	2,375,470
2024	1,880,974
2025	1,897,247
2026	1,499,654
2027 and thereafter	1,418,692
Total future minimum lease payments	9,748,915
Less effects of discounting	(1,283,391)
Present value of future minimum lease payments	$8,465,524

14. Other Expense

As of September 30, 2022, the Company recorded a loss of approximately $1.8 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this loss reflected the increase in DocGo’s stock price relative to the beginning of the period. No gain or loss was recorded in relation to the remeasurement of warrant liabilities in the same period in 2021. The Company redeemed all of its outstanding warrants in September 2022.

15. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

Ely D. Tendler Strategic & Legal Services PLLC provides legal services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by the General Counsel of the Company, and therefore is a related party. The Company made legal payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $261,185 and $186,075 for the three months ended September 30, 2022 and 2021, respectively, and $704,593 and $476,293 for the nine months ended September 30, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Pride Staff also provides subcontractor services for the Company. The Pride Staff is owned by the operations manager of the Company and his spouse, and therefore, a related party. The Company made subcontractor payments to PrideStaff totaling $118,645 and $92,359 for the three months ended September 30, 2022 and 2021, respectively, and $364,844 and $592,417 for the nine months ended September 30, 2022 and 2021, respectively.

Included in accounts payable were $118,604 and $94,636 due to related parties as of September 30, 2022 and December 31, 2021, respectively.

16. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income expense for the three months ended September 30, 2022 and 2021 were $401,906 and $604,608, respectively, and $1,163,755 and $613,531 for the nine months ended September 30, 2022 and 2021, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of non-taxable and non-deductible income and expense items.

17. 401(K) Plan

The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of September 30, 2022.

18. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the Unaudited Condensed Consolidated Financial Statements of the Company. The Company provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Unaudited Condensed Consolidated Financial Statements.

As of September 30, 2022 and December 31, 2021, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement, under the terms of a memorandum of understanding, of various class-based claims, both actual and potential, under Federal and California state law, as described in detail below. The settlement is subject to court approval.

Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. Al. v. Ambulnz Health, LLC (the “Consolidated Compliant”), another lawsuit filed in the Los Angeles Superior Court.  On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1 million payment by Ambulnz Health, inclusive of administrative costs and fees. On September 9, 2022, the Court preliminarily approved the proposed settlement.

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

The spread of COVID-19 and the related country-wide shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises of non-emergency medical transportation, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There are two areas where the Company has experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing and available Emergency Medical Technicians (“EMT”) and Paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal to perform COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health segment. Since early 2020, RRT has grown significantly, and its services have expanded beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures. While COVID-19 testing activity continued to grow throughout 2021 and into early 2022, such activity has slowed considerably over the past several months, as the pandemic has waned, and COVID-19 testing accounted for a relatively small proportion of the Company’s overall revenues during the third quarter of 2022. We anticipate that COVID-19 will continue to account for a shrinking proportion of the Company’s revenues in the fourth quarter of 2022 and beyond.

The Company’s current business plan assumes continued recovery of industry-wide transportation volumes to historical levels and beyond, plus an increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related positive and negative impacts will affect our business, financial condition, and results of operations in future periods. Likewise, we are unable to predict the emergence of future, unrelated pandemics, which would have some of the same impacts as those experienced with COVID-19.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Medicare Accelerated Payments

Medicare accelerated payments of approximately $2,397,024 were received by the Company in April 2020. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. There were no Medicare accelerated payments reflected within accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2022, compared to $975,415 as of December 31, 2021. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above.

20. Subsequent Events

On October 12, 2022, the Company acquired Community Ambulance Service Ltd, a company located in United Kingdom, in exchange for approximately £4.8 million in cash. Community Ambulance Service Ltd is engaged in providing emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services and diagnostics testing. We believe this acquisition will allow us to increase our presence in that market, while giving us improved access to municipal contracts. We are currently in the process of finalizing the accounting for this transaction and will have completed our preliminary allocation of the purchase consideration to the asset acquired and liabilities assumed as of the end of the fourth quarter of 2022.

On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank as the administrative agent (the “Lenders”), with a maximum revolving advance amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to, (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the consolidated net leverage ratio reported in the compliance certificate. The revolving facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the agreement. The Company has not made any draws under the facility and there is no amount outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of DocGo Inc. The following discussion and analysis should be read in conjunction with DocGo’s Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause DocGo’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s Unaudited Condensed Consolidated Financial Statements or in the associated notes. Certain other amounts that appear in this section may similarly not sum due to rounding.

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

Overview

DocGo incorporated in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the U.S. and the U.K.

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

See Note 10, “Business Segment Information” to the Unaudited Condensed Consolidated Financial Statements for additional information regarding DocGo’s segments.

For the three months ended September 30, 2022, the Company recorded net income of $2.5 million, compared to net income of $0.8 million in the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the Company recorded net income of $23.6 million, compared to a net loss of $1.1 million in the nine months ended September 30, 2021.

COVID-19

The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on our business. In the ambulance transportation business, which comprises primarily of non-emergency medical transport, the Company initially saw a decline in volumes from historical and expected levels, as elective surgeries and other non-emergency surgical procedures were postponed. In addition, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There are two areas where the Company experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue that partially offset some of the lost non-emergency transport revenues. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company expanded its operations to include Rapid Reliable Testing (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health business segment. Mobile Health generated approximately $76.6 and $254.1 million in revenue in the three and nine months ended September 30, 2022, respectively, as compared to $67.9 and $131.7 million in the three and nine months ended September 30, 2021, respectively.

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

While it is very difficult to accurately predict the future direction of the effects of COVID-19 or other pandemics, and the related impact on medical transportation levels, the revenue from the Transportation Services segment during 2021 exceeded that of 2020 by approximately 33%. Since the beginning of 2021, trip volumes in most of our markets have returned to more normal historical levels, and this trend has continued throughout 2022. The Company generated, during 2021, COVID-19 testing revenue, included in its Mobile Health services segment, above the levels projected, and this persisted through the second quarter of 2022. However, as expected, COVID-19 testing revenues declined in the third quarter of 2022 and are expected to remain at these lower levels for the foreseeable future. Given the nature of the Company’s contracts with most of its customers, which include multiple procedures for which the Company is paid per hours worked, per vehicles and related equipment utilized and on a per-procedure basis (such procedures including both testing and several other procedures), it is difficult to determine the revenues that are directly attributable to COVID-19 testing. However, the Company estimates that COVID-19 testing revenue will continue to account for a declining proportion of Mobile Health segment and overall consolidated revenues over the remainder of 2022 and into 2023. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues, have accelerated the diversification in the Company’s business by more rapid expansion of the Mobile Health segment, which has now become our larger operating segment, both in terms of revenues and personnel.

The Company’s current business plan assumes continued recovery of industry-wide transportation volumes to historical levels and beyond, plus an increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related positive and negative impacts will affect our business, financial condition, and results of operations in future periods.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, obtaining operating licenses, acquisitions, conditions in the healthcare transportation and mobile health services markets and economic conditions, availability of healthcare professionals, changes in the cost of labor, and production schedules of our suppliers. Some of the more important factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on DocGo’s ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control. The COVID-19 pandemic has also significantly impacted DocGo’s business, as discussed above. While the direct impact of the pandemic itself is waning, other impacts, such as supply chain disruptions and the cost and availability of labor are expected to persist.

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

Acquisitions

Historically, DocGo has pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. During the nine months ended September 30, 2022, DocGo completed three acquisitions, for an aggregate payment of $34.1 million, excluding $1.3 million held in escrow.

During the 12 months ended December 31, 2021, DocGo completed one acquisition, for a purchase price of $2.3 million.

On July 6, 2022, the Company acquired Government Medical Services, LLC (“GMS”) in exchange for $20.3 million in cash. GMS is in the business of providing licensed healthcare clinicians. We believe this acquisition will allow us to increase our presence in that market, while giving us improved access to governmental and municipal contracts. We have completed our preliminary allocation of the purchase consideration to the asset acquired and liabilities assumed as of the end of the third quarter of 2022.

On July 13, 2022, the Company acquired Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $6.4 million in cash paid at closing, plus $1.3 million held in escrow. Exceptional is in the business of providing medical transportation services in New Jersey. We believe this acquisition will allow us to increase our presence in that market. We have completed our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the end of the third quarter of 2022.

On August 9, 2022, the Company acquired Ryan Brothers Ambulance Inc. (“Ryan Brothers”), in exchange for $7.4 million of cash (and a total of $4 million in future contingent consideration). Ryan Brothers is in the business of providing medical transportation services in Wisconsin. We believe this acquisition will allow us to increase our presence in that market. We have completed our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the end of the third quarter of 2022.

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

Revenues generated from programs under which DocGo is paid a fixed hourly or daily rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above.

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

Inflation

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0%-6.0% range through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the first nine months of 2022, reaching approximately 9.1% in June 2022 and amounting to 8.2% in September 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In an attempt to dampen inflation, the U.S. Federal Reserve has already implemented six interest rate increases in 2022, raising its benchmark rate (the “federal funds rate”) from near 0.00% at the beginning of the year to the current level of 3.75%-4.00%. The federal funds rate was raised in March, May, June, July, September and November, with the last four rate increases at 0.75% each. Looking to the fourth quarter of 2022 and into 2023, we anticipate a moderation of the inflation rate when compared to the first half of the year, as a result of these recent rate increases but expect that inflation will remain well above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%, and above the Federal Reserve’s “target” inflation rate of 2.0%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

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

Operating Expenses

General and Administrative Expenses

General and administrative expense consists primarily of salaries, bad debt expense, insurance expense, consultant fees, and professional fees for accounting and legal services. We expect our general and administrative expense to increase as we continue to scale up headcount with the growth of our business, and as a result of operating as a public company, including compliance with SEC rules and regulations, audit, additional insurance expenses (such as Directors and Officers insurance), investor relations activities, and other administrative and professional services.

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

Technology and Development Expenses

Technology and development expense, net of capitalization, consists primarily of cost incurred in the design and development of DocGo’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our platform and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we may choose to make more significant investments, particularly when entering new business lines or customer sales channels.

Sales, Advertising and Marketing Expenses

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows, and promotional materials. We expect that our sales and marketing expenses will continue to increase over time as we increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness. As the Company expands its sales efforts to include the direct-to-consumer channel, marketing expenses are likely to increase as a percentage of revenues, given the marketing-intensive nature of that sales channel.

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable, lines of credit and financing obligations.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change	Change
$ in Millions	2022	2021	$	%

Revenue, net	$104.3	$85.8	$18.5	22%

Cost of revenues	71.3	60.0	11.3	19%
Operating expenses:
General and administrative	22.1	19.6	2.5	13%
Depreciation and amortization	3.0	2.0	1.0	50%
Legal and regulatory	2.2	0.8	1.4	175%
Technology and development	1.4	0.9	0.5	56%
Sales, advertising and marketing	0.1	1.0	(0.9)	(90)%
Total expenses	100.1	84.3	15.8	19%
Income (loss) from operations	4.2	1.5	2.5	173%

Other income (expenses):
Interest income (expense), net	0.3	(0.3)	0.6
Gain on remeasurement of warrant liabilities	(1.8)	-	(1.8)
Gain (loss) on initial equity method investments	0.1	-	0.1
Gain (loss) from Lease Accounting	-	-	-
Loss on disposal of fixed assets	0.1	-	0.1
Other income (loss)	0.0	0.2	-
Total other income (expense)	(1.3)	(0.1)	(1.1)

Net income (loss) before income tax benefit (expense)	2.9	1.4
Income tax expense	(0.4)	(0.6)	0.2
Net income (loss)	2.5	0.8
Net loss attributable to noncontrolling interests	(0.7)	(2.7)	2.0
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$3.2	$3.5

Consolidated

For the three months ended September 30, 2022, total revenues were $104.3 million, an increase of $18.5 million, or 22%, from the total revenues recorded in the three months ended September 30, 2021.

Transportation Services

For the three months ended September 30, 2022, Transportation Services revenue totaled $27.7 million and increased by $9.8 million, or 55%, as compared with the three months ended September 30, 2021. The increase in transportation services revenue reflected higher trip volumes and average trip prices. Volumes increased by approximately 29%, from 45,532 trips for the three months ended September 30, 2021, to 58,751 trips for the three months ended September 30, 2022. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets, entry into new markets in 2022 and acquisitions made during the third quarter of 2022. Our average trip price increased from $303 in the three months ended September 30, 2021, to $374 in the three months ended September 30, 2022. The increase in the average trip price in 2022 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports. In October 2022, the Centers for Medicare and Medicaid Services (CMS) announced that the Medicare ambulance fee schedule would be increasing by a further 8.7%, effective January 1, 2023.

Mobile Health

For the three months ended September 30, 2022, Mobile Health revenue totaled $76.6 million, an increase of $8.7 million, or 13%, as compared with the three months ended September 30, 2021. This increase was mainly due to the expansion of the services offered by this segment. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base, primarily in the municipal and cruise line customer segments, and its geographic reach, while extending several large customer contracts and introducing a broader range of services. Compared to the prior year period, the third quarter of 2022 featured significantly less COVID-19 testing revenue, which was outweighed by the substantial increase in other Mobile Health services.

Cost of Revenue

For the three months ended September 30, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 19%, as compared to the three months ended September 30, 2021, while revenue increased by approximately 22%. Cost of revenue as a percentage of revenue decreased to 68.3% in the third quarter of 2022 from 69.9% in the third quarter of 2021.

In absolute dollar terms, total cost of revenue in the three months ended September 30, 2022 increased by $11.3 million, compared to the same period in 2021. This was primarily attributable to a $22.7 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health segments and higher average hourly wages; a $2.8 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs, as well as costs incurred to rent vehicles to provide Mobile Health services; a $0.5 million increase in facilities and related costs; and approximately $0.4 million in increases across a variety of other cost of revenue categories relating to the Company’s increased scale and geographic presence. These items were partially offset by a $9.1 million decrease in lab fees related to COVID-19 testing activity, reflecting lower reduced testing activity, lower per-test lab fees and a shift toward rapid tests; a $5.3 million decrease in subcontracted labor, driven mostly by the Mobile Health segment, where the Company continues to transition away from external labor sources towards its own hired personnel; a $0.4 million decline in medical supplies, reflecting a decline in COVID-19 testing activity and improved sourcing of various supplies and a $0.3 million decline in travel costs, as there were fewer field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2022 amounted to $21.3 million, up $4.6 million, or 28%, from the three months ended September 30, 2021. Cost of revenues as a percentage of revenues decreased to 76.8% from 92.9% in prior year quarter, due to increased volumes and higher average trip prices, as described above, combined with lower average hourly wages, as recent market wage pressures began to subside, and as the Company more effectively managed its staff to reduce overtime hours for field employees. These factors outweighed the effects of increased fuel costs. Gasoline prices moderated somewhat during the third quarter, as compared to the levels witnessed in the second quarter of 2022, but remained well above the levels of the second quarter of 2021. We anticipate that fuel prices will remain at elevated levels for the remainder of 2022.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2022 amounted to $50.0 million up 15% from $43.4 million in the three months ended September 30, 2021. Cost of revenues as a percentage of revenues increased to 65.2% from 63.9%, despite the increase in revenues and the continued shift away from higher-cost subcontracted labor toward Company personnel during 2022, reflecting higher compensation costs associated with some of the Company’s newer projects.

Operating Expenses

For the three months ended September 30, 2022, the Company recorded $28.8 million of operating expenses compared to $24.4 million for the three months ended September 30, 2021, an increase of 18%. As a percentage of revenue, operating expenses declined from 28.3% in the third quarter of 2021 to 27.7% in the third quarter of 2022, due primarily to the increase in overall revenues described above, coupled with the semi-fixed nature of the cost of corporate infrastructure. The increase of $4.4 million related primarily to a $2.0 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation and SEC filing-related costs; a $1.2 million increase in insurance costs reflecting the growth and expansion of the Company, as well as the inclusion of directors and officers (D&O) insurance; a $1.1 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization, including from recently acquired companies; a $0.3 million increase in office-related expenses, due to the Company’s ongoing growth and geographic expansion; a $0.6 million increase in IT infrastructure, driven by the Company’s business and headcount expansion. These items were partially offset by a $0.8 million decline in total compensation, which includes salaries, benefits, bonuses and commissions for both direct and subcontracted labor, reflecting savings from the outsourcing of certain administrative functions. The Company anticipates that operating expenses will continue to increase in line with the Company’s revenue growth remain in the range of 25%-30% of revenue in the coming quarters.

For the Transportation Services segment, operating expenses in the three months ended September 30, 2022 were $10.6 million, down $2.2 million, or 17%, from the three months ended September 30, 2021. Operating expenses as a percentage of revenues decreased to 38.6% from 71.3% for the three months ended September 30, 2021, reflecting the increase in revenues and overhead cost-cutting activities undertaken during the earlier part of 2022, as well as lower insurance costs, due to the establishment earlier this year of the Company’s captive insurance program.

For the Mobile Health segment, operating expenses in the three months ended September 30, 2022 were $18.2 million, up 56% from operating expenses of $12.8 million in the three months ended September 30, 2021. Operating expenses as a percentage of revenues increased to 23.8% from 17.2% in the third quarter of 2021, despite the increase in Mobile Health revenues, reflecting significant expenditures that were made in the 2022 period in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.

Interest Income/(Expense), Net

For the three months ended September 30, 2022, the Company recorded $0.3 million of net interest income compared to $0.3 million of net interest expense in the three months ended September 30, 2021. This was due to a significantly higher amount of interest earned in the third quarter of 2022, resulting from an increase in the Company’s cash balances in interest-bearing accounts, coupled with higher rates of interest earned on balances in these accounts.

Gain from PPP Loan Forgiveness

During the three months ended September 30, 2021, the Company recorded a gain of $142,667 due to the forgiveness of a loan that one of its subsidiaries had obtained via the government’s Paycheck Protection Program (PPP) in 2020. No gain from loan forgiveness was recorded during the three months ended September 30, 2022.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the three months ended September 30, 2022, the Company recorded a loss of approximately $1.8 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this loss reflected the increase in DocGo’s stock price relative to the beginning of the period. There were no warrant liabilities in the same period in 2021. On August 15, 2022, the Company announced the redemption of all of its outstanding warrants under the Warrant Agreement, dated as of October 14, 2020, by and between Motion Acquisition Corp. (“Motion”) and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in Motion’s initial public offering, on the redemption date of September 16, 2022 (the “Redemption Date”). Warrants surrendered for exercise on a cashless basis resulted in the issuance of 1,406,371 shares. A total of 68,514 warrants were not surrendered on the Redemption Date and were redeemed for $0.10 per warrant.

Gain/(Loss) on Equity Method Investment

During the three months ended September 30, 2022, the Company recorded a gain of $93,371, representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the fourth quarter of 2021, and as such, no gain or loss was recorded in relation to an equity method investment in the same period in 2021.

Income Tax (Expense)/Benefit

During the three months ended September 30, 2022, the Company recorded income tax expense of $0.4 million, compared to an income tax expense of $0.6 million in the three months ended September 30, 2021.

Noncontrolling Interest

For the three months ended September 30, 2022, the Company had a net loss attributable to noncontrolling interest of approximately $0.7 million, compared to a net loss attributable to noncontrolling interest of $2.7 million for the three months ended September 30, 2021. The loss reflected ongoing investments in new markets that were entered into during 2021 and 2022, partially offset by income generated by other markets.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change	Change
$ in Millions	2022	2021	$	%

Revenue, net	$331.7	$197.4	$134.3	68%

Cost of revenues	219.4	137.1	82.3	60%
Operating expenses:
General and administrative	70.7	47.2	23.5	50%
Depreciation and amortization	7.3	5.5	1.8	33%
Legal and regulatory	6.6	2.6	4.0	154%
Technology and development	3.7	2.0	1.7	85%
Sales, advertising and marketing	2.3	3.0	(0.7)	-23%
Total expenses	310.0	197.5	112.6	57%
Income (loss) from operations	21.8	(0.1)	21.9

Other income (expenses):
Interest income (expense), net	0.3	(0.5)	0.8
Gain on remeasurement of warrant liabilities	1.1	-	1.1
Gain (loss) on initial equity method investments	0.1	-	0.1
Gain on remeasurement of finance leases	1.4	-	1.4
Gain/(loss) on disposal of fixed assets	0.1	-	-
Other income (loss)	0.0	0.2	-
Total other income (expense)	3.0	(0.4)	3.4

Net income (loss) before income tax benefit (expense)	24.8	(0.5)
Income tax expense	(1.2)	(0.6)	(0.3)
Net income (loss)	23.6	(1.1)
Net loss attributable to noncontrolling interests	(2.9)	(1.3)	(1.6)
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$26.5	$0.2	26.6

Consolidated

For the nine months ended September 30, 2022, total revenues were $331.7 million, an increase of $134.3 million, or 68%, from the total revenues recorded in the nine months ended September 30, 2021.

Transportation Services

For the nine months ended September 30, 2022, Transportation Services revenue totaled $77.6 million, an increase of $12.0 million, or 18%, as compared with the nine months ended September 30, 2021. This increase was due to a rise in both transportation trip volumes and the average price per trip. Volumes increased by approximately 13%, from 137,136 trips for the nine months ended September 30, 2021, to 154,534 trips for the nine months ended September 30, 2022. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets and entry into new markets in 2022, as well as acquisitions made during the third quarter of 2022. Average trip price increased from $297 in the nine months ended September 30, 2021, to $362 the nine months ended September 30, 2022. The increase in the average trip price in the 2022 period was due to a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports, resulting in higher prices per trip. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports.

Mobile Health

For the nine months ended September 30, 2022, Mobile Health revenue totaled $254.1 million, an increase of $122.3 million, or 93%, as compared with the nine months ended September 30, 2021. This significant increase was mainly due to the expansion of the services offered by this segment, particularly with respect to COVID-19 related testing and vaccination and other healthcare services revenues included in the Mobile Health segment. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services. However, during the third quarter of 2022, COVID-19 testing revenue declined significantly, as expected, but these declines were outweighed by an expansion of the Company’s Mobile Health customer base and broadening of the range of services provided.

Cost of Revenue

For the nine months ended September 30, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 60% as compared to the nine months ended September 30, 2021, while revenue increased by approximately 68%. Cost of revenue as a percentage of revenue decreased to 66.1% in the first nine months of 2022 from 69.4% in the first nine months of 2021.

In absolute dollar terms, total cost of revenue in the nine months ended September 30, 2022 increased by $82.3 million from the prior year period. This was primarily attributable to a $52.5 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments, coupled with higher average hourly wages; a $26.3 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, temporarily causing the Company to rely increasingly on subcontracted labor, particularly in the first six months of 2022; an $8.0 million increase in medical supplies, due to the purchase of COVID-19 test kits and the need for increased PPE and related supplies, and the increased cost thereof as a result of increased demand during the pandemic; a $9.9 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs; a $1.1 million increase in facilities and related expenses, due to the Company’s geographic expansion; a $2.1 million increase in travel expenses, relating to field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services; and an increase of $0.9 million distributed among a variety of other cost of revenue items. These items were partially offset by an $18.5 million decrease in lab fees related to COVID-19 testing activity, reflecting lower per-test lab fees, and a shift toward rapid tests.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2022 amounted to $ 60.4 million, up $11.8 million, or 24.4%, from the nine months ended September 30, 2021. Cost of revenues as a percentage of revenues increased to 77.8% in the first nine months of 2022 from 74.1% in the prior year period, due to the decline in higher-margin, project-based standby revenue, combined with the impact of higher hourly wages in certain markets and increased overtime for field employees during the first half of 2022 and increased fuel costs, as described above.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2022 amounted to $159.0 million, up 79.7%, from $ 88.5 million in the nine months ended September 30, 2021. Cost of revenues as a percentage of revenues decreased to 62.6% from 67.1%, due to the increase in revenues, lower average per-test lab fees and the increased number of higher-margin, hourly-based programs in the first half of 2022, which outweighed the increased use of higher cost subcontracted labor and significant increases in medical and general supply costs, as described above. During the third quarter of 2022, subcontracted labor costs declined, reflecting the ongoing transition of the company’s human resources base to Company-employed staff, reducing the reliance on higher-cost subcontracted labor.

Operating Expenses

For the nine months ended September 30, 2022, the Company recorded $90.5 million of operating expenses compared to $60.5 million for the nine months ended September 30, 2021, an increase of 49.5%. As a percentage of revenue, operating expenses decreased from 30.6% in the first nine months of 2021 to 27.3% in the first nine months 2022, due primarily to the significant increase in overall revenues described above, coupled with the semi-fixed nature of the cost of corporate infrastructure. The increase of $30.0 million related primarily to a $16.7 million increase in total compensation, which includes costs for both direct and subcontracted staff, due to investments in and expansion of corporate infrastructure to support the revenue growth; a $0.8 million increase in travel and entertainment expenses, reflecting both the growth of the overall employee base, as well as increased business development related activities for both the Transportation Services and Mobile Health segments; a $1.9 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization, as well as recently acquired companies; a $5.8 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation and SEC filing-related costs; a $0.9 million increase in office-related expenses, owing to the Company’s ongoing growth and geographic expansion; a $1.5 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $0.4 million increase in marketing expenses, primarily owing to the ongoing expansion of Mobile Health services; a $0.6 million increase in bad debt expense, in line with the increase in overall revenues during the period; and approximately $1.4 million in other increases spread across a variety of other operating expense lines.

For the Transportation Services segment, operating expenses in the nine months ended September 30, 2022 were $50.2 million, up $16.9 million, or 50.8%, from the nine months ended September 30, 2021. Operating expenses as a percentage of revenues increased to 64.6% from 50.8% for the nine months ended September 30, 2021, despite the increase in Transportation Services revenues, due to a significant increase in corporate infrastructure, the bulk of which is allocated to the Transportation Services segment. The increased operating expenses, in dollar terms, in the nine months ended September 30, 2022 primarily reflected higher costs for payroll, travel and entertainment, professional fees and depreciation, as described above.

For the Mobile Health segment, operating expenses in the nine months ended September 30, 2022 were $40.3 million, up 48.2%, from operating expenses of $27.2 million in the nine months ended September 30, 2021. Operating expenses as a percentage of revenues decreased to 15.9% from 20.6% in the first nine months of 2021, despite significant expenditures made in the expansion of services and geographic areas of operation, as well as the buildout of the Mobile Health management infrastructure throughout 2021 and the first nine months of 2022, due to the faster rate of increase in Mobile Health revenues. The increased operating expenses, in dollar terms, in 2022 were primarily driven by higher costs for payroll, subcontracted labor costs, travel and entertainment, marketing and IT infrastructure, and facilities costs, as described above.

Interest Income/(Expense), Net

For the nine months ended September 30, 2022, the Company recorded $0.3 million of net interest income compared to $0.5 million of net interest expense in the nine months ended September 30, 2021. The shift from net interest expense in the prior year period to interest income in the current year period was due to a significantly higher amount of interest earned in the first nine months of 2022, resulting from an increase in the Company’s cash balances in interest-bearing accounts, coupled with higher rates of interest earned on balances in these accounts. This was partially offset by an increase in payments made for new leased vehicles, as the Company’s fleet expanded.

Gain from PPP Loan Forgiveness

During the nine months ended September 30, 2021, the Company recorded a gain of $142,667 due to the forgiveness of a loan that one of its subsidiaries had obtained via the government’s Paycheck Protection Program (PPP) in 2020. No gain from loan forgiveness was recorded during the three months ended September 30, 2022.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the nine months ended September 30, 2022, the Company recorded a gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this gain was due to the decline in DocGo’s stock price relative to the beginning of the period. No warrant liabilities were outstanding in the prior year period.

Gain/(Loss) on Equity Method Investment

During the three months ended September 30, 2022, the Company recorded a gain of $99,840, representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the fourth quarter of 2021, and as such, no gain or loss was recorded in relation to an equity method investment in the same period in 2021.

Gain/(loss) from Remeasurement of Finance Leases

During the nine months ended September 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases. No such gain or loss was recorded in the prior year period.

Gain/(loss) on Disposal of Fixed Assets

During the nine months ended September 30, 2021, the Company recorded a loss of $27,730 on the disposal of fixed assets. During the nine months ended September 30, 2022, the Company recorded a gain of $42,667 on the disposal of fixed assets.

Income Tax (Expense)/Benefit

During the nine months ended September 30, 2022, the Company recorded income tax expense of $1.2 million, compared to an income tax expense of $0.6 million in the nine months ended September 30, 2021. The increase in income tax expense resulted from the higher level of pretax income as well as state income taxes in jurisdictions the Company entered during the past year.

Noncontrolling Interest

For the nine months ended September 30, 2022, the Company had net loss attributable to noncontrolling interest of approximately $ 2.9 million, compared to a net loss attributable to noncontrolling interest of $1.3 million for the nine months ended September 30, 2021. The increased loss in the first nine months of 2022 reflected ongoing investments in new markets that were entered into during 2021 and 2022.

Liquidity and Capital Resources

Since inception, DocGo has completed three equity financing transactions that served as the Company’s principal source of liquidity, with minimal debt incurred. Generally, the Company utilized equity raised to finance operations during its development phase, investments in assets, ambulance operating licenses and funding working capital. The Company has also funded these activities through operating cashflows. In November 2021, upon the completion of the merger between Motion Acquisition Corp. and Ambulnz, Inc., the Company received proceeds of approximately $158.1 million, net of transaction expenses. Although the Company generated positive net income in the three and nine months ended September 30, 2022, operating cash flows may not be sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers frequently results in the Company using existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the company and the various payment terms that are negotiated with customers and vendors. As the Company’s customer base increasingly features large municipal entities, who tend to demand longer payment terms than do other customer segments, the Company’s working capital requirements are expected to increase. In addition, the Company might seek to take advantage of opportunities to secure favorable pricing for supplies and services from its vendors by agreeing to shorter payment terms, or prepaying. Future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and rate of growth in existing and into new markets. The cost of ongoing technology development is another factor that is considered. Capital requirements might also be affected by factors which the Company cannot control, such as interest rates, and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 pandemic on the economy and operations evolves, the Company will continuously assess its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company may need or choose to raise additional capital through debt or equity financings.

On November 1, 2022, subsequent to the end of the third quarter of 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank as the administrative agent (the “Lenders”), with a maximum revolving advance amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to, (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the consolidated net leverage ratio reported in the compliance certificate. The revolving facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the agreement. The Company has not made any draws under the facility and there is no amount outstanding.

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and an available line of credit (as discussed in Note 8, “Line of Credit” and Note 20 “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Working Capital as of September 30, 2022 and 2021

	As of September 30,		Change	Change
$ in Millions	2022	2021	$	%
Working capital
Current assets	$252.0	$96.7	$155.7	161%
Current liabilities	71.1	66.9	4.2	6%
Total working capital	$180.9	$29.8	$151.1	507%

As of September 30, 2022, available cash totaled $169.6 million, which represented an increase of $130.0 million as compared to September 30, 2021, reflecting the receipt of the proceeds from the merger described above, as well as positive cash flow generated by operations, partially offset by cash used for acquisitions in the third quarter of 2022. As of September 30, 2022, working capital amounted to $180.9 million, which represented an increase of $151.1 million as compared to September 30, 2021, primarily reflecting the increased cash balance. Increased accounts receivable, reflecting the growth of the business in the second half of 2021 and the first nine months of 2022, were partially offset by increases in current liabilities, which reflected the growth of the business and resulted from extended payment terms from vendors.

Cash Flows

Nine months ended September 30, 2022 and 2021

	As of September 30,		Change	Change
$ in Millions	2022	2021	$	%
Cash flow summary
Net cash provided by/(used in) operating activities	$37.6	$6.9	$30.7	445%
Net cash provided by/(used in) investing activities	(37.8)	(4.4)	(33.4)	759%
Net cash provided by/(used in) financing activities	0.7	6.0	(5.3)	(88)%
Effect of exchange rate changes	(0.3)	0.2	(0.5)
Net (decrease) increase in cash	$0.2	$8.7	$(8.5)	(98)%

Operating Activities

During the nine months ended September 30, 2022, operating activities provided $37.6 million of cash, aided by net income of $23.6 million. Non-cash charges amounted to $11.9 million and included $5.0 million in depreciation of property and equipment and right-of-use assets, $2.2 million from amortization of intangible assets, $2.7 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $4.6 million of stock compensation expense. These were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities, $1.1 million from the remeasurement of warrant liabilities and a gain of $0.1 from an investment that is accounted for under the equity method. Changes in assets and liabilities resulted in approximately $2.1 million in increase to operating cash flow, as a $2.9 million decrease in accounts receivable, a $0.9 million decrease in other assets and a $2.6 million increase in accrued liabilities outweighed the effect of a $0.3 million increase in prepaid expenses and a $4.0 million decline in accounts payable..

During the nine months ended September 30, 2021, operating activities provided $6.9 million of cash, despite a net loss of $1.1 million. Non-cash charges amounted to $8.8 million and included $4.1 million resulting from the depreciation of property and equipment and right-of-use assets, $1.4 million from amortization of intangible assets, $1.2 million of stock compensation expense, $2.2 million of bad debt expense primarily related to a provision for potential uncollectible accounts receivable, partially offset by a non-cash gain of $0.1 million from the forgiveness of a PPP loan. Changes in assets and liabilities resulted in approximately $0.8 million in negative operating cash flow and were primarily driven by a $28.8 million increase in accounts receivable and a $4.5 million increase in prepaid expenses and other current assets, as well as a $1.8 million increase in other assets, which were partially offset by a $9.4 million increase in accounts payable and a $24.9 million increase in accrued expenses.

Investing Activities

During the nine months ended September 30, 2022, investing activities used $37.8 million of cash and consisted of the acquisition of property and equipment totaling approximately $2.0 million, the acquisition of intangibles in the amount of $2.0 million and $33.8 million in the acquisition of businesses, primarily relating to acquisitions the Company completed in the third quarter of 2022.

During the nine months ended September 30, 2021, investing activities used $4.4 million of cash and primarily consisted of the acquisition of property and equipment totaling $2.8 million and the acquisition of intangibles in the amount of $1.6 million to support growth of new transportation and mobile health markets.

Financing Activities

During the nine months ended September 30, 2022, financing provided $0.7 million, including $2.0 million in non-controlling interest contributions, $1.9 million in proceeds from the exercise of stock options and proceeds of $1.0 million from a revolving credit line. These factors were partially offset by a $1.0 million decrease in amounts due to seller, $0.6 million in repayments of notes payable, $0.5 million in common stock repurchased, and $2.1 in payments on obligations under the terms of finance leases.

During the nine months ended September 30, 2021, financing activities provided $6.0 million of cash, primarily due to proceeds of $8.0 million from a revolving credit line, as well as $0.3 million in non-controlling interest contributions. These factors were partially offset by $1.8 million in payments on obligations under the terms of finance leases and $0.5 in repayments of notes payable.

Future minimum annual maturities of notes payable as of the nine months ended September 30, 2022 are as follows:

Notes Payable
2022, remaining	0.1
2023	0.6
2024	0.4
2025	0.4
2026	0.3
Thereafter	0.3
Total maturities	$2.1
Current portion of notes payable	(0.7)
Long-term portion of notes payable	$1.5

Future minimum lease payments under finance leases as of the nine months ended September 30, 2022, and for the following five fiscal years and thereafter are as follows:

Finance Leases
2022, remaining	$0.9
2023	3.1
2024	2.4
2025	2.1
2026	1.2
2027 and thereafter	0.3
Total future minimum lease payments	10.0
Less effects of discounting	(1.0)
Present value of future minimum lease payments	$9.0

Future minimum lease payments under operating leases as of the nine months ended September 30, 2022, and for the following five fiscal years and thereafter are as follows:

Operating Leases
2022, remaining	$0.7
2023	2.4
2024	1.9
2025	1.9
2026	1.5
2027 and thereafter	1.4
Total future minimum lease payments	9.8
Less effects of discounting	(1.3)
Present value of future minimum lease payments	$8.5

Share Repurchases

On May 24, 2022, the Board approved a share repurchase program to purchase up to $40 million of the Company’s common stock (the “Program”). The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of September 30, 2022, $39.5 million remained available for share repurchases pursuant to the Program. No shares were repurchased by the Company during the three months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 18, “Legal Proceedings” of the Notes to our Unaudited Condensed Consolidated Financial Statements.

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

Inflation Rate Risk

Beginning in April 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has steadily increased. In 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0%-6.0% range through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase throughout the first nine months of 2022, reaching approximately 9.1% in June 2022 and amounting to 8.2% in September 2022. In an attempt to dampen inflation, the U.S. Federal Reserve has already implemented six interest rate increases in 2022, raising its benchmark rate (the “federal funds rate”) from near 0.00% at the beginning of the year to the current level of 3.75%-4.00%, The federal funds rate was raised in March, May, June, July, September and November, with the last four rate increases at 0.75% each. Looking to the fourth quarter of 2022, we anticipate a moderation of the inflation rate when compared to the first half of the year, as a result of these recent rate increases, but expect that inflation will remain well above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2022, the Board approved a share repurchase program to purchase up to $40 million of the Company’s common stock (the “Program”). The Program does not obligate the Company to acquire any specific number of shares and will expire on November 24, 2023, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. No shares were repurchased during the three months ended September 30, 2022. As of September 30, 2022, $39.5 million remained available for share repurchases pursuant to the Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.1	Credit Agreement, dated November 1, 2022, among DocGo Inc., the lender parties thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of DocGo’s Form 8-K, filed with the SEC on November 2, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: November 8, 2022	By:	/s/ Andre Oberholzer
Andre Oberholzer
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)