Form 10-K
period 2022-12-31
DocGo Inc.
filed 2023-03-14
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022, based on the closing price of the shares of common stock on The Nasdaq Stock Market as of such date was $615,536,965. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 102,508,188.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant expects to file such proxy statement with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause actual results to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning possible or assumed future actions, business strategies, plans, goals, future events, future revenues or performance, financing needs, business trends, results of operations, objectives and intentions with respect to future operations, services and products, including our transition to non-COVID related services, geographic expansion, normalization initiative, new and existing contracts, M&A activity, workforce growth, leadership transition, cash position, share repurchase program, our competitive position and opportunities, including our ability to realize the benefits from our operating model, and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Forward-looking statements are not guarantees of performance and speak only as of the date the statements are made. While DocGo believes that these forward-looking statements are reasonable, there can be no assurance that DocGo will achieve or realize these plans, intentions, outcomes or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect the future results and prospects of DocGo and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K.

We undertake no intent or obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Risk Factors Summary

Risks Related to DocGo’s Business Strategy

●	DocGo’s failure to successfully implement its business strategy could adversely affect its business.

●	DocGo relies on its contractual relationships with healthcare provider partners and other strategic partners.

●	DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.

Risks Related to DocGo’s Business and Industry

●	The COVID-19 pandemic has materially impacted DocGo’s business.

●	DocGo’s faces a high level of competition in its industry and its revenue could be adversely affected if it loses some or all of its business under existing contracts.

Risks Related to DocGo’s Limited Operating History

●	DocGo has a limited operating history and has a history of losses and expects its operating expenses to increase significantly in the future,

●	DocGo may not be able to effectively manage its growth.

●	DocGo’s reduced disclosure requirements may make its Common Stock less attractive to investors.

Risks Related to Information Technology

●	DocGo relies on data center providers, Internet infrastructure, bandwidth providers, third-party hardware and software, other third parties and its own systems, some of which contain open-source software, to provide services to its clients.

●	DocGo’s proprietary software may not operate properly, or it may not be able to implement its solution for clients or resolve technical issues in a timely manner.

●	Security breaches, loss of data and other disruptions could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability.

Risks Related to DocGo’s Operations

●	DocGo’s success depends on its key management personnel as well as its ability to successfully recruit, train and retain qualified healthcare professionals and its labor costs are significant.

●	DocGo’s inability to collect on its receivables or unfavorable payor mix could adversely affect its business.

●	DocGo may not accurately assess the costs it will incur under new revenue opportunities.

●	DocGo may not be able to successfully develop new offerings and technologies, or its marketing efforts may not be effective.

●	DocGo is required to make capital expenditures in order to remain compliant and competitive.

●	DocGo’s international operations subject it to additional risks that could adversely affect its business.

●	DocGo could be adversely affected by natural disasters, other catastrophic events and cybersecurity incidents.

●	Rising inflation may negatively impact DocGo’s business and financial results.

Risks Related to DocGo’s Intellectual Property

●	DocGo’s failure to protect or enforce its intellectual property rights, including from claims of infringement, could adversely affect its business.

Risks Related to DocGo’s Legal and Regulatory Environment

●	DocGo could be subject to lawsuits for which it does not have sufficient reserves.

●	DocGo is subject to a variety of federal, state and local laws and regulatory regimes.

●	Changes in tax laws, unanticipated tax liabilities; accounting rules, assumptions or judgements could adversely affect DocGo, including its effective tax rate, ability to utilize its net operating loss carryforwards and certain other tax attributes.

●	DocGo’s internal control over financial reporting may not be effective.

●	DocGo conducts business in a heavily regulated industry and any failure to comply with these laws and government regulations, including laws governing the transmission, security and privacy of health information, or any changes to these laws, could negatively affect DocGo.

●	DocGo must be properly enrolled in governmental healthcare programs to receive reimbursement, and reductions in Medicare reimbursement rates or state and federal efforts to reduce Medicaid spending could have a material adverse effect on DocGo.

●	DocGo has been and could become the subject of federal and state investigations and compliance reviews, and its business practices may be found to constitute illegal fee-splitting or corporate practice of medicine.

Risks Related to DocGo’s Indebtedness

●	DocGo’s future indebtedness could reduce the funds that would otherwise be available for other corporate purposes, and it may still be able to incur substantially more debt.

●	DocGo may be forced to take various actions to satisfy its obligations under its current and future indebtedness, and the terms of its current and future indebtedness may restrict its operations.

Risk Relating to the Ownership of DocGo Common Stock

●	Nasdaq may delist DocGo’s securities from trading on its exchange.

●	The market price and trading volume of Common Stock may be volatile and you may not receive any return on your investment in DocGo’s Common Stock.

●	Provisions in DocGo’s organizational documents could delay or prevent a change of control or limit stockholders’ ability to obtain a favorable judicial forum for disputes with DocGo or its directors, officers, employees or stockholders.

PART I

Item 1. Business.

Our Company

DocGo, Inc. (“DocGo,”“we,” “us,” “our” and “the Company”) aims to redefine access to healthcare. We strive to deliver high-quality, cost-effective healthcare mobility solutions and unlock the further promise and potential of telehealth treatment through our “last-mile” care capabilities. We do so by leveraging our proprietary technology platform powered by artificial intelligence (“AI”), and our network of healthcare professionals, which has provided service in 29 states and in the United Kingdom. We often provide our services in collaboration with leading healthcare organizations, via long-term relationships that are intended to drive meaningful revenue, help provide efficient and effective capital allocation and create low-risk opportunities for significant growth.

Our mission is to provide high quality, highly accessible healthcare for all, empowering the delivery of medical transportation and mobile healthcare outside the traditional “brick-and-mortar” facilities, with more accessible, affordable, and efficient patient-centered care. Since our founding in 2015, through more than 8 million patient interactions, we have created a care delivery model that helps provide better care outside of the physical walls of the healthcare system. We began by developing a state-of-the-art, intuitive platform designed to drive greater efficiency and improved access to patient care. Our innovative technology can change the way healthcare facilities manage patient transportation and eliminate many of the common obstacles faced when scheduling service, ultimately freeing medical professionals to focus more time and their valuable resources on what they do best — providing patient care. Additionally, in certain markets, our Mobile Health in-person care model facilitates medical treatment directly to patients in the comfort of their homes, workplaces, and other non-traditional locations. Working under the guidance of prescribing physicians, our network (which includes both company employees and personnel from a variety of subcontracted labor agencies and some independent contractors) of more than 5,000 medical clinicians including Emergency Medical Technicians (“EMTs”), paramedics, licensed practical nurses (“LPNs”), registered nurses (“RNs”) Advanced Practice Providers (“APPs”) and support staff, provides a wide range of tests, procedures and interventions that previously required a visit to a traditional healthcare setting.

Our Segments

Mobile Health Solutions

The traditional healthcare model requires patients to interact with many levels of healthcare providers — including receptionists, nurses, lab technicians and physicians — for even the most routine tests, procedures and interventions. We recognized that a number of these services could easily be performed by EMTs, paramedics and LPNs under the guidance of physicians, but in the comfort of a patient’s home or workplace. Our patient-centered approach helps limit the need for individuals to seek routine treatment in more expensive and environmentally exposed, less comfortable settings such as emergency departments and urgent care clinics. In addition to providing greater convenience to patients, our Mobile Health solutions help reduce unnecessary burdens on healthcare systems, by freeing up their finite, in-person resources to address more urgent and critical patient needs. DocGo’s Mobile Health clinical services, which we expanded into the home and workplace in 2020, facilitate medical care via a turnkey suite of integrated, “last-mile” solutions. Through DocGo On-Demand and additional Mobile Health programs including expanded population offerings, we provide holistic health, social and shelter coordination services to underserved communities. Our services and solutions include on-site evaluation, diagnostics, triage, and treatment as detailed in the following table:

As patients seek more efficient, more convenient healthcare options, we believe our virtual care-enabling solutions are poised for significant growth, by delivering in-person patient care previously inaccessible outside of the more traditional healthcare settings. We partner with leading national health systems, insurance carriers, private organizations and employers, state and local governments and managed care organizations, to provide our Mobile Health solutions, including NYC Health + Hospitals, New York City Department of Homeless Services, Dollar General, and Mount Sinai Health System. For the fiscal year ended December 31, 2022, we generated approximately 74.0% of our revenues from the solutions provided by our Mobile Health segment.

The success of our care delivery model is reflected in our NPS, or Net Promoter Score, which is one of the most widely accepted standards of customer experience metrics.  Scores are measured from a range of -100 to +100 with scores over 30 commonly viewed as good and over 50 considered excellent.  Our Q4 mobile health NPS score was 76, which is a testament to our customers’ strong perception regarding the value of DocGo’s services.

Transportation Services

DocGo’s digitally-enabled medical mobility solutions are offered under the Ambulnz brand. We help provide reliable, efficient access to local clinical services, including primary and specialty care, dialysis treatments for chronic care management, and transfers between clinical settings. Every vehicle in our fleet is equipped with our proprietary technology platform, which is integrated with some of the nation’s largest electronic medical record (“EMR”) systems.

This integration is designed to provide seamless transfer of electronic patient information and discharge data to our healthcare provider customers, which helps improve order speed and accuracy, and helps eliminate a myriad of manual processes. Consequently, our healthcare facility customers are better able to order, track and manage transportation requests and patient movement, thereby enhancing utilization of resources and cost. Our ShareLinkTM technology is designed to provide our healthcare partners and patients with real-time vehicle locations and accurate estimated time of arrivals and helps deliver valuable peace of mind. As of December 31, 2022, we had 381 ambulances in service throughout the United States, and more than 300 in the United Kingdom. For the fiscal year ended December 31, 2022, we generated approximately 26.0% of our revenues from this segment.

Human Capital Resources

We strive to hire the best talent across our industry, with a focus on inspiring performance. As of December 31, 2022, we had over 3,200 employees, including healthcare professionals, field management personnel and corporate support staff, as represented in the table below. Healthcare professionals consist of EMTs, paramedics, LPNs, RNs, APPs, clinicians and related support staff; field management personnel includes supervisors and managers; and corporate support staff includes software development, billing, finance, sales, marketing, and executives.

	Full-time	Part-time	Total
Healthcare Professionals	1,570	1,180	2,750
Field Management	138	3	141
Corporate Support	356	5	361
Total	2,064	1,188	3,252

None of our employees are represented by a labor union or subject to any collective bargaining agreement. In addition to the employees above, as of December 31, 2022, the Company engaged the services of approximately 2,135 people, primarily in the healthcare professional area, through a variety of subcontracted labor agencies and some independent contractors.

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

Compensation and Benefits

Ongoing evolution in the healthcare system and an aging population mean EMTs, paramedics and nurses are more critical to medical care than ever before, yet EMTs and paramedics remain the lowest paid professionals in the chain of care. Most companies in the industry pay an hourly wage only, and offer no benefits, often resulting in low employee morale, high turnover, and ultimately a less efficient business. We take pride in our high-quality medical professionals and have created an attractive compensation model that demonstrates their vital importance to our business and motivates them to deliver exceptional care.

We offer a pay package which we believe is innovative within our industry. In addition to base hourly wages, DocGo also offers employees bonuses based on certain performance metrics, medical insurance, paid time off, and an equity incentive plan for our frontline clinicians with broad-based rank and file participation — a program that provides the opportunity to acquire an ownership stake in our company. This is in line with our belief that all of our employees are partners in the business, and we want everyone to “think like an owner,” with the best long-term interests of the Company and its shareholders as a driver of decision making. We believe that this approach makes us a more attractive employer and supports a strong pipeline of top-tier talent across all levels of our company.

Employee Engagement

We routinely monitor employee satisfaction, and work to maintain an environment where employees can contribute and thrive.  DocGo has been recognized for its excellent workplace culture and employee satisfaction. One measure of this are the hundreds of positive reviews our employees have given DocGo on leading recruitment websites. DocGo’s employee rating on Indeed is currently 4.3 out of 5.0, and our employee rating on Glassdoor is 4.8 out of 5.0 - ratings that are significantly higher than our industry averages.

Training

We have also created a number of programs to foster the professional development of our employees and to help attract top-tier talent. To help our staff continue to build clinical skills, we created a Medical Mentorship Program whereby EMTs and paramedics can learn advanced medical techniques including phlebotomy, mobile ultrasound, EKG training, point of care testing, vaccine administration, and wound care. Once certified, our employees can put these newly acquired skills to use while providing our Mobile Health services.

Our staff of ten training coordinators runs a robust, in-person onboarding program to help train employees and keep them up to date in relevant procedures and protocols. We are an official American Heart Association Training Site and offer all of our employees in-house basic life support (BLS), advanced cardiovascular life support (ACLS), and pediatric advanced life support (PALS) training and certification.

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

Employees and their supervisors are automatically notified at designated times of recertification deadlines. Course completion, assignments, and other compliance requirements are tracked in this system as well. Verification monitoring ensures that all employees meet current state requirements. This tool verifies Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) exclusions at the state and federal levels and performs sanction screening for licensed personnel and 24/7 monitoring of state board licenses.

Our comprehensive training programs utilize a full range of resources, including print materials, training modules, webinars, seminars, and videos provided by the Centers for Disease Control and Prevention, and federal, state, and local entities, medical institutions, and public health agencies.

In December 2021, we launched DocGo EMS Academy, a full-service program dedicated to recruiting and training EMS clinicians. Combining classroom education with practical hands-on learning, the programs are designed to help existing healthcare professionals advance their careers and provide aspiring entry-level workers with the opportunity to enter the healthcare industry. DocGo EMS Academy is tailored to EMS workers, from EMTs to paramedics. This comprehensive training program is available in select states and offers free tuition for students who continue their employment with DocGo, which we anticipate could assist us in our recruiting efforts.

Merger with Motion Acquisition Corp.

On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation (formerly known as Motion Acquisition Corp. “Motion” prior to the Closing Date and after the Closing Date, “DocGo”, ) consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among Motion, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of Motion (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). In connection with the Closing, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc. As contemplated by the Merger Agreement and as described in Motion’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 (the “Prospectus”), Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the Merger, Ambulnz is a wholly-owned subsidiary of DocGo and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock”, together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.

In connection with the Business Combination, the Company raised $158.0 million, net of transaction costs of $20.0 million. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the concurrent PIPE private placement of shares of common stock to certain investors at a price of $10.00 per share (the “PIPE Financing”), net of $10.4 million in transaction costs. These transaction costs consisted of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital.

Competition

The U.S. healthcare industry is highly competitive, and we compete with a broad and diverse set of companies spanning both of our business segments. The competitive landscape is highly fragmented for both medical mobility services and “last-mile” healthcare solutions, ranging in each case from small, locally owned and operated providers to large national organizations. While we do not believe that any single competitor offers our full suite of mobility solutions and “last-mile” healthcare services, numerous companies offer components of medical mobility transportation and/or telehealth services that compete with our solutions.

Success in the medical transportation industry is based primarily on the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also critical. Competitors within the industry vary considerably in type and identity by market, with our primary competitors being small, locally owned operators as well as local fire departments and other local government providers. Larger private provider competitors include Rural/Metro Corporation, Falck, American Medical Response (AMR), Southwest Ambulance, Paramedics Plus and Acadian Ambulance.

Competition in the mobile health industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth, and efficacy of telehealth services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value. The major competitors include much larger, national or regional telehealth providers such as Dispatch Health, Teladoc, Amwell, and One Medical (acquired by Amazon in February 2023) that generally provide telehealth on behalf of self-insured employers and insurance plans. These competitors, however, generally do not provide direct patient care or “last-mile” care on behalf of the provider organization. We also believe there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as payors may enter the space and/or develop innovative technologies or business activities that could disrupt the industry. Competition could also increase from large technology companies, such as Apple, Amazon, Facebook, Verizon, or Microsoft, who may develop their own telehealth solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, CVS and others. Despite the significant growth of telehealth services in recent years, we believe the market is still in its infancy and new competitors with similar and novel models will enter the market as it matures.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and registered trademarks. We have registered “Ambulnz” and our corporate logo in the United States and the United Kingdom. We have registered “DocGo” word mark and design in the both the United States and the United Kingdom and are in the process of registering both in the EU. We are also the registered holder of a variety of domain names that include “Ambulnz”, “DocGo” and similar variations.

Our proprietary platform, mobile application, and associated software code and firmware are protected as trade secrets and our confidential information, as appropriate. We also license the use of certain technology and other intellectual property rights owned and controlled by others. We believe that our intellectual property is a valuable asset to our business that affords us a competitive advantage in the markets in which we operate. We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy requiring all companies we work with to execute confidentiality agreements upon commencement of any business relationship with us. Our agreements with customers include confidentiality and non-disclosure provisions, as well.

We require our employees, independent contractors and consultants to execute confidentiality and proprietary agreements in connection with their employment or consulting relationships with us and to assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Upon discovery of potential infringement of our intellectual property, we assess and, when necessary, take action to protect our rights as appropriate.

Regulation

Our operations are subject to comprehensive United States federal, state and local rules and regulations and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and regulations governing our business and interpretations of those laws and regulations continue to expand, are subject to frequent change and may become more restrictive. Our ability to operate profitably will depend in part upon our ability, and that of our healthcare provider partners, to maintain all necessary licenses and to operate in compliance with applicable laws and regulations. We therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and regulations change, we may be required to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model, in particular with respect to our Mobile Health related services, has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could limit or otherwise adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

In addition, amendments to the federal False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify the Centers for Medicare and Medicaid Services (“CMS”), or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject a party to liability under the federal False Claims Act, exclusion from government healthcare programs, including Medicare and Medicaid, and penalties under the federal Civil Monetary Penalties Law discussed below.

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

HIPAA also requires HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.

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

International Regulation

We expect to continue to expand our operations internationally through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), and corresponding foreign laws, including the U.K. Bribery Act 2010; regulation by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) and economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection, data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from healthcare services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or deploy hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

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

See the section of this Annual Report on Form 10-K titled “Risk Factors — Risks Related to DocGo’s Legal and Regulatory Environment.”

Available Information

We file or furnish electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. We make available on our website at www.DocGo.com, under “Investors,” free of charge, copies of these reports, and amendments thereto, as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A. Risk Factors.

Risks Related to DocGo’s Business Strategy

DocGo’s failure to successfully implement its business strategy could adversely affect its business.

DocGo’s future financial performance and success is dependent in large part upon its ability to implement its business strategy successfully. DocGo’s business strategy includes several initiatives, including developing contractual relationships with new healthcare provider partners and expanding its business with existing partners; capitalizing on organic growth opportunities such as growing complementary and integrated service offerings, particularly with respect to its mobile health solutions; pursuing selective acquisitions to expand its geographic presence, among other things; and enhancing operational efficiencies and productivity. DocGo may not be able to implement its business strategy successfully or achieve the anticipated benefits of its business plan, which could adversely affect its long-term growth, profitability and ability to service its debt obligations. Even if DocGo is able to implement some or all of the initiatives of its business plan, one or more initiatives may not be successful or if successful, may not achieve the anticipated goals, results or outcomes, and DocGo’s operating results may not improve to the extent it anticipates, or at all, or it could be adversely affected.

Implementation of DocGo’s business strategy could also be negatively impacted by a number of factors beyond its control, including increased competition, government regulation, general macroeconomic conditions, including an inflationary environment, rising interest rates and recessionary fears, the geopolitical environment, including the war in Ukraine and rising tensions in the Taiwan Strait, and pandemic or endemics, including COVID-19, and increased operating costs, including costs of labor, or other expenses. In particular, DocGo’s future success is contingent on DocGo’s ability to both penetrate new markets and to further penetrate existing markets, which is subject to a number of uncertainties, including our ability to obtain necessary licenses in new markets, to establish and grow new customer relationships and our ability to attract and retain skilled personnel, many of which are beyond DocGo’s control. Expanding service offerings such as DocGo’s mobile health solutions also carries unique risks, including lack of market acceptance or the potential inability to realize an appropriate return, if any, on the capital invested. Government regulations in both DocGo’s domestic and international markets can also delay or prevent expansion or the introduction of new service offerings or require changes to some of DocGo’s current service offerings, which could negatively impact the success of DocGo’s strategies and financial results. In addition, to the extent DocGo has misjudged the nature or extent of industry trends or its competition, it may have difficulty in identifying new provider partners, achieving any geographic expansion, introducing new service offerings or achieving DocGo’s other strategic objectives. As such, due to these and other known and unknown risks, DocGo cannot assure you that its business strategy will be successful, and any failure to effectively implement its business strategy and otherwise grow the business could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo relies on its contractual relationships with its healthcare provider partners.

DocGo significantly relies on its contractual relationships with its healthcare provider partners and other strategic partners and alliances to generate revenues, expand into new markets and further penetrate existing markets. In recent years, DocGo has entered into strategic business relationships with, among others, healthcare providers and hospital systems, to take advantage of commercial opportunities across its operations, but particularly in its medical transportation services segment. The structure of DocGo’s relationships with its healthcare provider partners is a novel model in DocGo’s industry and because there is little precedent for this approach, there can be no assurances that it will be operationally or financially successful in the long term.

DocGo’s contractual relationships with its healthcare provider partners and its reliance on revenues generated pursuant to these arrangements carry commercial and other risks and uncertainties that are different from those underlying DocGo’s other revenue streams, including the opportunity cost of not pursuing other ventures independently or with other partners. For example, strategic partners may have business or economic interests that are inconsistent with those of DocGo and may take actions contrary to DocGo’s interests. While DocGo typically manages the day-to-day operations, DocGo’s partners have certain consent rights, including certain decisions such as the annual budget and the hiring and firing of key management personnel for the venture, and they may not agree with decisions that DocGo believes are appropriate or are otherwise in the venture’s or its best interests. This structure can also lead to disputes with partners, which could require DocGo’s management to commit additional time and resources to resolve any disagreements or, in some instances, may lead to arbitration or litigation. Contractual relationships like these typically carry termination rights and one or more of DocGo’s partners may choose to exit the relationship prematurely and, in certain arrangements, the partner may have the option to sell its interest in the venture to DocGo or acquire DocGo’s stake at a predetermined price, even if the venture is beneficial to DocGo and in DocGo’s interest to continue the venture. If one of DocGo’s ventures or any of its strategic partners is subject to a regulatory investigation or legal dispute or is otherwise the subject of any negative publicity, DocGo may be associated with the matter and be similarly harmed, regardless of whether the specific partnership or DocGo itself had any connection to the underlying matters. In addition, DocGo may, in certain circumstances, be liable for the actions of its partners. Contractual relationships such as these can also raise fraud and abuse issues. For example, the Office of Inspector General (the “OIG”) of the U.S. Department of Health and Human Services (“HHS”) has taken the position that certain contractual relationships between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if not appropriately structured. Any of the foregoing risks or other risks related to DocGo’s reliance on its strategic partners and other relationships could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.

DocGo’s business strategy depends heavily on achieving economies of scale because its initial up-front investment is costly and the associated revenue is recognized on a ratable basis. DocGo devotes significant resources to establish relationships with its clients and implement its solutions. DocGo typically incurs higher variable costs for labor and medical and other supplies in the initial stages of a project, as the focus at that stage is on ensuring that the projects are staffed and stocked properly, even at the risk of temporarily overstaffing the project until revenue achieves the anticipated scale. These risks are heightened when the client is a large enterprise, such as DocGo’s healthcare provider or government partners. Accordingly, DocGo’s results of operations depend, in substantial part, on its ability to maintain and grow its relationships with customers over time, allowing DocGo to build economies of scale and recoup up-front costs. Additionally, as DocGo’s business grows, its client acquisition costs could outpace its build-up of recurring revenue, and DocGo may be unable to successfully manage its total operating costs to achieve profitability, or if achieved, to maintain profitability. If DocGo fails to achieve appropriate economies of scale or if it fails to manage or anticipate demand, its business, financial condition and results of operations could be materially adversely affected.

The growth of DocGo’s business depends, in part, on its ability to execute on its acquisition strategy.

A significant portion of DocGo’s historical growth has occurred through acquisitions, such as its acquisitions in 2022 of Government Medical Services, Ryan Brothers Ambulance, Exceptional Ambulance and Community Ambulance Services, and it anticipates continued growth through acquisitions in the future. DocGo’s growth strategy is primarily focused on geographic expansion, often as part of growing its relationship with an existing healthcare provider partner, and DocGo expects acquisitions to be its primary means of obtaining the infrastructure, licenses or other resources necessary to enter new markets in the future. DocGo evaluates, and expects to continue to evaluate on a regular basis, a variety of possible acquisition transactions.

DocGo cannot predict the timing of any contemplated transactions, and there can be no assurances that DocGo will be able to identify suitable acquisition opportunities in the geographies into which it expects to grow or, if it does, that any transaction can be consummated on terms acceptable to it, if at all. DocGo also competes for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than DocGo. A significant change in DocGo’s business; macroeconomic factors, including inflationary pressures, rising interest rates and recessionary fears; unexpected decreases in cash flows, tightening of the capital markets or any restrictions imposed by DocGo’s debt obligations may limit its ability to obtain the necessary capital for acquisitions or otherwise impede its ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger regulatory review by governmental agencies, including the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (the “FTC”), under their respective regulatory authority. Any delay, prohibition or modification required by regulatory authorities for competitive purposes or otherwise could adversely affect the terms of a proposed acquisition or could require DocGo to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms, or at all, could adversely affect DocGo’s business, financial condition and results of operations.

DocGo’s acquisition strategy exposes it to significant risks and additional costs.

Acquisitions involve risks that the businesses acquired will not perform as expected or provide sufficient infrastructure and other resources necessary to operate in a given geography, and DocGo’s judgments regarding the values, strengths and weaknesses and profitability of acquired businesses may prove to be wrong. DocGo may be held liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, liabilities for regulatory violations and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of client relationships and other acquired assets, such as goodwill. DocGo may also incur costs and experience inefficiencies to the extent an acquisition expands the services, markets or geographies in which it operates. Acquisitions may require that DocGo incur additional debt to finance the transaction, which could be substantial and limit its operating flexibility or, alternatively, acquisitions may require that DocGo issue shares of its Common Stock as consideration, which could dilute share ownership. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities or other obligations. DocGo’s recent growth and its acquisition strategy have placed, and will continue to place, significant demands on management’s time, which may divert their attention from DocGo’s day-to-day business operations and may lead to significant due diligence and other expenses regardless of whether DocGo pursues or consummates any potential acquisition. DocGo also may not be able to manage its growth resulting from acquisitions due to the number, diversity and geographic disparity of the businesses it may acquire or for other reasons. These and other risks related to acquisitions could adversely affect DocGo’s business, financial condition and results of operations.

Any inability to successfully integrate acquisitions or realize their anticipated benefits could adversely affect DocGo’s business.

Acquisitions require that DocGo integrate separate companies that have historically operated independently or as part of another, larger organization, and that have different systems, processes and cultures. DocGo may not be able to successfully integrate any business it has acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Risks related to the successful integration of an acquired business include:

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

DocGo’s inability to manage its growth through acquisitions, including its inability to manage the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on its business, financial condition and results of operations.

Risks Related to DocGo’s Business and Industry

The COVID-19 pandemic has materially impacted DocGo’s business.

The COVID-19 pandemic and related direct and indirect impacts have adversely affected, and may continue to adversely affect, the DocGo healthcare transportation segment, and has also heightened various risks related to DocGo’s business.

For example, should there be an outbreak of COVID-19 among DocGo’s employees in one or more of its markets, in response, DocGo may need to significantly reduce or cease operations in that market. DocGo’s cost structure has also been adversely impacted by the pandemic. A number of DocGo’s suppliers have been negatively impacted by the COVID-19 pandemic and there have been significant disruptions in its supply chains, particularly with respect to the personal protective equipment, or PPE, that DocGo’s healthcare professionals require to do their jobs. At times, sufficient levels of PPE have not been available and these shortages have limited DocGo’s ability to meet demand and provide its services to customers in a timely manner. Further, the demand for PPE in the healthcare industry and the public at large caused by the pandemic has significantly increased the cost of PPE and DocGo may not be able to recover these increased costs in the rates it charges for its services, which could adversely affect DocGo’s profitability. Limitations on the availability or increases in the price of PPE have and could in the future continue to adversely affect DocGo’s business and results of operations.

However, the pandemic also significantly increased the demand for DocGo’s remote and mobile testing and vaccination services during the second half of 2020 and throughout 2021 and the first half of 2022 and many of these contracts were on a short-term basis, often spanning only a number of weeks or months. Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts. For example, the Company estimates that mass COVID testing relating revenue for 2022 was approximately $75 million. DocGo’s ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to predict revenue and expense levels, and plan for and model future growth. Moreover, at least with respect to COVID-19-related testing and vaccination, particularly as the pandemic reaches endemic stages and demand subsides, there can be no assurances that DocGo will be able to find alternative revenue streams to compensate for the loss. We have witnessed a significant reduction in COVID testing activity since the second half of 2022 and expect that this activity will continue to decline.

The pandemic has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels, and led to widespread corporate downsizing, causing a sharp increase in unemployment. There has also been disruption to and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The long-term impact of this pandemic on the U.S. and world economies remains uncertain, and even at times when the pandemic is largely contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

The degree to which COVID-19 impacts DocGo’s business operations, strategy, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and unpredictable, including, but not limited to, the severity of any new outbreaks, resurgences and variants, actions taken to contain resurgences or variants or to address their impact, and other effects. As the COVID-19 pandemic reaches endemic stages, the future impacts to DocGo of COVID-19 remain uncertain, but such impacts could have a material adverse impact on our business, strategy and financial condition.

The high level of competition in DocGo’s industry could adversely affect its business.

The medical transportation industry is highly competitive. In its healthcare transportation segment, DocGo competes with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, as well as other regional and local private companies. The industry also includes several large national and regional providers such as Rural/Metro Corporation, Falck, American Medical Response (AMR), Southwest Ambulance, Paramedics Plus and Acadian Ambulance. Key competitive factors in the medical transportation services industry include the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also very important.

While the mobile health/telehealth market is in an early stage of development, it is also competitive and DocGo expects it to become increasingly competitive in the future, which could make it difficult for DocGo to succeed. The major competitors in the industry include much larger, national or regional telehealth providers such as Dispatch Health, Teladoc, Amwell, and One Medical (acquired by Amazon in February 2023) that generally provide telehealth on behalf of self-insured employers and insurance plans. These competitors, however, generally do not provide direct patient care or last-mile care on behalf of the provider organization. DocGo also believes there are several smaller, private organizations providing in-home or in-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as large health systems or payors, some of which may be DocGo customers or partners, may enter the space using consumer-grade video conferencing platforms such as Zoom and Twilio or develop innovative technologies or business activities that could be disruptive to the industry. Competition could also increase from large technology companies such as Apple, Amazon, Facebook, Verizon, or Microsoft, who may develop their own telehealth solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, which see an opportunity in the surge in interest in telehealth in connection with the COVID-19 pandemic. Competition in the telehealth industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth, and efficacy of telehealth services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value.

DocGo may not be successful in maintaining or growing its competitive position in one or more of its existing markets or in those into which it may expand. Some of DocGo’s competitors may have access to greater financial or other resources than it does, which may afford them greater power, efficiency, financial flexibility, geographical reach or capital resources for growth. In addition, some of DocGo’s competitors are vertically integrated and can leverage this structure to their advantage. DocGo may fail to identify optimal service or geographic markets, focus its attention on suboptimal service or geographic markets or fail to execute an appropriate business model in certain service or geographic markets. DocGo’s competitors may develop new services or technologies that are superior to DocGo’s, develop more efficient or effective methods of providing services or adapt more quickly, efficiently or effectively than DocGo to new technologies and opportunities. DocGo’s competitors may be positioned to provide better services or influence customer requirements, or more quickly respond to changing customer requirements, and thereby establish stronger customer relationships. DocGo’s competitors may offer their services at lower prices because, among other things, they may possess the ability to provide similar services more efficiently, as part of a bundle with other services or generally at a lower cost. These pricing pressures could require DocGo to lower its prices to at or below its costs, requiring DocGo to sacrifice margins or incur losses. Alternatively, DocGo may choose to forgo entering certain markets or exit other markets, which could limit its growth and competitive reach. Any failure by DocGo to compete or to generally maintain and improve its competitive position could adversely affect its business, financial condition and results of operations.

DocGo’s revenue could be adversely affected if it loses some or all of its business under existing contracts.

A significant portion of DocGo’s revenue growth has historically resulted from increases in the business and related fees it collects under existing contracts and the addition of new contracts. DocGo’s contracts with healthcare providers and other customers generally have terms of one to three years, and most of its contracts are terminable by either of the parties upon notice of as little as 30 days. Even if DocGo has an existing contract with a healthcare provider, the contract does not create any exclusive relationship and even if DocGo is given preferred status, the customer often still does business with one or more of DocGo’s competitors. For example, execution under DocGo’s medical transportation services contracts requires that an ambulance or other necessary fleet vehicle be available and within a certain proximity and the time of need and, if one is not available, the customer can and will seek alternative options. Furthermore, certain of DocGo’s contracts will expire during each fiscal period, and DocGo may be required to seek renewal of these contracts through a formal bidding process. Even if DocGo is successful in renewing the contract, the contract may contain terms that are not as favorable to DocGo as its current contracts. There can be no assurances that DocGo will successfully retain its existing contracts and any loss of contracts or reduction in services provided thereunder or under any renewal could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s reliance on government contracts could adversely affect its business.

In recent years, DocGo’s government contract work has represented a substantial portion of its overall revenue, representing approximately 64% and 65% of DocGo’s revenue for the years ended December 31, 2022 and 2021, respectively, and maintaining and continuing to grow this revenue stream is an important part of DocGo’s growth strategy. However, government contract work is subject to significant risks and uncertainties. For example, only eligible parties can bid on and service most government contracts, which requires DocGo to comply with various statutes, rules, regulations and other governmental policies, including those related to wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing. If DocGo fails to comply with any of these requirements, it may be suspended or barred from government work or subject to various administrative sanctions and civil and criminal penalties and fines. Government contract work subjects DocGo to government audits, investigations, and proceedings, which could also lead to DocGo being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs DocGo believes are reimbursable or to the ultimate amount DocGo may be paid under the agreement.

In addition, government contracts typically include strict provisions relating to service level agreements (“SLAs”), involving specific operating performance metrics with which the provider must comply. Failure to comply with these SLAs could result in DocGo receiving reduced revenues from these contracts, DocGo being removed from the project in favor of another provider or DocGo’s programs ceasing entirely.

Additionally, governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated with little or no notice. Given the currently uncertain general economic outlook, whereby a recession could lead to a reduction in a government’s tax revenues, as well as potential changes in the controlling political party in these municipalities, who might be less favorably inclined toward government spending on health care and other social services, the long-term outlook for funding for certain government programs is uncertain. As a result, contracts with government agencies may only be partially funded or may be terminated, and DocGo may not realize all of the potential revenue from those contracts. Government contracts typically can be paused or canceled entirely at any time, in whole or in part, at the government’s convenience or the government can default with little or no prior notice. Under these circumstances, the contractor typically receives payment only for the lesser of the work completed or the amount authorized under the contract, but not the anticipated revenue and profit that could have been earned had the contract been completed. A temporary stoppage or delay or the complete cancellation of a project can create inefficiencies, such as leaving portions of DocGo’s fleet idle for a significant period of time, cause DocGo to lose some or all of its investment in the project or result in financial and other damages that DocGo may not be able to recover from the government. The timing of project awards, including expansions of existing projects, is also unpredictable and can involve complex and lengthy negotiations and competitive bidding processes. Other risks associated with government contracting include more extended collection cycles and heightened or unlimited indemnification obligations. Any failure to maintain and grow DocGo’s government contract revenues for one or more of these or any other reasons could adversely affect DocGo’s business, financial condition and results of operations.

A significant portion of DocGo’s recent revenue growth is derived from a small number of large customers.

A significant portion of DocGo’s revenues and income growth in 2022 was derived from a from a limited number of customers. For the year ended December 31, 2022, one customer accounted for approximately 35% of total sales, while no other customer accounted for as much as 10% of total revenue. This customer is a public benefit corporation, operating and provisioning services on behalf of a variety of municipal agencies. DocGo’s services for this customer are provided under several different contracts, spanning a variety of projects. These contracts are not guaranteed and are terminable at will by the customer. However, termination of any one of those particular contracts does not necessarily indicate a greater likelihood of termination of any of the customer’s other contracts, as these contracts are awarded on a per project basis, with each project running independently of the others. DocGo cannot assure you that this customer or other large customers will continue to do business with it on terms or at rates currently in effect, if at all, or will not elect to do business with DocGo’s competitors or otherwise perform their own services themselves. The loss of one of DocGo’s top customers, if not offset by revenues from new or other existing customers, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo may enter into a large-scale deployment of resources in response to a national emergency as a subcontractor to FEMA or other similar entities, which may adversely affect DocGo’s business.

DocGo does not believe that a FEMA deployment would adversely affect its ability to service its customers, and DocGo is not contractually obligated to respond to FEMA requests. However, if management elects to participate in response to a national emergency, any significant FEMA deployment would require significant management attention and could reduce DocGo’s ability to pursue other opportunities, including to pursue geographic expansion and its growth strategies, which could have an adverse effect on DocGo’s business, financial condition and results of operations.

Risks Related to DocGo’s Limited Operating History

DocGo’s limited operating history may make it difficult to evaluate its business, which may be unsuccessful.

DocGo has a limited operating history since its inception in 2015. As such, there is limited information on which to base an evaluation of its business and prospects. DocGo’s operations are subject to all of the risks inherent in the establishment of a recently formed business, including adding management personnel, managing general expenditures, and managing the timing of payments to vendors and cash receipts from customers, and its success may be limited by unexpected expenses, difficulties, inefficiencies, complications and delays, including the need for additional financing, challenges with the successful commercialization of its services and its geographic expansion, market and customer acceptance of its services and technologies, unexpected issues with federal or state regulatory authorities, competition from larger operations, uncertain intellectual property protection, fluctuations in expenses and dependence on corporate partners and collaborators. Any failure to successfully address these and other risks and uncertainties commonly associated with early-stage companies could seriously harm DocGo’s business and prospects, and it may not succeed given the challenges it faces in the markets in which it operates or may choose to expand into in the future. Additionally, DocGo’s strategy of providing healthcare transportation services with significant reliance on a mobile platform is novel, the telehealth industry is nascent and still evolving and there are no well-established companies offering the “last-mile” telehealth solutions that DocGo offers, all of which carry its own unique risks, including market and consumer acceptance and adoption. Any evaluation of DocGo’s business and its prospects must be considered in light of these factors and the other risks and uncertainties frequently encountered by companies in this early stage of development. No assurance can be given that DocGo will be able to successfully navigate these issues or implement any of its growth strategies in a timely or effective manner, which could negatively impact DocGo’s business, financial condition and results of operations.

Much of DocGo’s revenue, employee and operations growth has occurred during the past three years, which has been partially driven by significant COVID-related impacts. The Company estimates that COVID testing related revenue for 2021 was approximately $110 million and $75 million in 2022. However, as the COVID-19 pandemic has reached endemic levels and demand for COVID-related products has subsided, DocGo’s COVID testing-related revenues have declined, and at the end of 2022 represented an insignificant proportion of the Company’s overall revenues. DocGo’s future growth will be driven by its ability to continue to replace these COVID-testing-related revenues with other revenue streams. DocGo’s ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to predict revenue and expense levels, and plan for and model future growth.

DocGo has a history of losses, expects its operating expenses to increase significantly in the foreseeable future and may not achieve or sustain profitability.

From inception to 2021, DocGo recorded a net loss each fiscal year. Fiscal year 2021 was the first year in which DocGo recorded net income, and DocGo recorded net income of $22.8 million in fiscal year 2022. Prior to 2021, when DocGo recorded $19.2 million in net income, DocGo had experienced a net loss in each year since inception, including a net loss of $14.8 million for the fiscal year ended December 31, 2020. As of December 31, 2022, DocGo had an accumulated deficit of $36.6 million. While DocGo has recently been able to generate revenues and believes its business strategy provides for predictable revenue streams in future periods, its revenues may not increase in future periods, and it may resume incurring net losses for some time as it continues to grow. Even if DocGo generates net income in a given year, there remains the likelihood that the Company could incur net losses in any given quarter, given the fluctuating nature of revenues and expenses, particularly given the significant costs that are incurred during the beginning stages of new projects, coupled with marketing and personnel costs incurred for developing potential new business lines. It is difficult for DocGo to predict its future results of operations, and it expects its operating expenses to increase significantly over the next several years as it continues to expand its operations and infrastructure, acquire additional vehicles, hire additional personnel, make and integrate future acquisitions and invest in technology and research and development. In addition to the costs to grow its business, DocGo also expects to incur significant additional legal, accounting and other expenses as a public company. If DocGo fails to increase its revenue to offset the increases in its operating expenses, DocGo may not achieve or sustain profitability in the future.

If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.

Since DocGo’s inception in 2015, it has experienced rapid growth in the United States and more recently, internationally in the United Kingdom, and it expects to continue to grow in the future. For example, DocGo’s revenues have grown from $30.9 million in the year ended December 31, 2017 to $440.5 million in the year ended December 31, 2022, and DocGo’s employee base has grown to nearly 3,000 employees (exclusive of independent contractors and agency employees) in just over seven years. This growth has placed, and may continue to place, significant strain on DocGo’s management, its operational and financial infrastructure and its controls and procedures, which may not be adequate to support this growth or sustain further expansion in the future.

DocGo’s ability to effectively manage its growth has required, and will continue to require, it to expand and improve its operational and financial infrastructure, including its controls and procedures, and to retain, attract, train, motivate and manage employees, including qualified medical professionals, operations personnel and financial and accounting staff. Additionally, DocGo has needed to, and will continue to need to, integrate new technologies and acquisitions into its existing business and establish consistent policies across regions and functions. Achieving these goals has required DocGo to commit substantial financial, operational and technical resources, and DocGo expects these demands to persist, and very likely to increase, as it continues to grow in the future.

The expansion and increasing complexity of DocGo’s business has placed significant strain on its operations, personnel and systems and further growth in the future could restrict DocGo’s ability to develop and improve its operational, financial and management controls and enhance its reporting systems and procedures. If DocGo is not able to effectively manage this expansion in its operations and attract, train and retain additional qualified personnel in an efficient manner, DocGo’s operations and services will be adversely affected and its customers may choose one or more of its competitors. Additionally, DocGo’s failure to maintain or upgrade its technology infrastructure effectively to support its growth or otherwise maintain its technological competitive advantage could result in unanticipated system disruptions, slow response times, or an unsatisfactory customer experience, any of which could cause DocGo to no longer be in compliance with the minimum service levels required by certain customer contracts. An inability to maintain effective management, financial and reporting systems, controls and procedures could adversely affect DocGo’s ability to provide timely and accurate financial information or result in a misstatement of account balances or disclosures. If DocGo is unable to effectively manage its recent or future growth, its operations, business, financial condition and results of operations could be adversely affected.

DocGo is currently an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Common Stock less attractive to investors.

DocGo is currently an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, DocGo is only required to provide two years of audited financial statements and only two years of related selected financial data and management discussion and analysis of financial condition and results of operations disclosure. In addition, DocGo is not required to obtain auditor attestation of its reporting on internal control over financial reporting, has reduced disclosure obligations regarding executive compensation and is not required to hold non-binding advisory votes on executive compensation. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period to comply with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. DocGo has elected to take advantage of such extended transition period. DocGo cannot predict whether investors will find its Common Stock to be less attractive as a result of its reliance on these exemptions. If some investors find its Common Stock to be less attractive as a result, there may be a less active trading market for the Common Stock and the price of the Common Stock may be more volatile than the historical trading market.

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

Further, there is no guarantee that the exemptions available under the JOBS Act will result in significantly lower compliance costs. To the extent that DocGo chooses not to use exemptions from various reporting requirements under the JOBS Act, or if it is no longer an emerging growth company, it will incur additional compliance costs, which may impact DocGo’s financial condition.

Risks Related to Information Technology

DocGo relies on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and DocGo’s own systems for providing services to DocGo’s clients and consumers, and any failure or interruption in the services provided by these third parties or DocGo’s own systems could expose DocGo to disputes, litigation and negatively impact DocGo’s relationships with clients, adversely affecting DocGo’s brand and DocGo’s business. Such disputes and litigation could cause DocGo to incur significant additional legal and other expenses.

DocGo serves its clients and consumers from two geographically dispersed data centers, one in the United States and one in the United Kingdom. While DocGo controls and has access to its servers, DocGo does not control the operation of these facilities. The owners of DocGo’s data center facilities have no obligation to renew their agreements with DocGo on commercially reasonable terms, or at all. If DocGo is unable to renew these agreements on commercially reasonable terms, or if one of DocGo’s data center operators is acquired, DocGo may be required to transfer its servers and other infrastructure to new data center facilities, and DocGo may incur significant costs and possible service interruption in connection with doing so. Problems faced by DocGo’s third-party data center locations with the telecommunication network providers with whom DocGo or they contract, or with the systems by which DocGo’s telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and consumers. DocGo’s third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by DocGo’s third-party data center operators or any of the service providers with whom DocGo or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if DocGo’s data centers are unable to keep up with DocGo’s growing needs for capacity, this could have an adverse effect on DocGo’s business. For example, a rapid expansion of DocGo’s business could affect the service levels at DocGo’s data centers or cause such data centers and systems to fail. Any changes in third-party service levels at DocGo’s data centers or any disruptions or other performance problems with DocGo’s solution could adversely affect DocGo’s reputation and may damage DocGo’s clients’ and consumers’ stored files or result in lengthy interruptions in DocGo’s services. Interruptions in DocGo’s services may reduce DocGo’s revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, as well as penalties related to service level credits and uptime, subject to potential liability or adversely affect client renewal rates.

In addition, our ability to deliver DocGo’s Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with DocGo’s service level commitments. However, DocGo has experienced, including during the period immediately following the beginning of the COVID-19 pandemic, and expect that DocGo may experience in the future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of DocGo’s systems, DocGo may experience an extended period of system unavailability, which could negatively impact DocGo’s relationship with clients and customers. To operate without interruption, both DocGo and its service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside DocGo’s control;

●	communications failures;

●	software and hardware errors, failures and crashes;

●	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

●	other potential interruptions.

DocGo also relies on computer hardware purchased and software licensed from third parties in order to offer its services. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisions of DocGo’s services until equivalent technology is either developed by DocGo or, if available from third parties, is identified, obtained and integrated.

DocGo exercises limited control over third-party vendors, which increases DocGo’s vulnerability to problems with technology and information services they provide. Interruptions in DocGo’s network access and services may in connection with third-party technology and information services reduce DocGo’s revenues, cause DocGo to issue refunds to clients, subject DocGo to potential liability and adversely affect client renewal rates. Although DocGo maintains a security and privacy damages insurance policy, the coverage under DocGo’s policies may not be adequate to compensate DocGo for all losses that may occur related to the services provided by DocGo’s third-party vendors. In addition, DocGo may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

DocGo’s ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect DocGo’s relationships with its clients and damage its reputation. This could materially and adversely impact DocGo’s business, financial condition and operating results.

DocGo’s proprietary software may not operate properly, which could damage DocGo’s reputation, give rise to claims against DocGo or divert application of DocGo’s resources from other purpose, any of which could harm DocGo’s business, financial condition and results of operations.

DocGo’s platform provides consumers the ability to, among other things, register for DocGo’s services; complete, view and edit medical history; request a visit (either scheduled or on demand); and conduct a visit (via video or phone). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. DocGo encounters technical obstacles from time to time, and it is possible that DocGo may discover additional problems that prevent its proprietary applications from operating properly or in accordance with its contractual obligations to its customers. If DocGo’s solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert claims against DocGo or attempt to cancel their contracts with DocGo. This could damage DocGo’s reputation, lead to a loss of revenues and impair its ability to attract or maintain clients.

Moreover, data services are complex and those DocGo offers have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in DocGo’s existing or new software-based products and services may arise in the future and may result from interface of our solution with systems and data that DocGo did not develop and the function of which is outside of DocGo’s control or undetected in our testing. These defects and errors, and any failure by DocGo to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to DocGo’s reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solution from DocGo. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on DocGo’s financial condition and results of operations.

DocGo invested in and implemented upgraded information systems and processes in 2022. While DocGo expects these investments to provide incremental advantages, DocGo cannot assure you that all enhancements will be completed in a timely manner, within DocGo’s budget or that such enhancements will be sufficient to meet the expectations of DocGo’s current and prospective customers.

If DocGo cannot implement its solution for clients or resolve any technical issues in a timely manner, DocGo may lose clients and its reputation may be harmed.

DocGo’s clients utilize a variety of data formats, applications and information systems and our solution must support clients’ data formats and integrate with complex enterprise applications and information systems. If DocGo’s enterprise software does not currently support a client’s required data format or appropriate integrate with a client’s applications and information systems, then DocGo must configure its enterprise software to do so, which increases DocGo’s expenses. Additionally, DocGo does not control its clients’ implementation schedules. As a result, if DocGo’s clients do not allocate the internal resources necessary to meet their implementation responsibilities, or if DocGo faces unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, DocGo could incur significant costs, clients could become dissatisfied and decide not to increase utilization of DocGo’s solution or not to implement DocGo’s solution beyond an initial term of commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize DocGo’s client relationships.

DocGo’s clients depend on DocGo’s support services to resolve any technical issues relating to DocGo’s solution and services, and DocGo may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as DocGo increases the size of its client, member and patient bases. DocGo may also be unable to modify the format of its support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, DocGo may be unable to provide satisfactory support services to its consumers. Further, if DocGo is unable to address consumers’ needs in a timely fashion or further develop and enhance its solution, or if a client or member is not satisfied with the quality of work performed by DocGo or with the technical support services rendered, then DocGo could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and DocGo’s profitability may be impaired and clients’ dissatisfaction with DocGo’s solution could damage its ability to expand the number of software-based products and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationship with DocGo or renew on less favorable terms. Moreover, negative publicity related to DocGo’s client relationships, regardless of its accuracy, may further damage its business, by affecting its reputation or ability to compete for new business with current or prospective clients. If any of these were to occur, DocGo’s revenue may decline and its business, financial condition and results of operations could be adversely affected.

DocGo’s reliance on third-party software could adversely affect its business.

DocGo’s success depends in part on its integrations and relationships with third-party software providers, particularly with the development and expansion of DocGo’s offerings and technologies. DocGo also relies on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit electronic medical records and other personal patient information. DocGo uses third-party software internally as well, including for communication purposes. If these third parties cease to provide access to the software that DocGo uses, if it is not available on terms that DocGo believes to be reasonable, or it is not available in the most current version, DocGo may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Some of DocGo’s technology partners may also take actions which disrupt the utility of the software to DocGo or the interoperability of DocGo’s platform with their own products or services, or exert strong business influence on DocGo’s ability to and the terms on which it operates and distributes its platform. Additionally, third-party services and products are constantly evolving, and DocGo may not be able to modify its operations or platform to assure its compatibility with that of other third parties following development changes. DocGo’s third-party licenses are typically non-exclusive and its competitors may obtain the right to use any of the technology covered by these licenses to compete directly with it. If any of DocGo’s technology partners limits access or modifies their products, standards or terms of use in a manner that degrades the functionality or performance of DocGo’s platform, that is otherwise unsatisfactory or adverse to DocGo, or that gives preferential treatment to competitive products or services, DocGo’s business, financial condition and results of operations could be adversely affected.

Some of DocGo’s software and systems contain open-source software, which may pose particular risks to DocGo’s proprietary software, technologies, products and services in a manner that could harm its business.

DocGo uses software licensed to DocGo by third-party developers under “open source” licenses in connection with the development or deployment of its proprietary software and expects to continue to use open-source software in the future. Some open-source licenses contain express requirements, which may be triggered under certain circumstances, that licensees make available source code for modifications or derivative works created or prohibit such modifications or derivative works from being licensed for a fee. Although DocGo monitors its use of any open-source software to avoid subjecting its platform to such requirements, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on DocGo’s ability to develop or use its proprietary software. DocGo may face claims from third parties demanding the release or license of the open-source software or derivative works that DocGo developed from such software (which could include its proprietary source code) or otherwise seeking to enforce the terms of applicable open-source licenses. These claims could result in litigation and could require DocGo to publicly release portions of its proprietary source code or cease distributing or otherwise using the implicated solutions unless and until DocGo can re-engineer them.

In addition, DocGo’s use of open-source software may present greater risks than use of other third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that DocGo’s platform depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that DocGo uses could prevent the deployment or impair the functionality of its systems and injure its reputation. In addition, the public availability of such software may make it easier for others to compromise its platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on DocGo’s business, financial condition and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability, which could adversely affect DocGo’s business.

DocGo is highly dependent on information technology networks and systems, including on-site systems, managed data center systems and cloud-based computing center systems, to securely process, transmit and store sensitive data and information, such as protected health information (“PHI”) and other types of personal data or personally identifiable information (“PII”) relating to its employees, customers, patients and other confidential or proprietary business information. Computer malware, viruses, spamming, and phishing attacks have become more prevalent, have occurred on DocGo’s systems in the past, and may occur on DocGo’s systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors or intentional acts by DocGo’s employees or third-party service providers, or breaches in the security of these systems or platforms. These and other issues can create system disruptions, shutdowns or unauthorized access to or disclosure or modifications of such sensitive data or information, including PHI or PII. DocGo also utilizes third-party service providers for important aspects of the collection, storage, processing and transmission of this sensitive information and therefore is dependent on these third parties to similarly manage cybersecurity risks.

Because of the sensitivity of PHI, other PII and other sensitive information that DocGo and its service providers collect, store, transmit, and otherwise process, the security of DocGo’s technology platform and other aspects of its services, including those provided or facilitated by DocGo’s third-party service providers, are important to DocGo’s operations and business strategy. DocGo takes certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. DocGo is also in the process of upgrading its systems to be ISO 27001 and Service Organization Controls (SOC) 2 compliant. Measures taken to protect DocGo’s systems, those of its contractors or third-party service providers, or the PHI, other PII, or other sensitive information DocGo or contractors or third-party service providers process or maintain, may not adequately protect DocGo from the risks associated with the collection, storage, processing and transmission of such sensitive information. Additionally, updates or upgrades to systems, including those currently underway with respect to ISO 27001 and SOC 2 compliance, are time-consuming and costly, and they may not be effective in preventing data breaches or operate as designed, and they could create new inefficiencies or vulnerabilities. DocGo may also be required to expend significant capital and other resources to address problems caused by security breaches. Despite DocGo’s implementation of security measures, cyberattacks are becoming more sophisticated and frequent. As a result, DocGo or its third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures. If DocGo is unable to earn and maintain necessary certifications, including ISO 27001 and SOC 2 compliance, it could result in reputational harm and customer churn, and adversely affect DocGo’s ability to provide its services.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information that DocGo or its contractors or third-party service providers maintain or otherwise process, could harm DocGo’s reputation, compel it to comply with breach notification laws, cause it to incur significant costs for remediation, fines, penalties, notification to individuals, measures intended to repair or replace systems or technology and to prevent future occurrences, cause potential increases in insurance premiums, and require DocGo to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If DocGo is unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that DocGo has been unable to do so, its operations or the functionality of its innovative technology could be disrupted; it may be unable to provide access to its systems; it could lose customers; it could see negative repercussions to its reputation, adverse impacts on customers, loss of customer and investor confidence, financial loss; and it could be subject to governmental investigations or other actions, regulatory or contractual penalties, and other claims and liabilities. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harms.

Any such breach or interruption of DocGo’s systems or those of any of its third-party service providers could compromise DocGo’s networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations and related rules (collectively, “HIPAA”), and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt DocGo’s operations, including its ability to perform its services, access customer and patient health information, collect, process, and prepare company financial information, and provide information about DocGo’s current and future services. Any such breach could also compromise DocGo’s trade secrets and other proprietary information, which could adversely affect DocGo’s business and competitive position. While DocGo maintains insurance covering certain data security and privacy damages and claim expenses, it may not carry insurance or maintain coverage sufficient to compensate for all liabilities and even if covered, it would not address the reputational damage that could result from a security incident.

As of the date of this filing, DocGo has not been impacted by any security breaches to its technology platform, including its on-site systems, managed data center systems and cloud-based computing center systems.

Risks Related to DocGo’s Operations

DocGo’s success depends on its key management personnel.

DocGo’s success depends to a significant degree upon the contributions of certain key management personnel. The loss of any of DocGo’s key personnel could affect its ability to run its business effectively. DocGo’s success will depend on its ability to retain its current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and DocGo cannot assure you that it can retain its key personnel or that its succession planning will prove effective. The loss of a member of senior management requires the remaining executive officers and the Board of Directors of DocGo (the “Board”) to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in DocGo’s key personnel positions, including executive positions, on a timely basis could adversely affect its ability to implement its business strategy, which would negatively impact its results of operations.

DocGo’s labor costs are significant and any inability to control those costs could adversely affect its business.

Labor expenses (which includes both directly employed personnel as well as subcontracted labor) are DocGo’s largest cost, representing approximately 69% and 60% of its 2022 and 2021 revenues, respectively. DocGo competes, in a highly competitive labor market, with other healthcare providers to attract healthcare professionals, including EMTs, paramedics and nurses, to support its operations. In some markets in which DocGo operates, the lack of availability of clinical personnel has become a significant operating issue that all healthcare providers face. This labor shortage has, and could continue in the future, require DocGo to increase wages and benefits to recruit and retain qualified personnel or to identify and contract with more expensive temporary personnel. DocGo also depends on the available labor pool of technology-skilled workers in certain of the markets in which it operates.

If DocGo’s labor costs increase, and it is unable to raise rates to offset these increased costs, DocGo’s results of operations and cash flows will likely be adversely affected. In particular, because a significant percentage of DocGo’s revenue consists of fixed, prospective payments, its ability to pass along increased labor costs is limited. If labor costs rise at an annual rate greater than its revenues, DocGo’s results of operations and cash flows will likely be adversely affected.

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

The pool of qualified healthcare professionals, including EMTs, paramedics, LPNs and nurses, available to staff DocGo’s broad spectrum of contracts and customer needs is limited and DocGo invests significant resources to attract, train and retain these professionals. There is a relatively high rate of turnover in healthcare professional positions and, with DocGo’s expansion, its requirements in these positions have increased significantly. A significant number of employees have joined DocGo in recent years as it has grown, and DocGo’s success is dependent on its ability to maintain and instill its culture, align its talent with its business needs, engage its employees and inspire them to be open to change, to innovate and to maintain a customer-driven focus when delivering its services. As such, DocGo’s ability to recruit, train and retain a sufficient number of qualified healthcare professionals has a direct impact on its operations.

DocGo has, from time to time, experienced, and it expects to continue to experience, difficulty in hiring and retaining healthcare professionals with appropriate qualifications, a difficulty that is amplified by the scope of the geographic and demographic diversity of the markets in which DocGo operates or may expand into in the future. In the U.S., this difficulty is exacerbated by the currently tight labor market. Moreover, DocGo’s customers, including the healthcare providers with which it partners, have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts, which also decreases the number of healthcare professionals who may be qualified to staff certain of DocGo’s contracts. DocGo competes with other companies to recruit and retain these qualified healthcare professionals, including DocGo’s direct competitors, government and private emergency and first responders as well as healthcare providers, including DocGo’s partners and customers. Competition to fill these positions can be even greater in certain geographic regions, including more rural or economically depressed areas. In addition, the COVID-19 pandemic has significantly increased the demand for healthcare professionals in all regards, which makes it more difficult for DocGo to attract and retain the necessary qualified professionals. If DocGo is unable to attract, train and retain highly qualified healthcare professions, or if turnover rates are higher than it anticipates, it could have an adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s employees may work in challenging environments.

DocGo operates in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, the Company is subject to heightened risk of legal claims or other regulatory enforcement actions. Although the Company has implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our team members, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations and may put our employees and others in close proximity to potentially harmful environments or situations. These potentially harmful environments or situations may result in injuries to DocGo’s employees, which could result in liability to DocGo or delay the completion or commencement of DocGo’s services.

Unsafe work sites also have the potential to lead to claims, litigation or other liability, or increase employee turnover, increase costs, damage DocGo’s reputation and brand and raise its operating and insurance costs. Any of the foregoing could result in, among other things, financial losses, litigation or other liability or reputational harm, which could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s inability to collect on its customer receivables or unfavorable shifts in payor mix could adversely affect its business.

The general practice in DocGo’s industry is to provide healthcare services in advance of payment and, in many cases, prior to any assessment of the patient’s insurance coverage and his or her ability to pay in the event insurance coverage is not available. DocGo ultimately bills a number of different payors, including private insurance, Medicare and Medicaid, the healthcare provider or facility and self-pay patients. These different payors typically have different billing, coding, documentation and other compliance requirements that DocGo must satisfy and any procedural deficiencies or incorrect or incomplete information could result in delays or partial or complete non-payment for the services DocGo has rendered. Changes in payor mix, particularly those that increase the percentage of patients covered by lower paying government programs as compared to private insurance or that increase the percentage of self-pay patients, can reduce the amount DocGo receives for its services and adversely affect DocGo’s ability to collect on its receivables. The ability to bill and collect on certain accounts may also be limited by statutory, regulatory and investigatory initiatives, such as restrictions on charges for out-of-network services or by private lawsuits, including those directed at healthcare charges and collection practices for uninsured and underinsured patients. Other factors that can adversely affect DocGo’s billing and collection efforts include general macroeconomic conditions, disputes between payors as to which party is responsible for payment, variation in coverage for similar services among various payors and the ability of individual patients to pay. These and other risks and uncertainties that impact DocGo’s ability to timely bill and collect on its receivables or the amount DocGo can charge for its services could adversely affect DocGo’s business, financial condition or results of operations.

DocGo may not accurately assess the costs it will incur under new revenue opportunities.

DocGo must accurately assess the costs it will incur in providing its services in order to realize adequate profit margins and otherwise meet its financial and strategic objectives, particularly with respect to the expansion of its mobile health business. However, increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase, in particular due to labor shortages and other factors, make assessing the costs associated with the pricing of new contracts, maintenance of existing contracts, and pricing new services that DocGo has not previously offered, more difficult. Starting new contracts and service offerings has typically resulted in a temporary negative impact to cash flow as DocGo absorbed various expenses before it was able to bill and collect revenue associated with the new contracts or services. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time than DocGo anticipates. Any failure to accurately predict costs or the timing of payments from customers or to negotiate an adequate profit margin could have a material adverse effect on DocGo’s business, financial condition and results of operations.

If DocGo is unable to successfully develop new offerings and technologies, or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, DocGo’s business could be adversely affected.

Technology, including the mobile technologies DocGo utilizes on its innovative platform, is characterized by rapid change, changing consume requirements, short product lifecycles, and evolving industry standards and changing regulatory requirements. DocGo’s continued success and growth depend in part upon its ability to enhance its solutions with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. As DocGo’s operations grow, DocGo must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its infrastructure as the cost of technology increases. DocGo’s future success also depends on its ability to adapt its systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of its solutions in response to competitive services and offerings. DocGo may not be able to maintain its existing systems or replace or introduce new technologies and systems as quickly as DocGo would like or in a cost-effective manner.

There is no guarantee that DocGo will possess the resources, either financial or personnel, for the research, design, and development of new applications or services, or that DocGo will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of DocGo’s competitors or future competitors will not resolute in DocGo’s present or future applications and services becoming uncompetitive or obsolete. If DocGo is unable to enhance its offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than DocGo’s offerings, its business, financial condition, and results of operations could be adversely affected.

DocGo’s success will also depend on the availability of its mobile apps in app stores and in “super-app” environments, and the creations, maintenance and development of relationships with key participants in related industries, some of which may also be DocGo’s competitors. In addition, if accessibility of various apps is limited by government actions, the full functionality of devices may not be available to its members. Moreover, third-party platforms, services, and offerings are constantly evolving, and DocGo may not be able to modify its platform to assures its compatibility with those third parties. If DocGo loses such interoperability, DocGo experiences difficulties or increased costs in integrating its offerings into alternative devices or systems, or manufacturers or operating systems elect not to include DocGo’s offerings, make changes that degrade the functionality of its offerings, or give preferential treatment to competitive products, the growth of DocGo’s business, financial condition, and results of operations could be materially adversely affected. This risk may be exacerbated by the frequency with which individuals change or upgrade their devices. In the event individuals choose devices that do not already include or supports DocGo’s platform or do not install DocGo’s mobile apps when they change or upgrade their devices, member engagement may be harmed.

DocGo’s marketing efforts to help grow its business, including its recent rebrand, may not be effective.

Promoting awareness of DocGo’s brand, innovative technology and services is important to its ability to grow its business, to attract and retain customers and to gain market acceptance of its products and services, and these efforts can be costly. DocGo believes that much of the growth in its business is in part attributable to its marketing initiatives. DocGo’s marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if DocGo successfully increases revenue as a result of its paid marketing efforts, it may not offset the additional marketing expenses it incurs. Any factor that diminishes DocGo’s reputation or that of its brands, including adverse publicity or failing to meet the expectations of customers, could make it substantially more difficult for DocGo to attract new customers. If these marketing efforts are not successful, DocGo’s business, financial condition and results of operations could be adversely affected.

DocGo’s insurance coverage, including the reserves DocGo establishes with respect to its insurable losses, could adversely affect its business.

In connection with DocGo’s insurance programs, management establishes reserves for losses and related expenses within its self-insured retention limits, which represent estimates involving actuarial and statistical projections, at a given point in time, of DocGo’s expectations of the ultimate resolution and administration costs of losses it has incurred in respect of its liability risks. Insurance reserves inherently are subject to uncertainty. DocGo’s reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. DocGo uses these actuarial estimates to determine appropriate reserves, and DocGo’s reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While DocGo monitors claims closely when it estimates reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions DocGo uses in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in DocGo’s Consolidated Financial Statements. If DocGo determines that its estimated reserves are inadequate, it would be required to increase reserves at the time of the determination, which would reduce DocGo’s earnings in the period in which the deficiency is determined and could have a material adverse effect on DocGo’s business, financial condition and results of operations.

Some of DocGo’s insurance coverage is through third-party insurers. To the extent DocGo holds policies to cover certain groups of claims or relies on insurance coverage obtained by third parties to cover such claims, DocGo may still be responsible for losses. This could occur for a variety of reasons, including if DocGo or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims. Furthermore, for DocGo’s losses that are insured or reinsured through commercial insurance companies, it is subject to the “credit risk” of those insurance companies. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as DocGo expands the geographies in which it does business. As a result, adequate professional liability insurance may not be available to it in the future at acceptable costs or at all. While DocGo believes its commercial insurance company providers are creditworthy, there can be no assurance that such insurance companies will remain so in the future, and any failure of DocGo’s insurance coverage to adequately cover any losses could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is required to make capital expenditures in order to remain competitive.

DocGo’s capital expenditure requirements primarily relate to maintaining, growing and upgrading its vehicle fleet and medical equipment to serve its customers and remain competitive. The aging of DocGo’s ambulance fleet requires DocGo to make regular capital expenditures, including to lease newer replacement ambulances to maintain its current level of service. DocGo’s net capital expenditures totaled $3.2 million and $4.7 million in the years ended December 31, 2022 and 2021, respectively, representing acquisitions of property and equipment, less the proceeds from disposals of property and equipment. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require DocGo to invest significant capital in additional equipment or capacity in order to remain competitive. DocGo may also commit significant capital to acquiring new infrastructure to expand into new geographies. If DocGo is unable to fund any such investment, due to macroeconomic factors such as rising inflation, lack of access to the capital markets, rising interest rates or otherwise, or otherwise fails to invest in new ambulances, medical equipment or other infrastructure, its business, financial condition or results of operations could be materially and adversely affected.

DocGo’s international operations subject it to additional risks that could adversely affect its business.

DocGo currently provides healthcare transportation services in the United Kingdom and intends to further expand its operations and services internationally, which subjects DocGo to regulatory, macroeconomic, geopolitical and other events and uncertainties in these foreign jurisdictions. In addition to the risks discussed elsewhere herein that are common to DocGo’s operations more generally, DocGo faces additional risks specific to its international operations, including but not limited to:

●	geopolitical, social, macroeconomic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, such as the war in Ukraine and rising tensions in the Taiwan Strait; pandemics and endemics; and an inflationary environment, rising interest rates and recessionary fears;

●	difficulties and increased costs in developing, staffing and simultaneously managing a large number of varying foreign operations, including as a result of distance, language, cultural differences and labor shortages and expenses;

●	restrictions and limitations on the transfer or repatriation of funds;

●	fluctuations in currency exchange rates;

●	costs and challenges associated with complying with varying legal and regulatory environments in multiple foreign jurisdictions, including privacy laws such as the E.U. General Data Protection Regulation;

●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

●	potential for privatization and other confiscatory actions; and

●	other dynamics in international jurisdictions, any of which could result in substantial additional legal or compliance costs, liabilities or obligations for DocGo or could require it to significantly modify its current business practices or even exit a given market.

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the United Kingdom’s exit from the European Union (Brexit) and the uncertainty regarding how the agreements reached will operate, any of which could be material. International operations also carry financial risks such as those related to fluctuations in foreign currency exchange rates and disparate tax laws. These and other risks related to DocGo’s existing or future foreign operations, or the associated costs or liabilities, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, and/or other acts by third parties.

DocGo and its customers depend on the ability of its business to run smoothly, including the ability of its fleet of ambulances, which are often needed in times of emergency, to transport patients. Any material disruption caused by natural disasters, including, fires, floods, hurricanes, volcanoes, and earthquakes (in each case, including due to climate change or otherwise) power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents; and other actions by third parties and other similar disruptions could cause DocGo to lose critical data and services and otherwise adversely affect DocGo’s ability to conduct business. Even with disaster recovery arrangements, DocGo’s services could be interrupted and DocGo’s insurance coverage may not compensate it for losses that may occur in the wake of such events. If any disruption results in the destruction of some or all of DocGo’s fleet, significant disruption to DocGo’s business, contributes to a general decrease in local, regional or global macroeconomic activity or otherwise impairs DocGo’s ability to meet customer demands, or if DocGo is not able to develop or execute on an adequate recovery plan in such circumstances, DocGo’s business, financial condition and results of operations could be materially adversely affected.

Rising inflation may negatively impact DocGo’s business and financial results.

The inflation rate in the U.S., as measured by the Consumer Price Index (CPI) has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. For 2021, inflation increased from the 1.4%-2.6% range in the first quarter, to 4.2% in April, and was in the 5.0%-6.0% range through the end of the third quarter of 2021, before increasing to the 6.0%-7.0% range in the fourth quarter. For the full year, the inflation rate was 4.7% in 2021, the highest annual rate since the 5.4% rate recorded in 1990. The inflation rate continued to increase in early 2022, reaching approximately 9.1% in June 2022, 8.2% in September 2022, and declining to 6.5% in December 2022. In an attempt to dampen inflation, the U.S. Federal Reserve implemented seven interest rate increases in 2022, raising its benchmark rate (the “federal funds rate”) from near 0.00% at the beginning of the year to a level of 4.25% to 4.50% as of the end of December 2022, and as of the date of the filing of this Annual Report, it has so far implemented one interest rate increase in 2023, to the current level of 4.50% - 4.75%. Looking into 2023, DocGo anticipates a moderation of the inflation rate, as a result of these recent rate increases, but DocGo expects that inflation will remain well above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and DocGo’s business, operating results and cash flows may be adversely affected.

Risks Related to DocGo’s Intellectual Property

DocGo’s failure to protect or enforce its intellectual property rights could impair our ability to protect our technology and our brand.

DocGo’s success depends in part on its ability to enforce and protect its intellectual property rights and technology, including its code, information, data, processes and other forms of information, know-how and technology. DocGo relies on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect its intellectual property and other proprietary rights. DocGo also enters into confidentiality and invention assignment agreements with its employees and consultants and enters into confidentiality agreements with certain of its third-party providers and strategic partners. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated.

Some of DocGo’s intellectual property protections do not prevent competitors or others from independently developing technologies that are substantially equivalent or superior to DocGo’s offerings. Further, it may still be possible for competitors and other unauthorized third parties to copy DocGo’s technology and use its proprietary information to create or enhance competing platforms, solutions and services. DocGo also enters into strategic relationships, joint development and other similar agreements with third parties where intellectual property arising from such relationships may be jointly owned or may be transferred or licensed to the counterparty. These arrangements may limit DocGo’s ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to the joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly owned intellectual property or DocGo’s ability to compete in the market. As DocGo expands its international activities, its exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase as the laws of some countries do not provide the same level of intellectual property protection as do the laws of the United States, and effective intellectual property protections may not be available or may be limited and harder to enforce in some jurisdictions.

DocGo may be required to spend significant resources in order to establish, monitor and protect its intellectual property rights. DocGo may not always detect infringement of its intellectual property rights, and defending or enforcing its intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Any enforcement efforts, and litigation in particular, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of DocGo’s intellectual property. DocGo’s efforts to enforce its intellectual property rights may also be met with defenses, counterclaims and countersuits attacking the validity and enforceability of its intellectual property rights. An adverse determination of any litigation proceedings could put DocGo’s patents at risk of being invalidated or interpreted narrowly and could put DocGo’s related pending patent applications at risk of not issuing. DocGo’s inability to protect its proprietary technology against unauthorized copying or use, as well as any costly litigation or extensive enforcement activities, could impair the functionality of DocGo’s platform, delay introductions of enhancements to the platform, result in DocGo’s substituting inferior or more costly technologies, harm DocGo’s reputation or brand and otherwise have a material adverse effect on its business, financial condition and results of operations.

Claims by others that DocGo infringed their proprietary technology or other intellectual property rights could adversely affect DocGo’s business.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which DocGo refers to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, DocGo may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on DocGo’s business, financial condition, and results of operations.

Given the competitive landscape and pervasiveness of litigation in DocGo’s industry, from time to time, third parties may assert claims of infringement of intellectual property rights against DocGo. In addition, third parties have previously sent DocGo correspondence regarding various allegations of intellectual property infringement. DocGo incorporates technology from third parties into its platform and, as such, it cannot be certain that these licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which DocGo may operate. As DocGo gains an increasingly higher public profile, DocGo expects the possibility of these and other types of intellectual property rights claims against it will grow. Although DocGo believes that it has meritorious defenses, there can be no assurance that DocGo will be successful in defending against these and future allegations or in reaching a business resolution that is acceptable to DocGo.

Many potential litigants, including some of DocGo’s competitors and non-practicing entities, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could be costly, time-consuming and a significant distraction to management. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, DocGo could risk compromising its confidential information during this type of litigation. In addition, in some instances, DocGo may agree to indemnify our clients against certain third-party claims, which may include claims that DocGo’s solutions infringe the intellectual property rights of such third parties. DocGo’s business could be adversely affected by any significant disputes between DocGo and its clients as to the applicability or scope of DocGo’s indemnification obligations to them. With respect to any intellectual property rights litigation or indemnification obligation, DocGo may need to negotiate a license to continue operations if found to be in violation of a third party’s rights, and these licenses may not be available on favorable or commercially reasonable terms, or at all. DocGo may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against it, DocGo may be subject to an injunction or other restrictions that prevent it from using the relevant intellectual property, or DocGo may determine it is prudent to agree to a settlement that restricts DocGo’s operations or its use of certain intellectual property, any of which could adversely affect DocGo’s business, financial condition and results of operations.

Risks Related to DocGo’s Legal and Regulatory Environment

DocGo could be subject to lawsuits for which it does not have sufficient reserves, which could have a material adverse effect on DocGo’s business, financial condition and results of operations.

Healthcare providers and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, healthcare transportation services can result in lawsuits related to vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Moreover, in the normal course of DocGo’s business, it has been and may continue to be involved in lawsuits, claims, audits and investigations, including those arising out of its billing practices, employment disputes, contractual claims and other business disputes for which DocGo may have no insurance coverage, and which are not subject to actuarial estimates. Some of these lawsuits may involve large claim amounts and substantial defense costs.

Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, which may or may not be covered by DocGo’s existing insurance or may require DocGo to modify its services or require it to stop serving certain customers or geographies, all of which could negatively impact its existing business and its ability to grow. DocGo may also become subject to periodic audits, which would likely increase its regulatory compliance costs and may require it to change its business practices or the scope of its operations. Managing legal proceedings, litigation and audits, even if DocGo achieves favorable outcomes, is time-consuming and diverts management’s attention from DocGo’s day-to-day business. The outcome of these matters or future claims and disputes are difficult to predict and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that DocGo’s expectations will prove correct, and even if these matters are resolved in its favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could have a material effect on DocGo’s results of operations in the period when it identifies the matter, and could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations, and changes to or the failure to comply with these laws and regulations could adversely affect DocGo’s business.

DocGo is subject to various federal, state, and local laws and regulations including the Employee Retirement Income Security Act of 1974 (“ERISA”) and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department of Labor and the Occupational Safety and Health Administration. DocGo is also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations. Compliance with these and other applicable laws and regulations can be time-consuming and costly. Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs. Changes to these laws and regulations can also increase costs and require DocGo to commit additional resources to comply with these laws. For example, the raising of the federal minimum wage or the minimum wage within a state where DocGo has significant operations, which has been and continues to be a subject of ongoing discussions in Washington, D.C. and other U.S. state capitals, could significantly increase DocGo’s selling, general and administrative expenses. Changes to or any failure to comply with applicable laws and regulations could also have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022 and 2021, DocGo had aggregate federal net operating loss carryforwards of approximately $53.6 million and $56.6 million, respectively. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $74.2 million and $67.2 million, respectively. As of December 31, 2022 and 2021, DocGo had approximately $903 and $202,965 respectively, of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017, of approximately $62.2 million carry forward indefinitely, while the remaining federal net carryforwards of approximately $11.7 million begin to expire in 2037. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. DocGo’s unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. DocGo may be unable to use these losses to offset income before such unused losses expire. However, U.S. federal net operating losses generated in 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset 80% of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if DocGo undergoes an “ownership change” — generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period — under Section 382 of the Internal Revenue Code, DocGo’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. Although the Merger did not constitute such an ownership change, DocGo may experience ownership changes in the future as a result of changes in its stock ownership, some of which may not be within DocGo’s control, which could materially reduce or eliminate DocGo’s ability to use these losses or tax attributes to offset future taxable income or tax and have an adverse effect on its business, financial condition and results of operations.

Changes in tax laws or unanticipated tax liabilities could adversely affect DocGo’s effective income tax rate and profitability.

DocGo is subject to income taxes in the United States (federal and state) and various foreign jurisdictions. DocGo’s effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world. In particular, the Biden administration has proposed increases to the U.S. corporate income tax rate from 21% to 28% and made other proposals. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on DocGo’s effective tax rate. DocGo cannot predict the likelihood, timing or substance of U.S. tax proposals and will continue to monitor the progress of such proposals, as well as other global tax reform initiatives.

DocGo continues to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the various foreign jurisdictions in which it operates. In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. President Biden has also provided informal guidance on tax law changes he may support. Among other things, proposed changes would raise the rate on both domestic and foreign income. If any of these proposals are ultimately enacted into legislation, they could materially impact DocGo’s tax provision, cash tax liability and effective tax rate.

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

As a public company, DocGo has significant requirements for enhanced financial reporting and internal controls, including the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. DocGo has made, and will continue to make, changes to its internal controls and procedures for financial reporting and accounting systems to meet its reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires DocGo to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. The measures DocGo takes may not be sufficient to satisfy its obligations as a public company and if DocGo is unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause DocGo to fail to meet its reporting obligations on a timely basis, result in material misstatements in its Consolidated Financial Statements and harm its results of operations. DocGo is an emerging growth company and, as such, its independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 until the date DocGo is no longer an emerging growth company. At such time, DocGo’s independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which DocGo’s controls are documented, designed or operating, or it may not issue an unqualified report.

To comply with the requirements of being a public company, DocGo may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The rules governing the standards that must be met for DocGo’s management to assess its internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls can divert management’s attention from other matters that are important to the operation of DocGo’s business. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, DocGo may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. DocGo’s testing, or the subsequent testing (if required) by its independent registered public accounting firm, may reveal deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of DocGo’s annual or quarterly Consolidated Financial Statements or disclosures that may not be prevented or detected. If DocGo identifies material weaknesses in its internal control over financial reporting or is unable to comply with the requirements of Section 404 or assert that its internal control over financial reporting is effective, or if DocGo’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when such disclosure is required, investors may lose confidence in the accuracy and completeness of DocGo’s financial reports and the market price of its common stock could be negatively affected, and DocGo could become subject to investigations by the SEC or other regulatory authorities, any of which could have an adverse effect on DocGo’s business, financial condition and results of operations.

DocGo conducts business in the heavily regulated healthcare industry and any failure to comply with these laws and government regulations could require DocGo to make significant changes to its operations and could have a material adverse effect on its business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which DocGo provides and bills for its services and collects reimbursement from governmental programs and private payors, its relationship with its providers, vendors and clients, its marketing activities and other aspects of its operations. Of particular importance are:

●	the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

●	the criminal healthcare fraud provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide professional healthcare services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws;

●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	similar state law provisions pertaining to false claims, self-referral and anti-kickback issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;

●	the federal physician self-referral law under Section 1877 of the Social Security Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions applies, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act noted below;

●	state laws that prohibit general business corporations, such as DocGo, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

●	the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers; and

●	laws that regulate debt collection practices.

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

Enforcement officials have a number of mechanisms to combat regulatory compliance, fraud and abuse, and if DocGo fails to comply with applicable laws and regulations, it could be liable for civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment status and approvals necessary to participate in Medicare, Medicaid and other government and private third-party healthcare and payor programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers and managing employees associated with entities found to have committed healthcare fraud may also be excluded from participation in government healthcare programs. In addition, because of the potential for large monetary exposure, criminal liability and negative publicity, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement.

DocGo believes that its business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to DocGo are subject to limited or evolving interpretations, and a review of DocGo’s business or operations by a court, law enforcement or a regulatory authority might result in a determination of non-compliance. Any failure to comply with applicable legal and regulatory requirements and the consequences of such non-compliance, including those discussed above, could have a significant adverse effect on DocGo’s business, financial condition and results of operations.

DocGo is required to comply with laws governing the transmission, security and privacy of health information and personally identifiable information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of personal health information (“PHI”) and personal identifiable information (“PII”), including HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as “covered entities,” and the business associates with whom such covered entities contract for services. HIPAA requires covered entities such as DocGo and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect this information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in these cases. While HIPAA does not create a private right of action allowing individuals to sue DocGo in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of the U.S. Department of Health and Human Services (“HHS”) conduct periodic compliance audits of covered entities and business associates for compliance with the HIPAA privacy and security requirements. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the Civil Monetary Penalties Law.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to a prominent media outlet serving the state or jurisdiction in which the breach occurred. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS within 60 days after the end of the calendar year during which the breach was discovered.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA. These laws and regulations are often uncertain, contradictory and subject to change or differing interpretations, and DocGo expects new laws, rules and regulations regarding privacy, data protection and information security to be proposed and enacted in the future. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act (CPRA), a ballot measure approved by California voters in November 2020 that went into effect January 1, 2023, has had a profound impact on the privacy and data security landscape. As the first comprehensive consumer privacy legislation in the U.S., the CCPA created where applicable (some information may be exempt from most of CCPA’s/CPRA’s requirements if subject to HIPAA, for example), which were further expanded by the CPRA. Other states, including Colorado, Connecticut and Utah, have followed suit, and others may in the future, creating a patchwork of overlapping but different state laws and thus complicating compliance efforts.

As existing data security laws evolve and new ones are implemented, DocGo may not be able to comply with such requirements in a timely manner, or such requirements may not be compatible with its current processes. Changing DocGo’s processes could be time-consuming and expensive, and failure to implement required changes within the applicable timeframe could subject DocGo to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance issues for DocGo and potentially restricts its ability to collect, use and disclose data and can expose it to additional expense, adverse publicity and liability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. In addition, the scope of protection afforded to data subjects by many of these data protection and privacy laws has been increasing. There are also ongoing public policy discussions regarding whether the standards for deidentified, anonymous or pseudonymized health information are sufficient, and whether the risk of re-identification is sufficiently small to adequately protect patient privacy. These trends may lead to further restrictions on the use of this and similar categories of information. These initiatives or future initiatives could compromise DocGo’s ability to access and use data or to develop or market current or future services.

While DocGo has implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to or from DocGo by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection or information security may be interpreted and applied in a manner that is inconsistent with DocGo’s practices or those of third parties who transmit PHI and other PII or confidential information to DocGo. Additionally, as a business associate under HIPAA, DocGo may also be liable for privacy and security breaches of PHI and certain similar failures of DocGo’s subcontractors. Even though DocGo contractually requires its subcontractors to safeguard protected health information as required by law, DocGo has limited control over their actions and practices. If DocGo or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that DocGo or these third parties change its or their practices, or criminal charges, which could adversely affect DocGo’s business. Complying with these various laws and regulations could cause DocGo to incur substantial costs or require it to change its business practices, systems and compliance procedures in a manner adverse to its business.

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

DocGo also sends short message service, or SMS, text messages to potential end users who are eligible to use its service through certain customers and partners. While DocGo obtains consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures DocGo provides, form of consents it obtains or its SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for DocGo. An increased number of class action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, which have resulted in or may result in multimillion-dollar settlements to the plaintiffs. Any future such litigation against DocGo could be costly and time-consuming to defend.

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

As one example, the telehealth industry is still relatively young and DocGo’s ability to provide its telehealth solutions is directly dependent upon the development and interpretation of the laws governing remote healthcare, the practice of medicine and healthcare delivery in the applicable jurisdictions and more broadly. A few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. State medical boards have also established new rules or interpreted existing rules in their respective states in a manner that has limited the way telehealth services can be provided. Although the Covid-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, particularly with the Public Health Emergency (“PHE”) expected to end on May 11, 2023. There can be no guarantee that upon expiration of the PHE such restrictions will not be reinstated or changed in a way that adversely affects DocGo’s current or future telehealth offerings.

Accordingly, DocGo must monitor its compliance with law in every jurisdiction in which it operates, on a regular basis. While DocGo believes that it has structured its contracts and operations in material compliance with applicable healthcare laws and regulations, the healthcare laws and regulations applicable to DocGo may be amended or interpreted in new or different ways that are adverse to DocGo and new laws and regulations adverse to DocGo’s current or future business may be adopted in the future. There can be no assurance that DocGo will be able to successfully address changes in the current regulatory environment or new laws and regulations that may be implemented in the future, or that practices which are compliant now will continue to be so in the future. Any failure to comply with any changes to or new developments in the healthcare regulatory environment could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo must be properly enrolled in governmental healthcare programs before it can receive reimbursement for services, and there may be delays in the enrollment process.

Each time DocGo expands into a new market, whether organically or by way of acquisition, DocGo must enroll the new operations under DocGo’s applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before DocGo is eligible to receive reimbursement for services rendered to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict.

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

DocGo generates a significant amount of revenues from Medicare, either directly or through Medicare Advantage (“MA”) plans, particularly in its healthcare transportation segment. Medicare revenues represent approximately 6.6% and 7.6% of DocGo’s revenues for the years ended December 31, 2021 and 2022, respectively.  In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services DocGo provides. As a result, DocGo’s results of operations are, in part, dependent on government funding levels for Medicare programs and any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding or elimination of coverage for certain benefits or for certain individuals, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses DocGo for its services. Budget pressures often cause the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in DocGo’s revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. Although temporarily paused/reduced from May 1, 2020 through June 30, 2022 due to The Cares Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, the 2% reduction was reimposed as of July 1, 2022.

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

Certain of DocGo’s customers who are individuals are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. As a result, a small portion of DocGo’s revenue comes from Medicaid, accounting for approximately 1.1% and 1.8% of revenue for the years ended December 31, 2021 and 2022, respectively.  Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

DocGo could become the subject of federal and state investigations and compliance reviews.

Companies in the broader healthcare industry are subject to a high level of scrutiny by various governmental agencies and their agents. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. For example, to enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance, including compliance with the healthcare reimbursement rules and fraud and abuse laws. DocGo is also required to conduct periodic internal audits in connection with its third-party relationships and, in the ordinary course of business receives repayment demands from third-party payors based on allegations that its services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements that require investigation. Further, DocGo periodically conducts internal reviews of its regulatory compliance. To date no investigation or audit of DocGo, its executives or its managers has occurred, whether by the government and its agents, a third-party or DocGo itself. However, should such an investigation or audit occur, it could result in significant expense to DocGo in addition to adverse publicity and diversion of the management’s attention from DocGo’s business regardless of the outcome. Any adverse findings against DocGo could result in significant fines, penalties and other sanctions, any of which could have a material adverse effect on DocGo’s business, financial condition and results of operations.

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

Risks Related to DocGo’s Indebtedness

DocGo’s future indebtedness could require that it dedicate a portion of its cash flows to debt service obligations and reduce the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect DocGo’s operating performance, growth, profitability and financial condition, which in turn could make it more difficult for it to generate cash flow sufficient to satisfy all of its obligations under its future indebtedness.

As of December 31, 2022, DocGo did not have any amounts outstanding under a credit agreement (the “Credit Agreement”), dated as of November 1, 2022, among DocGo, the lender parties thereto, and Citibank, N.A., as administrative agent (the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90 million (the “Revolving Facility”). Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at DocGo’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. DocGo is also required to pay a commitment fee to the lenders under the Revolving Facility in respect of any unutilized commitments thereunder. DocGo’s future indebtedness, including future borrowings under the Credit Agreement or similar future arrangements, could require that it dedicate a portion of its cash flows to debt service payments.

DocGo’s future indebtedness could reduce the funds that would otherwise be available for operations, future business opportunities and payments of its future debt obligations and could limit its ability to:

●	obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;

●	make needed capital expenditures;

●	make strategic acquisitions or investments or enter into joint ventures;

●	react to changes or withstand a future downturn in its business, the industry or the economy in general;

●	meet expected demand growth, budget targets and forecasts of future results;

●	engage in business activities, including future opportunities that may be in its interest; and

●	react to competitive pressures or compete with competitors with less debt.

These limitations could adversely affect its operating performance, growth, profitability and financial condition, which would make it more difficult for it to generate cash flow sufficient to satisfy its obligations under its future indebtedness.

DocGo’s future ability to make scheduled payments on its future debt obligations also depends on its then-current financial condition, results of operations and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory and other factors discussed in these risk factors, and on other factors, some of which are beyond its control, including: the level of capital expenditures it makes, including those for acquisitions, if any; its debt service requirements; fluctuations in its working capital needs; its ability to borrow funds and access capital markets; and restrictions on debt service payments and its ability to make working capital borrowings for future debt service payments contained in the Credit Agreement.

If DocGo is unable to generate sufficient cash flow to permit it to meet its future debt obligations under the Credit Agreement or any future arrangements, then it would be in default and, in the case of the Credit Agreement, the Agent could accelerate repayment of all amounts outstanding under the Credit Agreement. If its future indebtedness were to be accelerated, there can be no assurance that DocGo would have, or be able to obtain, sufficient funds to repay such future indebtedness in full. In addition, under the Credit Agreement, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights.

DocGo might incur future debt, which could further increase the risks to its financial condition described above.

DocGo may incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains certain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also would not prevent DocGo from incurring obligations that do not constitute indebtedness, and additionally it has its borrowing capacity under the Revolving Facility, which as of December 31, 2022, did not have any borrowings outstanding, and had an available borrowing capacity of approximately $90 million (which is subject to customary borrowing conditions). DocGo may be able to increase the commitments under the Revolving Facility by an additional aggregate principal amount of up to $50 million. DocGo’s future debt levels could further exacerbate the related risks to DocGo’s financial condition that it now faces.

If DocGo is unable to generate sufficient cash to service its future indebtedness, it may be forced to take other actions to fund the satisfaction of its obligations under its future indebtedness, which may not be successful.

If DocGo’s cash flow is insufficient to fund its future debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance its future indebtedness. DocGo may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow DocGo to meet its future debt service obligations. Even if new financing were available, it may be on terms that are less attractive to DocGo than its then-existing indebtedness or it may not be on terms that are acceptable to DocGo. In addition, the Credit Agreement restricts DocGo’s ability to dispose of assets and use the proceeds from those dispositions. Thus, DocGo may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If DocGo cannot generate sufficient cash flow to permit it to meet future payment requirements on its debt, then, under the Credit Agreement, it would be in default and the Agent could accelerate repayment of all amounts outstanding under the Credit Agreement. If DocGo’s future indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such future indebtedness in full. In addition, in the case of the Credit Agreement, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights, and DocGo could be forced into bankruptcy or liquidation.

The terms of DocGo’s Credit Agreement and potential future debt arrangements could restrict its current and future operations, particularly its ability to respond to changes or to take certain actions.

The Credit Agreement imposes significant operating and financial restrictions on DocGo and may limit its ability to engage in acts that may be in its best interest, including restrictions on DocGo’s ability to:

●	incur or guarantee additional indebtedness;

●	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

●	make certain investments;

●	incur certain liens;

●	enter into transactions with affiliates;

●	merge or consolidate; and

●	transfer or sell assets.

Additionally, the Credit Agreement also requires DocGo to maintain a certain interest coverage ratio and a net leverage ratio. DocGo’s ability to comply with the covenants and restrictions contained in the Credit Agreement may be affected by events beyond its control. If market or other macroeconomic conditions deteriorate, its ability to comply with these covenants and restrictions may be impaired.

A breach of the covenants could result in an event of default under the Credit Agreement, which, if not cured or waived, could have a material adverse effect on DocGo’s business, results of operations and financial condition, including the acceleration of payments as described above. If DocGo’s then-existing indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights, and DocGo could be forced into bankruptcy or liquidation. Any future debt arrangements that DocGo may enter into could also impose similar restrictions.

DocGo’s variable rate indebtedness could subject it to interest rate risk, which could cause its debt service obligations to increase significantly.

Borrowings under the Revolving Facility are at variable rates of interest and DocGo’s future borrowings under the Revolving Facility could expose DocGo to interest rate risk. If interest rates increase, DocGo’s debt service obligations on its future variable rate indebtedness could increase even though the amount borrowed will remain the same, and DocGo’s net income and operating cash flows, including cash available for servicing its indebtedness, would correspondingly decrease.

If the financial institutions that are lenders under the Revolving Facility fail to extend credit under the facility, DocGo’s liquidity and results of operations may be adversely affected.

Each financial institution that is a lender under the Revolving Facility is responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the Revolving Facility fails to satisfy its or their respective obligations to extend credit under the facility and DocGo is unable to find a replacement for such participant or participants on a timely basis (if at all), DocGo’s liquidity may be adversely affected. In addition, the lenders under the Revolving Facility may terminate or reduce the Revolving Facility in certain circumstances, which could adversely impact DocGo’s liquidity and results of operations.

Risks Relating to Ownership of Common Stock

Nasdaq may delist DocGo’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject DocGo to additional trading restrictions.

DocGo’s Common Stock is listed on Nasdaq under the symbol “DCGO.” DocGo is required to meet continued listing requirements for its securities to continue to be listed on Nasdaq, including having a minimum number of public securities holders and a minimum stock price. DocGo cannot assure you that it will continue to meet those listing requirements in the future.

If Nasdaq delists DocGo’s securities from trading on its exchange and DocGo is not able to list its securities on another national securities exchange, DocGo expects its securities could be quoted on an over-the-counter market. If this were to occur, it could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because there are no current plans to pay cash dividends on Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

DocGo intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, DocGo’s financial condition and results of operations, DocGo’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by DocGo to its stockholders or by its subsidiaries to it and such other factors as the Board may deem relevant. In addition, DocGo’s ability to pay dividends is limited by covenants of DocGo’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness DocGo incurs. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about DocGo’s business or if they downgrade the Common Stock or DocGo’s sector, DocGo’s stock price and trading volume could decline.

The trading market for Common Stock relies in part on the research and reports that industry or financial analysts publish about DocGo or its business. DocGo does not control these analysts. In addition, some financial analysts may have limited expertise with DocGo’s model and operations. Furthermore, if one or more of the analysts who do cover DocGo downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of Common Stock could decline. If one or more of these analysts cease coverage of DocGo or fail to publish reports on it regularly, DocGo could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future sales, or the perception of future sales, by DocGo or its stockholders in the public market could cause the market price for Common Stock to decline.

The sale of shares of Common Stock in the public market, or the perception that such sales could occur, by senior executives, directors and significant stockholders could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for DocGo to sell equity securities in the future at a time and at a price that it deems appropriate.

In addition, the shares of Common Stock reserved for future issuance under DocGo’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares of Common Stock reserved for future issuance under its equity incentive plans, including Substitute Options, represents approximately 11.5% of outstanding Common Stock as of December 31, 2022. The compensation committee of the Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. DocGo has filed a Form S-8 under the Securities Act to register shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock issued pursuant to DocGo’s equity incentive plan and may file additional registration statements on Form S-8 in the future. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

DocGo’s share repurchase program may subject it to certain risks.

DocGo has adopted a share repurchase program to repurchase shares of its Common Stock; however, any future decisions to reduce or discontinue repurchasing its common stock pursuant to its share repurchase program could cause the market price for its Common Stock to decline.

Although the Board has authorized the share repurchase program, any determination to execute its share repurchase program will be subject to, among other things, its financial position and results of operations, available cash and cash flow, capital requirements and other factors, as well as its board of director’s continuing determination that the repurchase program is in the best interests of its stockholders and is in compliance with all laws and agreements applicable to the repurchase program. DocGo’s share repurchase program does not obligate it to acquire any common stock. If it fails to meet any expectations related to share repurchases, the market price of its Common Stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of its Common Stock over a given period may cause the average price at which DocGo repurchases its Common Stock to exceed the stock’s market price at a given point in time.

DocGo may further increase or decrease the amount of repurchases of its Common Stock in the future. Any reduction or discontinuance by DocGo of repurchases of its Common Stock pursuant to its current share repurchase program could cause the market price of its Common Stock to decline. Moreover, in the event repurchases of DocGo’s common stock are reduced or discontinued, its failure or inability to resume repurchasing Common Stock at historical levels could result in a lower market valuation of its Common Stock.

Anti-takeover provisions in DocGo’s organizational documents could delay or prevent a change of control.

Certain provisions of the Certificate of Incorporation (as the same may be amended and/or restated from time to time) and the Bylaws (as the same may be amended and/or restated from time to time) may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by DocGo’s stockholders.

These provisions provide for, among other things:

●	A classified board of directors;

●	the ability of the Board to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at DocGo’s annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent;

●	supermajority provisions to amend the bylaws and certain sections of the certificate of incorporation; and

●	the Board with express authority to make, alter or repeal the Bylaws.

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

The certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with DocGo or its directors, officers, employees or stockholders.

The certificate of incorporation provides that, unless DocGo, in writing, selects or consents to the selection of an alternative forum: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, is the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the U.S.; provided however, these provisions of the certificate of incorporation will not apply to suits brought to enforce a duty or liability created by the Exchange Act (as explained below).

As a result, (1) derivative action or proceeding brought on behalf of DocGo, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to DocGo or its stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or the certificate of incorporation or the Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). Any person or entity purchasing or otherwise acquiring any interest in shares of DocGo’s capital stock shall be deemed to have notice of and to have consented to the provisions of the certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with DocGo or its directors, officers or other employees, which may discourage such lawsuits against DocGo and its directors, officers and employees. Alternatively, if a court were to find these provisions of the certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, DocGo may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect DocGo’s business and financial condition.

The certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

The market price and trading volume of Common Stock may be volatile.

Stock markets, including Nasdaq, have from time-to-time experienced significant price and volume fluctuations. The market price of DocGo’s Common Stock, has been and may continue to be volatile and could decline significantly, whether such price changes are related to matters specific to DocGo, or due to general market conditions. In addition, the trading volume in Common Stock may fluctuate and cause significant price variations to occur. If the market price of the Common Stock declines significantly, you may be unable to resell your shares of Common Stock at or above the market price of Common Stock. DocGo cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this Annual Report;

●	actual or anticipated differences in DocGo’s estimates, or in the estimates of analysts, for DocGo’s revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;

●	DocGo’s inability to execute its stock repurchase program as planned, including failure to meet internal or external expectations around the timing or price of stock repurchases, and any reductions or discontinuances of repurchases thereunder;

●	perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;

●	the performance and market valuations of other similar companies;

●	future announcements concerning DocGo’s business or its competitors’ businesses;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines; and

●	general macroeconomic and geopolitical conditions, such as the effects of the COVID-19 or other pandemic outbreaks, recessionary fears, rising interest rates, and inflationary environment local and national elections, fuel prices, international currency fluctuations, corruption, political instability, including the conflict in Ukraine and rising tensions in the Taiwan Strait and acts of war or terrorism.

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

There is no assurance that DocGo will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that DocGo issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because DocGo’s decision to issue debt or equity in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, nature or success of DocGo’s future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.

The JOBS Act permits “emerging growth companies” like DocGo to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

DocGo qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, DocGo can take advantage of certain exemptions from various reporting requirements for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in DocGo’s periodic reports and proxy statements. As a result, DocGo’s stockholders may not have access to certain information they deem important. DocGo will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of its Initial Public Offering, (b) in which DocGo has a total annual gross revenue of at least $1.07 billion or (c) in which DocGo is deemed to be a large accelerated filer, which means the market value of the Common Stock held by non-affiliates exceeds $700 million as of the last business day of its second fiscal quarter, and (ii) the date on which DocGo has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. DocGo has elected to avail itself of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, DocGo, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of DocGo’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DocGo cannot predict if investors will find its Common Stock less attractive because it relies on these exemptions. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and more stock price volatility.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

Our principal executive offices are located in New York City, where we occupy approximately 6,000 square feet under a lease that expires in 2026. We use this facility for administration, sales and marketing, and general corporate activities. In addition to our headquarters, to support our local operations, as of December 31, 2022, we owned or leased 30 office locations elsewhere in the United States (seven in New York, six in Wisconsin, four in New Jersey, three in Texas, two each in California, Colorado and Delaware, one each in Alabama, New Mexico, Pennsylvania and Tennessee. These local facilities are used principally for ambulance basing, garaging and maintenance, as well as for administrative activities and general oversight. Outside of the United States, we currently lease seven facilities in England. These facilities are used for administrative functions and ambulance basing. Our leases for our local facilities expire at various dates through 2029. We believe our existing facilities are adequate to meet our current requirements, and we anticipate that suitable space will be readily available if needed. We intend to procure additional, similar facilities as we expand geographically.

Vehicle Fleet

As of December 31, 2022, we operated 643 vehicles in the United States, including 384 ambulances, 88 wheelchair vans and 171 basic transportation or support vehicles. Approximately 47% of our fleet is leased and 53% is owned. We replace ambulances based upon age and usage, generally every eight to ten years. The average age of our existing active ambulance fleet is approximately four years. We generally prefer to lease vehicles, but we have purchased vehicles in the past when deemed appropriate. Most of our owned vehicles were acquired in connection with business acquisitions.

As of December 31, 2022, we operated another 395 vehicles in the United Kingdom, including 18 First Response Ambulances, 11 Mental Health Transport vehicles, 52 High Dependency Units, 288 Patient Transport vehicles and 26 support vehicles. Approximately 67% of our fleet is owned and 33% is leased.

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

Item 3. Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. The information set forth in Note 20 of the Notes to the Consolidated Financial Statements is incorporated herein by reference.

From time to time, in the ordinary course of our business, we, like others in our industry, receive requests for information from government agencies in connection with their regulatory or investigational authority. These requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take what we believe to be appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently traded on The Nasdaq Capital Market under the trading symbol “DCGO.”

As of March 14, 2023, there were 103 holders of record of our Common Stock.

We have not declared or paid any cash dividends on our Common Stock to date, and we do not currently intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will depend on a number of factors, including our future revenues and earnings, if any, capital requirements and general financial condition. Any future determination relating to our dividend policy will be made at the discretion of our Board. Our ability to declare dividends may be limited by restrictive covenants we may agree to in connection with our indebtedness.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On May 24, 2022, our Board approved a share repurchase program to purchase up to $40 million of our Common Stock (the “Program”). The Program does not obligate us to acquire any specific number of shares and will expire on November 24, 2023, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common stock repurchases under the Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the twelve months ended December 31, 2022, the Company repurchased 536,839 shares. As of December 31, 2022, approximately $36.2 million remained available for share repurchases pursuant to the Program.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2022	-	$-	-	$39,502,000
November 1 through 30, 2022	193,927	6.88	193,927	$38,168,568
December 1 through 31, 2022	272,912	7.10	272,912	$36,231,296
	466,839	$6.98	466,839	$36,231,296

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the section entitled “Risk Factors,” included in Part I, Item 1A, and other factors included elsewhere in this Annual Report on Form 10-K. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of DocGo and its consolidated subsidiaries, including those periods prior to the Business Combination. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s Consolidated Financial Statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

DocGo, which was originally formed in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to help provide quality healthcare transportation and mobile services in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the United States and the United Kingdom.

The Company derives revenue primarily from its two operating segments: Transportation Services and Mobile Health Services.

●	Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

●	Mobile Health Services: The services offered by this segment include a wide variety of healthcare services performed at home and offices, testing, vaccinations and event services which include on-site healthcare support at sporting events and concerts.

See Item 1. “Business” in this Annual Report on Form 10-K for additional information regarding DocGo’s business.

For the year ended December 31, 2022 the Company recorded net income of $30.7 million, compared to net income of $19.2 million in the year ended December 31, 2021.

COVID-19

The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on our business. In the Transportation Services segment, which comprises primarily of non-emergency medical transport, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other non-emergency surgical procedures were postponed. In addition, in the Mobile Health segment, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There are two areas where the Company experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue that partially offset some of the lost non-emergency transport revenues. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company expanded its operations to include Rapid Reliable Testing (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health business line. Mobile Health generated approximately $325.9 million in revenue in the year ended December 31, 2022, as compared to $234.4 million in 2021 and $30.9 million in 2020. While COVID-19 testing has become a minor part of this segment’s business, as of the second half of 2022, the Mobile Health segment has continued to grow. We have expanded our service offerings in this segment to offer a wider range of testing, vaccination and other services to a broader customer group.

During 2020 and the early part of 2021, the Company continued to operate with several back-office employees working remotely. During that time, the Company did not witness any significant reduction in productivity from these employees, nearly all of whom returned to their respective offices and other locations by early 2021 and our operations have proceeded without major interruption. DocGo also utilized several government programs in 2020 related to the pandemic, receiving approximately $1.0 million in payments through the Public Health and Social Services Emergency Fund authorized under the Coronavirus Aid, Relief and Economic Security Act and related legislation as well as various state and local programs. DocGo also received accelerated Medicare payments of approximately $2.4 million that were repaid in 2022.

As the COVID-19 pandemic reaches endemic stages, the future impacts of it or other pandemics on DocGo remain highly uncertain and subject to numerous factors, including the severity of any new outbreaks, resurgences and variants, actions taken to contain resurgences or variants or to address their impact, and other effects, and its related impact on medical transportation levels remain uncertain. However, trip volumes in most of our markets returned to more normal historical levels in 2021, and this trend continued throughout 2022. The Company generated, during 2021, COVID-19 testing revenue, included in its Mobile Health services segment, above the levels projected, and this persisted through the second quarter of 2022. However, as expected, COVID-19 testing revenues declined in the third quarter of 2022 and declined further in the fourth quarter, to the point where, as of the date of the filing of this Annual Report on Form 10-K, they account for an insignificant proportion of total revenues. Given the nature of the Company’s contracts with most of its customers, which include multiple procedures for which the Company is paid per hours worked, per vehicles and related equipment utilized and on a per-procedure basis (such procedures including both testing and several other procedures), it is difficult to determine the revenues that are directly attributable to COVID-19 testing. However, the Company estimates that COVID-19 testing revenue will continue to account for an insignificant proportion of Mobile Health segment and overall consolidated revenues in 2023 and beyond, as COVID-19 enters the endemic phase. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues, have accelerated the diversification in the Company’s business by more rapid expansion of the Mobile Health segment, which has now become our larger operating segment, both in terms of revenues and personnel.

The Company’s current business plan assumes an increased demand for Mobile Health services, a demand that was accelerated by the pandemic, but which we believe is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals. In the Transportation segment, volumes are expected to continue to rise, reflecting an aging population in the U.S. and U.K., which tends to drive demand for the non-emergent medical transportation services provided by the Company.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to obtain or maintain operating licenses; the success of our acquisition strategy; conditions in the healthcare transportation and mobile health services markets; our competitive environment; overall macroeconomic and geopolitical conditions, including rising interest rates, the inflationary environment, the potential recessionary environment, regional conflict and tensions; availability of healthcare professionals; changes in the cost of labor; and production schedules of our suppliers. Some of these important factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on DocGo’s ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control. The COVID-19 pandemic also significantly impacted DocGo’s business, as discussed above. While the direct impact of the pandemic itself has waned, other impacts, such as supply chain disruptions and the cost and availability of labor are expected to persist.

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

Acquisitions

Historically DocGo pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value, in both the Mobile Health and the Transportation segments. During the twelve months ended December 31, 2022, DocGo completed five acquisitions, for a purchase price of $69.1 million.

On July 6, 2022, the Company acquired Government Medical Services, LLC (“GMS”) in exchange for $20.3 million in cash and up to a total of $3.0 million in future contingent consideration upon GMS meeting certain performance conditions. GMS is in the business of providing licensed healthcare clinicians. We believe this acquisition will allow us to increase our presence in that market, while giving us improved access to municipal contracts.

On July 13, 2022, the Company acquired Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $7.7 million in cash (and a total of $6.0 million deferred consideration). The Company also agreed to pay an estimated $1.1 million contingent consideration upon Exceptional meeting certain performance conditions. Exceptional is in the business of providing medical transportation services in New Jersey. We believe this acquisition will allow us to increase our presence in that market.

On August 9, 2022, the Company acquired Ryan Brothers Ambulance Inc. (“RB”), in exchange for $7.4 million of cash (and a total of $4 million in future contingent consideration). Ryan Brothers is in the business of providing medical transportation services in Wisconsin. We believe this acquisition will allow us to increase our presence in that market.

On October 12, 2022, the Company acquired Community Ambulance Services LTD (“CAS”) in exchange for approximately $5.5 million in cash. CAS is located in the U.K. and is engaged in providing emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services and diagnostics testing. We believe that this acquisition will help allow us to continue to grow our presence in the U.K. market.

On December 9, 2022, Ambulnz U.K. Ltd., a wholly owned subsidiary of the Company acquired Location Medical Services, LLC (“LMS”) for a total of $11.6 million in cash (of which $11.3 million is deferred consideration) and $2.5 million in future contingent consideration. LMS, based in Shepperton, U.K., provides professional medical support services, including staff and equipment, for events (festivals, equestrian, cycling, etc.), as well as for the film and television production industry. LMS has a staff of over 250 medical professionals. We believe that this acquisition will allow us to increase our share of the events business in the U.K. market.

During the twelve months ended December 31, 2021, DocGo completed one acquisition, for a purchase price of $2.3 million.

Healthcare Services Market

The transportation services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. During the pandemic, DocGo experienced a decrease in transportation volumes as a result of fewer elective surgeries. However, since 2021, the Company has seen increased demand and trip volumes in nearly all of its Transportation services markets, as elective surgeries resumed and as the Company expanded its customer base.

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

Revenues generated from programs under which DocGo is paid a fixed rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above. We anticipate that these fixed rate, “leased hour” programs will account for an increasing proportion of the Transportation segment’s revenues in the future.

Our Ability to Control Expenses

We pay close attention to managing our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We aim to employ our proprietary technology to drive improvements in productivity per transport. We regularly analyze our workforce productivity with a goal of balancing the optimum, cost-efficient labor mix for our locations.

Inflation

Beginning in March 2021, the inflation rate in the US, as measured by the Consumer Price Index (CPI) has generally trended higher. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The monthly 12-month inflation rate was 2.6% in March 2021, and increased steadily over the rest of 2021 and into 2022, with the inflation rate hitting 9.1% in June 2022. The inflation rate has seemingly moderated since that point, declining to 6.4% in January 2023, but remains well above historical averages. On an annual basis, in 2019, the inflation rate was approximately 1.8%, while it dropped to approximately 1.2% in 2020, rising to 4.7% in 2021 and 8.0% in 2022. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In an attempt to dampen inflation, the U.S. Federal Reserve implemented seven interest rate hikes in 2022, and another hike to date in 2023, raising its benchmark rate (the “federal funds rate”) from near 0.00%% at the beginning of 2022 to the current level of 4.50%-4.75% as of the date of the filing of this Annual Report on Form 10-K. The federal funds rate was raised in March, May, June, July, September, November and December of 2022 and in February of 2023. The rate of the increase in the federal funds rate has declined, however, with the December 2022 increase coming in at 0.50% and the February 2023 rate increase of 0.25%, compared with rate hikes at 0.75% each in June, July, September and November of 2022. Looking to 2023, we anticipate a continued moderation of the inflation rate when compared to the levels seen in 2022, as a result of these recent rate hikes, but expect that inflation will remain well above the levels seen in the previous 10 years, when the annual inflation rate ranged from 0.1% to 2.4%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

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

Revenue

The Company’s revenue consists of services provided by its Transportation segment and its Mobile Health segment.

Cost of Revenues

Cost of revenues consists primarily of revenue generating wages paid to employees, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel, laboratory fees, facility rent, medical supplies and subcontractors. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

Operating expenses

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bad debt expense, insurance expense, consultant fees, and professional fees for accounting services. We expect our general and administrative expense to increase as we scale up headcount with the growth of our business, and as a result of operating as a public company, including compliance with SEC rules and regulations, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Technology and development Expenses

Technology and development expense, net of capitalization, consists primarily of costs incurred in the design and development of DocGo’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including as we invest in the optimization, accuracy and reliability of our platform to help drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, which is in turn, dependent on numerous factors, including when we plan to enter into new business lines or customer sales channels.

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

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable, credit line and financing obligations.

Results of Operations

Comparison of Fiscal 2022 with Fiscal 2021

	Years Ended December 31,		Change	Change
$ in Millions	2022	2021	$	%

Revenue, net	$440.5	$318.7	$121.8	38%

Cost of revenues	285.8	209.0	76.8	37%
Operating expenses:
General and administrative	103.4	74.9	28.5	38%
Depreciation and amortization	10.6	7.5	3.1	41%
Legal and regulatory	8.8	3.9	4.9	126%
Technology and development	5.4	3.3	2.1	64%
Sales, advertising and marketing	4.7	4.8	(0.1)	(2)%
Total expenses	418.7	303.4	115.3	38%
Income (loss) from operations	21.8	15.4	6.5

Other income (expenses):
Interest income (expense), net	0.8	(0.8)	1.6	200%
Gain (loss) from Payroll Protection Program (“PPP”) loan forgiveness	-	0.1	(0.1)
Gain on remeasurement of warrant liabilities	1.1	5.2	(4.1)
Gain (loss) on equity method investment	-	(0.1)	0.1
Gain on remeasurement of finance leases	1.4	-	1.4
Loss on disposal of fixed assets	-	-	-
Gain on bargain purchase	1.6	-	1.6
Other income (loss)	(3.9)	-	(3.9)
Total other income (expense)	1.0	4.4	(3.4)	(77)%

Net income (loss) before income tax benefit (expense)	22.8	19.8	3.3
Benefit (provision) for income tax	7.9	(0.6)	8.5
Net income (loss)	30.7	19.2	11.5	60%
Net loss attributable to noncontrolling interests	(3.9)	(4.5)	0.6	13%
and Subsidiaries	$34.6	$23.7	10.9

Consolidated

For the year ended December 31, 2022, total revenues were $440.5 million, an increase of $121.8 million, or 38%, from the total revenues recorded in the year ended December 31, 2021.

Mobile Health

For the year ended December 31, 2022, Mobile Health revenue was $325.9 million, an increase of $91.4 million, or 39%, as compared with the year ended December 31, 2021. This increase was primarily due to the expansion of the services offered by this segment, particularly with respect to testing, vaccination and other healthcare services revenues. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base, primarily in the municipal customer segment, and its geographic reach, while extending the terms of and/or expanding the scope of several large customer contracts and introducing a broader range of services. Compared to the prior year, 2022 featured significantly lower COVID-19 testing revenue, which was outweighed by the substantial increase in other Mobile Health services, as the Mobile Health segment transitioned away from its dependence on COVID-19 related revenue. COVID-19 testing continued to be a significant driver of Mobile Health revenues in the first half of 2022, but dropped sharply in the third quarter of the year, and represented an insignificant proportion of total revenues in the fourth quarter.

Transportation Services

For the year ended December 31, 2022, Transportation Services revenue was $114.6 million an increase of $30.3 million, or 36%, as compared with the year ended December 31, 2021. This increase was due to a 20% increase in transportation trip volumes, from 180,753 trips for the year ended December 31, 2021 to 216,009 trips for the year ended December 31, 2022. The increase in trip volumes was due to a combination of growth in the customer base in certain core markets, entry into new markets in 2021 and early 2022 and acquisitions made during the second half of 2022. Our average trip price increased from $301 in the year ended December 31, 2021, to $380 in the year ended December 31, 2022. The increase in the average trip price in 2022 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports. In October 2022, the Centers for Medicare and Medicaid Services (CMS) announced that the Medicare ambulance fee schedule would be increasing by a further 8.7%, effective January 1, 2023.

Cost of Revenue

For the year ended December 31, 2022, total cost of revenue (exclusive of depreciation and amortization) increased by 37%, as compared to the year ended December 31, 2021, while revenue increased by approximately 38%. Cost of revenue as a percentage of revenue decreased to 64.9% in 2022 from 65.5% in 2021.

In absolute dollar terms, cost of revenue in the year ended December 31, 2022 increased by $76.8 million from the levels of the year ended December 31, 2021. This was primarily attributable to a $64.9 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health segments; a $16.0 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where the Company did not have sufficient personnel to staff the initial phases of large new projects; $13.6 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs, as well as costs incurred to rent vehicles to provide Mobile Health services; a $2.1 million increase in travel costs, due to field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services; a $0.4 million increase in facilities and related costs; and approximately $2.6 million in increases across a variety of other cost of revenue categories relating to the Company’s increased scale and geographic presence. These items were partially offset by a $21.1 million decrease in lab fees related to COVID-19 testing activity, reflecting sharply lower COVID-19 testing activity in the second half of 2022, lower per-test lab fees and a shift toward rapid tests; and a $1.8 million decline in medical supplies, reflecting a decline in COVID-19 testing activity and improved sourcing of various supplies.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2022 amounted to $199.2 million, compared to $145.2 million in the year ended December 31, 2021. Cost of revenues as a percentage of revenues decreased slightly to 61.1% from 61.9%, due to the increase in revenues and the continued shift away from higher-cost subcontracted labor toward Company personnel during 2022, which was partially offset by higher compensation costs associated with some of the Company’s newer projects.

For the Transportation services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2022 was $86.5 million, an increase of $23.1 million, or 36%, from the year ended December 31, 2021. Cost of revenues as a percentage of revenues were essentially unchanged, at 75.5% in 2022 compared to 75.3% in 2021. Increased volumes and higher average trip prices, as described above, combined with lower average hourly wages, as recent market wage pressures began to subside, and as the Company more effectively managed its staff to reduce overtime hours for field employees, to offset the effects of increased fuel costs. Fuel prices moderated somewhat during the third quarter and in the fourth quarters of 2022, but the full-year average fuel price for 2022 was approximately 29% above the full-year average for 2021. We anticipate that fuel prices will remain at elevated levels for 2023, but we expect that the full-year average for 2023 will be lower than it was in 2022.

Operating expenses

For the year ended December 31, 2022, operating expenses were $132.9 million compared to $94.4 million for the year ended December 31, 2021, an increase of 41%. As a percentage of revenue, operating expenses increased slightly, from 29.6% in 2021 to 30.2% in 2022, despite the significant increase in overall revenues described above, as the Company continued to add to its management infrastructure and incurred a full year’s worth of expenses relating to its status as a public company. The increase of $38.3 million related primarily to a $20.1 million increase in total compensation, which includes salaries, benefits, bonuses and commissions for both direct and subcontracted labor, reflecting higher headcount driven by the Company’s overall growth and expansion; a $7.1 million increase in legal, accounting and other professional fees related to increased revenue and related contract generation and SEC filing-related costs; a $2.8 million increase in insurance costs reflecting the growth and expansion of the Company, as well as the addition of directors and officers (D&O) insurance in 2022; a $3.2 million increase in depreciation and amortization charges due to an increase in assets to support revenue growth and capitalized software amortization, including from recently acquired companies; a $2.3 million increase in rent utility expenses, due to the Company’s ongoing growth and geographic expansion; a $2.9 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; and a $0.6 million increase in marketing expenses, driven in part by expenditures made to develop and expand the Company’s direct-to-consumer (DTC) and other Mobile Health programs. These items were partially offset by a $0.7 million decline witnessed across several operating expense categories, such as travel, commissions and general office expenses. The Company anticipates that operating expenses will continue to increase along with the Company’s revenue growth and remain in the range of 25%-30% of revenue in the coming quarters.

For the Mobile Health segment, operating expenses in the year ended December 31, 2022 were $58.0 million, up 25% from operating expenses of $46.3 million in the year ended December 31, 2021. Operating expenses as a percentage of revenues decreased to 17.8% from 19.8% in 2021, due to the increase in Mobile Health revenues, which outweighed the effect of the significant expenditures that were made in 2022 in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.

For the Transportation services segment, operating expenses in the year ended December 31, 2022 were $74.0 million, up $26.6 million, or 56%, from the year ended December 31, 2021. Operating expenses as a percentage of revenues increased to 64.6% from 56.3% in the prior year period, despite the increase in revenues, primarily due to increases in the Company’s corporate overhead expenditures, as described above, as these expenses were allocated to the Transportation segment for purposes of segment reporting. Operating expenses for the Transportation segment were also driven higher by the inclusion of the acquisitions the Company made in the second half of 2022.

Interest Income (Expense), Net

For the year ended December 31, 2022, the Company recorded $0.8 million of net interest income compared to $0.8 million of interest expense in the year ended December 31, 2021. This was due to a significantly higher amount of interest earned during 2022, resulting from an increase in the Company’s cash balances in income-bearing accounts, coupled with higher rates of interest earned on balances in these accounts, which reflected significantly higher market interest rates.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the year ended December 31, 2022, the Company recorded a net gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this gain reflected the decrease in DocGo’s stock price relative to the beginning of the period. During the year ended December 31, 2021, the Company recorded a net gain of $5.2 million on the remeasurement of warrant liabilities. On August 15, 2022, the Company announced the redemption of all of its outstanding warrants under the Warrant Agreement, dated as of October 14, 2020, by and between Motion and Continental Stock Transfer & Trust Company, as warrant agent, on the redemption date of September 16, 2022 (the “Redemption Date”). Warrants surrendered for exercise on a cashless basis resulted in the issuance of 1,406,371 shares. A total of 68,514 warrants were not surrendered on the Redemption Date and were redeemed for $0.10 per warrant.

Gain/(Loss) on Equity Method Investment

During the year ended December 31, 2022, the Company recorded a gain on equity method investment of $8,919, representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the fourth quarter of 2021, during which period a loss of $66,818 was recorded in relation to this equity method investment.

Gain on Bargain Purchase

During the year ended December 31, 2022, the Company recorded a gain on bargain purchase of approximately $1.6 million in relation to an acquisition made during the fourth quarter of the year, wherein the tangible net asset value of the acquired entity exceeded the purchase price. No such gain or loss was recorded during the same period in 2021.

Gain/(Loss) from Remeasurement of Finance Leases

During the year ended December 31, 2022, the Company recorded a gain from remeasurement of finance leases of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases. No such gain or loss was recorded in the same period in 2021.

Gain from PPP Loan Forgiveness

In 2021, the Company recorded a $0.1 million gain due to the forgiveness of a loan that one of its subsidiaries had obtained via the government’s Paycheck Protection Program (PPP) in 2020. No gain from loan forgiveness was recorded during the year ended December 31, 2022.

Income Tax Benefit (Expense)

During the year ended December 31, 2022, the Company recorded an income tax benefit of $7.9 million compared to an income tax expense of $0.6 million in the year ended December 31, 2021. The tax benefit in 2022 was due to the release of the valuation allowance recorded in previous years for net operating losses (NOLs), as the Company determined that it was now more likely than not that it would be able to realize its NOL carryforwards in the future.

Net Loss Attributable to Noncontrolling Interest

For the year ended December 31, 2022, the Company had a net loss attributable to noncontrolling interest of approximately $3.8 million compared to a net loss attributable to noncontrolling interest of $4.6 million for the year ended December 31, 2021. For both periods, the loss reflected ongoing investments in new markets that were entered into during 2021 and 2022, partially offset by income generated by those markets.

Liquidity and Capital Resources

Since inception, DocGo has completed three equity financing transactions as its principal source of liquidity. Generally, the Company has utilized equity raised to finance operations, investments in assets, ambulance operating licenses and to fund accounts receivable. The Company has also funded these activities through operating cash flows. In November 2021, upon the completion of the merger between Motion and Ambulnz, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Despite the fact that the Company generated positive net income in the year ended December 31, 2022, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, DocGo’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 on the economy and on the Company’s market environment and operations evolves, the Company routinely assesses its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings.

On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank acting as the administrative agent (the “Lenders”), with an initial maximum commitment amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company’s consolidated net leverage ratio. The revolving facility matures on November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the agreement. As of the date of the filing of this Annual Report on Form 10-K, the Company has not made any draws under the facility and there are no amounts outstanding.

Considering the foregoing, DocGo anticipates that its existing balances of cash and cash equivalents, future expected cash flows generated from its operations and its available line of credit under the revolving facility (as further discussed in Note 9, “Line of Credit” to the Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Comparison as of December 31, 2022 and December 31, 2021

	As of December 31,		Change	Change
$ in Millions	2022	2021	$	%
Working capital
Current assets	$271.1	$256.0	$15.1	6%
Current liabilities	100.2	57.9	42.3	73%
Total working capital	$170.9	$198.1	$(27.2)	(14%)

As of December 31, 2022, available cash totaled $157.3 million, which represented a decrease of $18.2 million compared to December 31, 2021, as changes to working capital accounts and cash used for acquisitions in 2022 outweighed the positive cash flow generated by operations. As of December 31, 2022, working capital amounted to $170.9 million, which represented a decrease of $27.2 million compared to December 31, 2021, which reflected the decreased cash balance in 2022. Increased accounts receivable, which reflected the growth of the business and a shift towards higher credit quality customers, who have longer payment terms, in 2022, were outweighed by the increase in current liabilities, which reflected the growth of the business and amounts due to seller resulting from acquisitions.

Cash Flows

Year ended December 31, 2022 and 2021

	As of December 31,		Change	Change
$ in Millions	2022	2021	$	%
Cash flow summary
Net cash provided by/(used in) operating activities	$28.9	$(1.9)	$30.8	1,621%
Net cash provided by/(used in) investing activities	(38.4)	$(8.6)	(29.8)	(347%)
Net cash provided by/(used in) financing activities	(6.2)	$155.2	(161.4)	(104%)
Effect of exchange rate changes	0.7	$-	0.7	100%
Net (decrease) increase in cash	$(15.0)	$144.7	$(159.7)	(110%)

Operating activities

During the year ended December 31, 2022, cash provided by operating activities was $28.9 million, aided by net income of $30.73 million. Non-cash charges were $11.3 million and included $7.3 million in depreciation of property and equipment and right-of-use assets, $3.2 million from amortization of intangible assets, $3.8 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $8.1 million of stock compensation expense, and a non-cash loss of $2.9 million related to the impairment of a business unit that was discontinued at the end of the year. These charges were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities $1.1 million from the remeasurement of warrant liabilities, $1.6 million in a gain on a bargain purchase and $9.9 million in the realization of a deferred tax asset. Changes in assets and liabilities resulted in an approximately $13.2 million decrease to operating cash flow, as an $8.4 million increase in accounts receivable, a $4.2 million increase in prepaid expenses and a $6.0 million decrease in accrued liabilities outweighed the effect of a $1.8 million decrease in other assets and a $3.6 million increase in accounts payable.

During the year ended December 31, 2021, cash used in operating activities was $1.9 million, despite net income of $19.2 million. Non-cash charges amounted to $7.7 million, as $5.2 million in depreciation of property and equipment and right-of-use assets, $1.8 million from amortization of intangible assets, $4.5 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $1.4 million of stock compensation expense were partially offset by $5.2 million in a non-cash gain on the remeasurement of warrant liabilities. Changes in assets and liabilities resulted in an approximately $28.8 million decrease in operating cash flow and were primarily driven by a $57.1 million increase in accounts receivable arising from the growth of the business, particularly in the fourth quarter of the year and the inclusion of larger Mobile Health customers with extended credit terms; and a $3.5 million increase in prepaid expenses and other current assets, partially offset by a $32.6 million increase in accounts payable and accrued expenses due primarily to the extension of credit and timing of payments, as DocGo attempted to align the timing of payments to vendors with the timing of payments received from customers, where possible, in an attempt to manage cash balances.

Investing activities

During the year ended December 31, 2022, cash used in investing activities was $38.4 million and consisted of the acquisition of property and equipment totaling approximately $3.2 million, the acquisition of intangibles in the amount of $2.3 million and $33.0 million in the acquisition of businesses, primarily relating to acquisitions the Company completed in the third and fourth quarters of 2022.

During the year ended December 31, 2021, cash used in investing activities was $8.6 million, primarily consisting of the acquisition of property and equipment totaling $4.8 million and the acquisition of businesses and intangibles of $3.1 million to support the ongoing growth of the business. In addition, the Company made an equity investment amounting to approximately $0.7 million.

Financing activities

During the year ended December 31, 2022, cash used in financing activities was $6.2 million, including $3.7 million in the repurchase of Common Stock, $3.0 million in payments under the terms of a finance lease, $2.5 million decrease in amounts due to seller and $0.9 million in repayments of notes payable, which were partially offset by $2.1 million in non-controlling interest contributions and $2.0 million in proceeds from the exercise of stock options.

During the year ended December 31, 2021, cash provided by financing activities was $155.2 million, due primarily to $158.1 million in proceeds from the issuance of common stock in connection with the Motion merger, which is net of $20.0 million in issuance costs. This was slightly offset by $2.2 million in payments on obligations under the terms of a finance lease, and $0.5 million in expenditures to acquire the remaining 20% of the Company’s U.K. subsidiary. During 2021, the Company received $8.0 million in proceeds from a revolving bank loan, which was repaid during the fourth quarter of 2021.

Future minimum annual maturities of notes payable as of December 31, 2022 are as follows:

Amounts in millions	Notes Payable
2023	0.6
2024	0.5
2025	0.4
2026	0.3
Thereafter	0.1
Total maturities	$1.9
Current portion of notes payable	(0.7)
Long-term portion of notes payable	$1.2

Future minimum lease payments under finance leases as of the year ended December 31, 2022:

Amounts in millions	Finance Leases
2023	$3.2
2024	2.4
2025	2.2
2026	1.4
2027 and thereafter	0.4
Total future minimum lease payments	9.6
Less effects of discounting	(1.0)
Present value of future minimum lease payments	$8.6

Future minimum lease payments under operating leases as of the year ended December 31, 2022:

Amounts in millions	Operating Leases
2023	$2.8
2024	2.3
2025	2.3
2026	1.7
2027 and thereafter	1.6
Total future minimum lease payments	10.7
Less effects of discounting	(1.3)
Present value of future minimum lease payments	$9.4

Critical Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Consolidated Balance Sheets represents the portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

Pursuant to the Business Combination, the merger between Motion and Ambulnz was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Motion was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz stock for the net assets of Motion, accompanied by a recapitalization. The net assets of Motion are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz. The shares of common stock and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares of the Company, reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz was determined to be the accounting acquirer in the transaction, as such, the acquisition is considered to be a business combination under Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, (“ASC 805”) and was accounted for using the acquisition method of accounting.

Principles of Consolidation

The Company holds a variable interest in an entity which contracts with physicians and other health professionals in order to provide services to the Company. MD1 Medical Care P.C. (“MD1”) is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Total revenue for the VIE amounted to $2,857,463 as of December 31, 2022. Net loss for the VIE was $373,456 as of December 31, 2022. The VIE’s total assets, all of which were current, amounted to $610,553 as of December 31, 2022. Total liabilities, all of which were current for the VIE, was $320,424 as of December 31, 2022. The VIE’s total stockholders’ deficit was $290,130 as of December 31, 2022. The Company made payments of $3,018,119 and $1,746,736 to MD1 and its affiliates during the years ended December 31, 2022 and 2021, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price, below our net book value.

On February 3, 2023, Ambulnz Health, LLC (“Health”), commenced an assignment for the benefit of creditors (“ABC”) pursuant to California law. An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to an assignee (the “Assignee”) who acts as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee is responsible for liquidating the assets. Similar to a bankruptcy case, there is a claims process. Creditors of Health will receive notice of the ABC and a proof of claim form and are required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.

Based on such filing for Health, the Company impaired the goodwill assigned to that reporting unit as of December 31, 2022 by approximately $5.1 million.

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

The Company generates revenues from the provision of (1) ambulance and medical transportation services (“Transportation Services”) and (2) Mobile Health services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.

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

DocGo, Inc. and Subsidiaries

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DocGo, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and comprehensive income (loss) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pittsburgh, PA

March 14, 2023

DocGo Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$157,335,323	$175,537,221
Accounts receivable, net of allowance of $7,818,702 and $7,377,389 as of December 31, 2022 and December 31, 2021, respectively	102,995,397	78,383,614
Prepaid expenses and other current assets	6,269,841	2,111,656
Assets held for sale	4,480,344	-
Total current assets	271,080,905	256,032,491

Property and equipment, net	21,258,175	12,733,889
Intangibles, net	22,969,246	10,678,049
Goodwill	38,900,413	8,686,966
Restricted cash	6,773,751	3,568,509
Operating lease right-of-use assets	9,074,277	4,195,682
Finance lease right-of-use assets	9,039,663	9,307,113
Equity method investment	597,977	589,058
Deferred tax assets	9,957,967	-
Other assets	3,625,254	3,810,895
Total assets	$393,277,628	$309,602,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,582,866	$15,833,970
Accrued liabilities	31,573,031	35,110,877
Line of credit	-	25,881
Notes payable, current	664,913	600,449
Due to seller	26,244,133	1,571,419
Contingent consideration	10,555,540	-
Operating lease liability, current	2,325,024	1,461,335
Liabilities held for sale	4,480,344	-
Finance lease liability, current	2,732,639	3,271,990
Total current liabilities	100,158,490	57,875,921

Notes payable, non-current	1,236,601	1,302,839
Operating lease liability, non-current	7,040,982	2,980,946
Finance lease liability, non-current	5,914,164	6,867,420
Warrant liabilities	-	13,518,502
Total liabilities	114,350,237	82,545,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2022	2021
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Class A common stock ($0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31,2021; 102,411,162 and 100,133,953 shares issued and outstanding as of December 31, 2022 and December 31,2021, respectively)	10,241	10,013
Additional paid-in-capital	301,451,435	283,161,216
Accumulated deficit	(28,972,216)	(63,556,714)
Accumulated other comprehensive income/(loss)	741,206	(32,501)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	273,230,666	219,582,014
Noncontrolling interests	5,696,725	7,475,010
Total stockholders’ equity	278,927,391	227,057,024
Total liabilities and stockholders’ equity	$393,277,628	$309,602,652

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31
	2022	2021

Revenue, net	$440,515,746	$318,718,580
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	285,794,520	208,971,062
Operating expenses:
General and administrative	103,403,416	74,892,828
Depreciation and amortization	10,565,578	7,511,579
Legal and regulatory	8,780,590	3,907,660
Technology and development	5,384,853	3,320,183
Sales, advertising and marketing	4,755,161	4,757,970
Total expenses	418,684,118	303,361,282
Income from operations	21,831,628	15,357,298

Other income (expenses):
Interest income (expense), net	762,685	(763,030)
Gain on remeasurement of warrant liabilities	1,127,388	5,199,496
Gain (loss) on equity method investment	8,919	(66,818)
Gain on remeasurement of finance leases	1,388,273	-
Gain on bargain purchase	1,593,612	-
Gain from PPP loan forgiveness	-	142,667
Loss on disposal of fixed assets	(21,173)	(34,342)
Goodwill impairment	(2,921,958)	-
Other expenses	(987,482)	(40,086)
Total other income	950,264	4,437,887

Net income before income tax benefit (expense)	22,781,892	19,795,185
Benefit (provision) for income tax	7,961,321	(615,697)
Net income	30,743,213	19,179,488
Net loss attributable to noncontrolling interests	(3,841,285)	(4,564,270)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	34,584,498	23,743,758
Other comprehensive income
Foreign currency translation adjustment	773,707	16,038
Total comprehensive income	$35,358,205	$23,759,796

Net income per share attributable to DocGo Inc. and Subsidiaries – Basic	$0.34	$0.30
Weighted-average shares outstanding – Basic	101,228,369	80,293,959

Net income per share attributable to DocGo Inc. and Subsidiaries – Diluted	$0.34	$0.25
Weighted-average shares outstanding – Diluted	102,975,831	94,863,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance – December 31, 2020	28,055	$-	35,497	$-	55,008	$-	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	-	22,900,719	-	35,488,938	-	-	-	-	-	-
Conversion of share due to merger recapitalization	(18,099,548)	-	(22,900,719)	7,649	(35,488,938)	-	-	-	-	-	7,649
Effect of reverse acquisition	-	-	76,489,205	7,649	-	-	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	-	-	171,608	17	-	-	-	-	-	-	17
Exercise of cashless warrants	-	-	1,817,507	182	-	-	-	-	-	-	182
Issuance of shares net redemption and issuance costs of $9,566,304	-	-	5,297,097	530	-	-	43,404,558	-	-	-	43,405,088
PIPE, net of issuance costs of $10,396,554	-	-	12,500,000	1,250	-	-	114,602,318	-	-	-	114,603,568
Exercise of stock options	-	-	1,235,131	123	-	-	628,469	-	-	-	628,592
Stock based compensation	-	-	-	-	-	-	1,376,353	-	-	-	1,376,353
Fair value of Warrants from reverse acquisition	-	-	-	-	-	-	(18,717,998)	-	-	-	(18,717,998)
U.K. Ltd. Shares purchase (Note 4)	-	-	50,192	5	-	-	(479,336)	-	-	(242,945)	(722,276)
Sponsor Earnout shares	-	-	2,573,213	257	-	-	-	-	-	-	257
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	333,025	333,025
Foreign currency translation	-	-	-	-	-	-	-	-	16,038	-	16,038
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,564,270)	(4,564,270)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	23,743,758	-	-	23,743,758
Balance – December 31, 2021	-	$-	100,133,953	$10,013	-	$-	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Equity cost	-	-	-	-	-	-	(19,570)	-	-	-	(19,570)
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	2,063,000	2,063,000
Common stock repurchased	-	-	(536,839)	(54)	-	-	(3,731,658)	-	-	-	(3,731,712)
Exercise of stock options	-	-	1,053,401	105	-	-	1,980,674	-	-	-	1,980,779
Cashless exercise of options	-	-	354,276	36	-	-	(230)	-	-	-	(194)
Stock based compensation	-	-	-	-	-	-	7,183,992	-	-	-	7,183,992
Restricted stock units	-	-	-	-	-	-	495,579	-	-	-	495,579
Share warrants conversion	-	-	1,406,371	141	-	-	12,381,432	-	-	-	12,381,573
Net loss attributable to Noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,841,285)	(3,841,285)
Foreign currency translation	-	-	-	-	-	-	-	-	773,707	-	773,707
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	-	-	-	-	34,584,498	-	-	34,584,498
Balance – December 31, 2022	-	$-	102,411,162	$10,241	-	$-	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,743,213	$19,179,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,114,346	2,312,437
Amortization of intangible assets	3,214,814	1,845,193
Amortization of finance lease right-of-use assets	3,236,418	2,913,925
Loss on disposal of assets	21,173	34,342
Deferred tax asset	(9,957,967)	-
Gain from PPP loan forgiveness	-	(142,667)
(Loss) gain on equity method investment	(8,919)	66,818
Bad debt expense	3,815,187	4,467,956
Stock based compensation	8,054,571	1,376,353
Gain on remeasurement of finance leases	(1,388,273)	-
Gain on remeasurement of warrant liabilities	(1,127,388)	(5,199,496)
Gain on bargain purchase	(1,593,612)	-
Goodwill impairment	2,921,958	-
Changes in operating assets and liabilities:
Accounts receivable	(8,415,793)	(57,996,613)
Cash held for sale	190,312	-
Prepaid expenses and other current assets	(4,181,035)	(961,165)
Other assets	1,557,655	(2,490,564)
Accounts payable	3,637,305	11,879,850
Accrued liabilities	(5,964,064)	20,766,723
Net cash provided by (used in) operating activities	28,869,901	(1,947,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,198,234)	(4,808,409)
Acquisition of intangibles	(2,299,558)	(1,849,136)
Acquisition of businesses	(32,953,179)	(1,300,000)
Proceeds from disposal of property and equipment	3,000	74,740
Acquisition of leased assets	-	(50,504)
Investments in equity method investment	-	(655,876)
Net cash used in investing activities	(38,447,971)	(8,589,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	-	8,000,000
Repayments of revolving line of credit	(25,881)	(8,000,000)
Proceeds from FMC loan	1,000,000	-
Repayments of FMC loan	(1,000,000)	-
Repayments of notes payable	(925,151)	(604,826)
Due to seller	(2,535,521)	(595,528)
Noncontrolling interest contributions	2,063,000	333,025
Proceeds from exercise of stock options	1,980,585	628,592
Acquisition of U.K. Ltd remaining 20% shares	-	(479,331)
Common stock repurchased	(3,731,712)	-
Equity costs	(19,570)	-
Payments on obligations under finance lease	(2,985,568)	(2,216,309)
Issuance costs related to merger recapitalization	-	(19,961,460)
Proceeds from issuance of Class A common stock, net of transaction cost	-	178,102,313
Net cash (used in) provided by financing activities	(6,179,818)	155,206,476

Effect of exchange rate changes on cash and cash equivalents	761,232	(21,414)

Net increase in cash and restricted cash	(14,996,656)	144,648,457
Cash and restricted cash at beginning of period	179,105,730	34,457,273
Cash and restricted cash at end of period	$164,109,074	$179,105,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2022	2021
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$197,005	$315,272

Cash paid for interest on finance lease liabilities	$559,596	$525,476

Cash paid for income taxes	$1,505,235	$615,697

Right-of-use assets obtained in exchange for lease liabilities	$5,035,201	$5,271,662

Fixed assets acquired in exchange for notes payable	$923,377	$1,113,102

Gain from PPP loan forgiveness	$-	$142,667

Due to Seller non cash	$-	$434,494

Reconciliation of cash and restricted cash

Cash	$157,335,323	$175,537,221

Restricted Cash	6,773,751	3,568,509

Total cash and restricted cash shown in Consolidated Statements of Cash Flows	$164,109,074	$179,105,730

Non-cash investing activities Acquisition of business funded by acquisition payable	46,324,909	1,028,942

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

In connection with the Business Combination, the Company raised $158.0 million of net proceeds. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the concurrent PIPE private placement of shares of common stock to certain investors at a price of $10.00 per share (the “PIPE Financing), net of $10.4 million in transaction costs. These transaction costs consisted of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Consolidated Balance Sheets represents the portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of DocGo Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these Consolidated Financial Statements.

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

Total revenue for the VIE amounted to $2,857,463 as of December 31, 2022. Net loss for the VIE was $373,456 as of December 31, 2022. The VIE’s total assets, all of which were current, amounted to $610,553 on December 31, 2022. Total liabilities, all of which were current for the VIE, was $320,424 on December 31, 2022. The VIE’s total stockholders’ deficit was $290,130 on December 31, 2022. The Company made payments of $3,018,119 and $1,746,736 to MD1 and its affiliates during the years ended December 31, 2022 and 2021, respectively.

Foreign Currency

The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the year of 2022 was $773,707. For the same period of 2021, it was not material to the financial statements.

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

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Major Customers

The Company had one customer that accounted for approximately 35% of sales and 45% of net accounts receivable, for the year ended December 31, 2022.

The Company had one customer that accounted for approximately 23% of revenues and 26% of net accounts receivable, and another customer that accounted for 26% of revenues and 24% of net accounts receivable for the year ended December 31, 2021.

Major Vendor

The Company had one vendor that accounted for approximately 12% of total cost for the year ended December 31, 2022. The Company expects to maintain this relationship with the vendor and believe the services provided from this vendor are available from alternatives sources.

The Company had one vendor that accounted for approximately 11% of total cost for the years ended December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains its cash and cash equivalents with financial institutions in the United States. The accounts at financial institutions in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $8,125,966 and $803,000 with foreign financial institutions on December 31, 2022 and 2021, respectively.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Cash

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the Consolidated Balance Sheets. Restricted cash is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for self-insurance exposures, transportation equipment leases and a standby letter of credit as required by its insurance carrier (see Notes 9 and 15).

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

The Company also maintains certain cash balances related to its insurance programs, which are held in a self-depleting trust and restricted as to withdrawal or use by the Company other than to pay or settle self-insured claims and costs. These amounts are reflected in “Restricted cash” in the accompanying Consolidated Balance Sheets.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and December 31, 2021. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheets in the period of the change.

During the year ended December 31, 2022, the Company recorded $4,000,000 Contingent consideration in connection with the Ryan Brothers Atkinson, LLC business acquisition, to be paid based on the completion of certain performance obligations over a 24-month period. In relation to the acquisition of Exceptional, the Company also agreed to pay up to $2,000,000 upon meeting certain performance conditions within two years of the Closing Date. The estimated Contingent consideration amount for Exceptional was $1,080,000 as of December 31, 2022.

For Location Medical Services, LLC, the Company also recorded $2,475,540 estimated Contingent consideration in relation to the acquisition to be paid upon LMS meeting certain performance conditions in 2023. For Government Medical Services, an amount of $3,000,000 is recorded as Contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the Closing Date (see Note 4).

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In 2022, the Company reassigned all the assets at Ambulnz Health, LLC (“Health”) to Assets held for sale as a result of an assignment for the benefit of creditors (“ABC”) transaction. We have also recognized a non-cash charge of $2,921,958 for its Goodwill impairment for the year ended December 31, 2022 in the Consolidated Statements of Operations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price, below our net book value.

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

Related party transactions are recorded within operating expenses in the Company’s statement of operations. For details regarding the related party transactions that occurred during the periods ended December 31, 2022 and 2021, refer to Note 17.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by as follows:

	Years Ended December 31,
Revenue Breakdown	2022	2021
Primary Geographical Markets
United States	$419,578,082	$309,218,594
United Kingdom	20,937,664	9,499,986
Total revenue	$440,515,746	$318,718,580

Major Segments/Service Lines
Transportation Services	$114,624,306	$84,268,817
Mobile Health	325,891,440	234,449,763
Total revenue	$440,515,746	$318,718,580

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

Earnings per Share

Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting periods. Potential dilutive common stock equivalents consist of the incremental common stock issuable upon conversion of stock options. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation.

The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	For the years ending December 31,
	2022	2021
Net income attributable to stockholders of DocGo Inc. and Subsidiaries:	$34,584,498	$23,743,758
Weighted-average shares - basic	101,228,369	80,293,959
Effect of dilutive options	1,747,462	14,569,654
Weighted-average shares - dilutive	102,975,831	94,863,613
Net income share - basic	$0.34	$0.30
Net income share - diluted	$0.34	$0.25
Anti-dilutive employee share-based awards excluded	9,000,750	-

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Consolidated Balance Sheets. Changes in value of RND are recorded in “Gain (loss) on equity method investment” on the Consolidated Statements of Operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the Consolidated Balance Sheets. Changes in value of NPA are recorded in “Gain (loss) on equity method investment” on the Consolidated Statements of Operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. As of December 31, 2021 DocGo owned 50% of NPA.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Following the effective date philosophy for all other entities in ASU 2019-10, which includes smaller reporting companies (SRCs) and emerging growth companies (EGC), this guidance is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is in the process of evaluating the potential impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The guidance is not applicable to the Company.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. The guidance is not applicable to the Company.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Property and Equipment, net

Property and equipment, net, as of December 31, 2022 and 2021, respectively, are as follows:

	December 31, 2022	December 31, 2021

Office equipment and furniture	$2,686,065	$1,977,808
Buildings	527,283	527,284
Land	37,800	37,800
Transportation equipment	20,773,862	13,772,251
Medical equipment	5,177,520	3,949,566
Leasehold improvements	579,658	616,446
	29,782,188	20,881,155
Less: Accumulated depreciation	(8,524,013)	(8,147,266)
Property and equipment, net	$21,258,175	$12,733,889

The Company recorded depreciation expenses of $4,114,346 and $2,312,437 as of December 31, 2022 and 2021, respectively.

The total disposal for the years ended December 31, 2022 and 2021 were $50,353 and $0, respectively.

4. Acquisitions

Government Medical Services, LLC

On July 6, 2022, Holdings, acquired 100% of the outstanding shares of common stock of Government Medical Services, LLC (“GMS”), a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the Closing Date. Acquisition costs are included in general and administrative expenses and totaled $1,001,883 for the twelve months ended December 31, 2022.

Exceptional Medical Transportation, LLC

On July 13, 2022, the Company acquired 100% of the outstanding shares of common stock of Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $13,708,333 consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24 month period. Holdings also agreed to pay an estimated $1,080,000 Contingent consideration upon Exceptional meeting certain performance conditions in 2023. Exceptional is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $56,571 for the twelve months ended December 31, 2022.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ryan Brothers Fort Atkinson, LLC

On August 9, 2022, the Company acquired 100% of the outstanding shares of common stock of Ryan Brothers Fort Atkinson, LLC (“RB”) in exchange for $11,422,252 consisting of $7,422,252 in cash at closing and $4,000,000 of estimated Contingent consideration to be paid out over 24 months based on performance of certain obligations. RB is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $230,175 for the twelve months ended December 31, 2022.

Community Ambulance Services LTD

On October 12, 2022, the Company acquired Community Ambulance Service Ltd (“CAS”), a company located in United Kingdom, in exchange for approximately $5,541,269 in cash. The net assets acquired through the CAS acquisition was $7,134,881 mainly from the vehicles with high fair market value, which directly lead to a Gain on bargain purchase of $1,593,612. CAS is engaged in providing emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services and diagnostics testing. We believe this acquisition will allow us to increase our presence in that market, while giving us improved access to municipal contracts. Acquisition costs are included in general and administrative expenses totaling $171,779 for the three and twelve months ended December 31, 2022, respectively.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Location Medical Services, LLC

On December 9, 2022, Holdings through its indirect wholly owned subsidiary, Ambulnz U.K. Ltd., closed acquiring 100% of the outstanding shares of common stock of Location Medical Services, LLC (“LMS”). The aggregate purchase price consisted of $302,450 in cash consideration. The Company also agreed to pay LMS an additional $11,279,201 deferred consideration and an estimated $2,475,540 Contingent consideration upon LMS meeting certain performance conditions in 2023. Acquisition costs are included in general and administrative expenses and totaled $4,200 for the three and twelve months ended December 31, 2022, respectively.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	Location Medical Services	Community Ambulance Service	Ryan Brothers	Exceptional Medical Transport	Government Medical Services	Total

Consideration:
Cash consideration	$302,450	$5,541,269	$7,422,252	$6,375,000	$20,338,789	$39,979,760
Deferred consideration	11,279,201	-	-	6,000,000	-	17,279,201
Amounts held under an escrow account	-	-	-	1,333,333	-	1,333,333
Contingent consideration	2,475,540	-	4,000,000	1,080,000	3,000,000	10,555,540
Total consideration	14,057,191	5,541,269	11,422,252	14,788,333	23,338,789	69,147,834

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$5,404,660	$892,218	$620,248	$299,050	$1,005,453	$8,221,629
Accounts receivable	623,635	7,002,325	5,844,494	3,785,490	3,975,160	21,231,104
Other current assets	134,216	1,167,326	136,157	-	30,734	1,468,433
Property, plant and equipment	519,391	4,548,956	2,125,134	2,450,900	4,092	9,648,473
Intangible assets	2,419,600	-	387,550	125,000	10,305,000	13,237,150
Total identifiable assets acquired	9,101,502	13,610,825	9,113,583	6,660,440	15,320,439	53,806,789

Accounts payable	$40,447	$2,036,714	$44,911	$-	$137,239	$2,259,311
Due to seller	-	-	5,844,494	4,084,540	-	9,929,034
Other current liabilities	1,012,992	4,439,230	286,792	-	562,809	6,301,823
Total liabilities assumed	1,053,439	6,475,944	6,176,197	4,084,540	700,048	18,490,168

Goodwill/(Gain on bargain purchase)	6,009,128	(1,593,612)	8,484,866	12,212,433	8,718,398	33,831,213

Total purchase price	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$69,147,834

Proforma disclosures

The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2022 and 2021 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2021. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	2022	2021
Revenue	$523,948,302	$451,696,206
Net Income	38,164,837	38,743,940

The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property, plant and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ABC Transaction and Held for Sale

During the year 2022, the Company started discussions regarding the potential liquidation process of Health through an assignment for the benefit of creditors (“ABC”), with a targeting timeline for the transaction to be fully closed in December 2022. The conversation involved operations, human resources, external legal counsel, and Amb, LLC (a California limited liability company, the “Assignee”). It was the management’s intention and decision that the ABC transaction will be commenced and completed by year end 2022. Due to operational processes, the filing was extended and finalized on February 3, 2023.

On February 3, 2023, Health commenced the ABC pursuant to California law. An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to the Assignee who acts as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee is responsible for liquidating the assets. Similar to a bankruptcy case, there is a claims process. Creditors of Health will receive notice of the ABC and a proof of claim form and are required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.

As of December 31, 2022, Health met the criteria to be classified as held for sale. As the entity has met this criteria, the Company is required to record the respective assets and liabilities at the lower of carrying value or fair value less any costs to sell, and present the related assets and liabilities as separate line items in the Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2022:

	December 31, 2022
	Pre ABC Adjustment	Adjustment	Post ABC Adjustment
ASSETS

Current assets:
Cash and cash equivalents	$(190,312)	$190,312	$-
Accounts receivable, net	1,219,927	(1,219,927)	-
Prepaid expenses and other current assets	22,850	(22,850)	-
Assets held for sale	-	4,480,344	4,480,344
Total current assets	1,052,465	3,427,879	4,480,344

Property and equipment, net	1,107,279	(1,107,279)	-
Intangibles, net	30,697	(30,697)	-
Goodwill	5,085,689	(5,085,689)	-
Operating lease right-of-use assets	29,753	(29,753)	-
Intercompany receivables	17,957,076	-	17,957,076
Other assets	96,419	(96,419)	-
Total assets	$25,359,378	$(2,921,958)	$22,437,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,122	$(196,122)	$-
Accrued liabilities	4,250,603	(4,250,603)	-
Intercompany payables	59,404,839	-	59,404,839
Operating lease liability, current	33,619	(33,619)	-
Liabilities held for sale	-	4,480,344	4,480,344
Total current liabilities	63,885,183	-	63,885,183
Total liabilities	$63,885,183	$-	$63,885,183

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(38,525,805)	$(2,921,958)	$(41,447,763)
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	(38,525,805)	(2,921,958)	(41,447,763)
Noncontrolling interests	-	-	-
Total stockholders’ equity	$(38,525,805)	$(2,921,958)	$(41,447,763)
Total liabilities and stockholders’ equity	$25,359,378	$(2,921,958)	$22,437,420

The Intercompany receivables and Intercompany payables are eliminated in the Company’s Consolidated Balance Sheets.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill

In connection with the ABC transaction, the Company has evaluated its Goodwill balances as of December 31, 2022 and has determined that there is an impairment of Goodwill related to its Health reporting unit. The impairment is primarily due to the ABC filing.

As a result of this impairment, the Company has recognized a non-cash charge of $2,921,958 in the year ended December 31, 2022 in the Consolidated Statements of Operations. The charge was recorded as part of Other Income in the Company’s Consolidated Statements of Operations and has no impact on its cash flow, liquidity, or compliance with debt covenants.

Additionally, the Company recorded Goodwill in connection with its acquisitions, the total Goodwill acquired in 2022 was $35,299,136.

The Company also updated the carrying value of the Goodwill in its Consolidated Balance Sheets to reflect the additional Goodwill and the impairment charge. The carrying value of Goodwill amounts $38,900,413, the changes in the carrying value of Goodwill for the period ended December 31, 2022 are as noted in the tables below:

Carrying Value
Balance as of December 31, 2020	$6,610,557
Goodwill acquired during the period	2,076,409
Balance as of December 31, 2021	$8,686,966
Goodwill acquired during the period	35,299,136
Impairment during the year	(2,921,958)
Reassignment of Goodwill to Assets held for sale	(2,163,731)
Balance as of December 31, 2022	$38,900,413

7. Intangibles

The Company recorded amortization expenses of $3,214,814 and $1,845,193 as of December 31, 2022 and 2021, respectively.

	December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$14,155	$(10,116)	$52,707
Computer software	5 years	294,147	(46,319)	(224,886)	22,942
Operating licenses	Indefinite	8,375,514	423,490	-	8,799,004
Internally developed software	4-5 years	6,013,513	2,270,545	(6,378,911)	1,905,147
Material contracts	Indefinite	-	62,550	-	62,550
Customer relationship	8-9 years	-	12,397,954	(594,301)	11,803,653
Trademark	8 years	-	326,646	(3,403)	323,243
		$14,731,842	$15,449,021	$(7,211,617)	$22,969,246

	December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$19,275	$29,393	$(6,367)	$42,301
Computer software	5 years	132,816	161,331	(219,388)	74,759
Operating licenses	Indefinite	8,375,514	-	-	8,375,514
Internally developed software	4-5 years	2,146,501	3,867,012	(3,828,038)	2,185,475
		$10,674,106	$4,057,736	$(4,053,793)	$10,678,049

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated future amortization expense of definite life intangible assets as of December 31, 2022 is as follows:

Amortization Expense
2023	$2,494,148
2024	1,917,338
2025	1,867,861
2026	1,453,827
2027	1,453,109
Thereafter	4,921,409
Total	$14,107,692

8. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated:

	December 31, 2022	December 31, 2021
Accrued bonus	$1,500,717	$7,260,456
Accrued lab fees	584,203	4,885,539
Accrued payroll	4,245,838	3,539,301
Medicare advance	-	975,415
FICA/Medicare liability	555,166	739,629
Accrued general expenses	11,436,462	3,497,418
Accrued subcontractors	8,101,150	9,564,833
Accrued fuel and maintenance	253,243	450,842
Accrued workers compensation and insurance liabilities	3,766,469	2,259,571
Other current liabilities	706,528	736,021
Accrued legal fees	344,417	1,143,629
Credit card payable	78,838	58,223
Total accrued liabilities	$31,573,031	$35,110,877

9. Line of Credit

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000. Each Revolving Advance shall bear interest at a per annum rate equal to the Wall Street Journal Prime Rate (7.75% as of March 10, 2023), as the same may change from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement is subject to certain financial covenants such as an unused fee, whereas the Company shall pay to the subsidiary of one of its members an unused fee in the amount of 0.5% of the average daily amount by which the Revolving Commitment Amount ($12,000,000) exceeds the principal balance of the aggregate outstanding advances. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. As of December 31, 2021, the outstanding balance of the line of credit was zero. On January 26, 2022, the company drew $1,000,000 to fund operations and meet short-term obligations. In December 2022, the Company did not renew the agreement, and repaid the outstanding balance.

On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank as the administrative agent (the “Lenders”), with a maximum revolving advance amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to, (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The Initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the consolidated net leverage ratio reported in the compliance certificate. The revolving facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the agreement. The Company has not made any draws under the facility and there is no amount outstanding. As of December 31, 2022, the outstanding balance of the line of credit is $0.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $76,546, inclusive of interest ranging from 2.5% through 8%. The notes mature at various times through 2027 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	December 31, 2022	December 31, 2021
Equipment and financing loans payable, between 2.5% and 8% interest and maturing between January 2022 and October 2027	$1,901,514	$1,903,288
Loan received pursuant to the PPP Term Note	-	-
Total notes payable	1,901,514	1,903,288
Less: current portion of notes payable	$664,913	$600,449
Total non-current portion of notes payable	$1,236,601	$1,302,839

Interest expenses were $117,664 and $61,324 for the periods ended December 31, 2022 and 2021, respectively.

Future minimum annual maturities of notes payable as of December 31, 2022 are as follows:

Notes Payable
2023	$563,366
2024	443,416
2025	425,863
2026	345,557
Thereafter	123,312
Total maturities	$1,901,514
Current portion of notes payable	(664,913)
Non-current portion of notes payable	$1,236,601

11. Derivative Warrant Liabilities

For the year ended December 31, 2021, the Company determined the fair value of its Public Warrants, which were previously traded in active markets, using quoted market prices for identical instruments. Accordingly, the Public Warrants were classified as Level 1 financial instruments. As of December 31, 2021, there were 3,833,333 Public Warrants outstanding at a fair value of $8.1 million. Because the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of DocGo would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant was the same as that of a Public Warrant, with an insignificant adjustment for marketability restrictions. Accordingly, the Private Warrants were classified as Level 1 financial instruments. As of December 31, 2021, 2,533,333 Private Warrants remained outstanding at a fair value of $5.4 million. Due to fair value changes throughout the year ended December 31, 2021, we recorded a gain on remeasurement of warrant liabilities of $5.2 million.

As of December 31, 2022, the Company recorded a gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this loss reflected the increase in DocGo’s stock price relative to the beginning of the period. On August 15, 2022, the Company announced the redemption of all of its outstanding warrants under the Warrant Agreement, dated as of October 14, 2020, by and between Motion Acquisition Corp. (“Motion”) and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in Motion’s initial public offering, on the redemption date of September 16, 2022 (the “Redemption Date”). Warrants surrendered for exercise on a cashless basis resulted in the issuance of 1,406,371 shares. A total of 68,514 warrants were not surrendered on the Redemption Date and were redeemed for $0.10 per warrant.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Business Segment Information

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

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Total
For the Year Ended December 31, 2022
Revenues	$114,624,306	$325,891,440	$440,515,746
Income (loss) from operations	(45,676,221)	67,507,849	21,831,628
Total assets	276,456,130	116,821,498	393,277,628
Depreciation and amortization expense	8,787,570	1,778,008	10,565,578
Stock compensation	2,013,643	6,040,928	8,054,571
Long-lived assets	32,302,611	50,825,223	83,127,834

For the Year Ended December 31, 2021
Revenues	$84,268,817	$234,449,763	$318,718,580
Income (loss) from operations	(26,365,962)	41,723,260	15,357,298
Total assets	229,206,964	80,395,688	309,602,652
Depreciation and amortization expense	5,508,679	2,002,900	7,511,579
Stock compensation	592,664	783,689	1,376,353
Long-lived assets	28,814,481	3,284,423	32,098,904

Long-lived assets include Property and equipment, Goodwill and Intangible assets.

Geographic Information

Revenues by geographic location included in Note 2.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Equity

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

Series A preferred stockholders had voting rights equivalent to the number of common stock shares issuable upon conversion. The Series A preferred stockholders were entitled to a non-cumulative dividends equal to 8% of the original issue price as defined in the agreement when declared by the board of directors.

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

Prior to the reverse merger, on May 23, 2019, the Ambulnz, Inc amended and restated its articles of incorporation and the total authorized common shares increased to 154,503 shares, comprised of 78,000 shares of Class A common stock and 76,503 shares of Class B common stock. The Class A common stockholders had voting rights equivalent to one vote per share of common stock and the Class B common stockholders have no voting rights. Dividends may be paid to the common stockholders out of funds legally available, when declared by the Board.

Share Repurchase Program

On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its common stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the third quarter of 2022. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Stock Based Compensation

Stock Options

In 2021, the Company established the DocGo Inc. Equity incentive Plan (the “Plan”) replacing Ambulnz, Inc’s 2017 Equity Incentive Plan. The Plan reserved 16,607,894 shares of Class A common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services up to five years. The stock options are subject to time vesting requirements through 2026 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On December 31, 2022, approximately 2.6 million employee options had vested.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Management took the company specific volatility and the average of several publicly traded companies that were representative of the Company’s size and industry in order to estimate its expected stock volatility. The expected term of the options represents the period of time the instruments are expected to be outstanding. The Company bases the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield is zero based on the fact that the Company has not historically paid and does not intend to pay a dividend in the foreseeable future.

Prior to the merger, the Company utilized contemporaneous valuations in determining the fair value of its shares at the date of option grants. Each valuation utilized both the discounted cash flow and guideline public company methodologies to estimate the fair value of its shares on a non-controlling and marketable basis. The March 11, 2021 valuation report relied solely on the fair value of the Company’s shares implied by the March 8, 2021 Merger Agreement with Motion Acquisition Corp.

For certain stock options issued prior to the Merger, a discount for lack of marketability was applied to the non-controlling and marketable fair value estimates determined above. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly traded companies and put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability include (a) the estimated time it would take for a Company stockholder to achieve marketability, and (b) the volatility of the Company’s business.

Subsequent to the Merger, the Company utilized publicly available pricing.

The following assumptions were used to compute the fair value of the sole stock option grant during the period ended December 31, 2022 and 2021:

	Years Ended December 31
	2022	2021
Risk-free interest rate	0.71% - 4.31%	0.12% - 0.67%
Expected term (in years)	6.25	1-5
Volatility	60% - 69%	63% - 65%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option activity under the Plan for the period ended December 31, 2022:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance as of December 31, 2020	4,635,898	$1.84	7.28	$8,129,671
Granted/ Vested during the year	5,495,095	2.88	9.80	-
Exercised during the year	(1,235,130)	0.50	4.32	-
Cancelled during the year	(472,891)	2.37	7.93	-
Balance as of December 31, 2021	8,422,972	$6.21	8.77	$24,706,020
Granted/ Vested during the year	5,443,368	7.04	-	-
Exercised during the year	(1,699,720)	2.03	-	-
Cancelled during the year	(595,312)	8.28	-	-
Balance as of December 31, 2022	11,571,308	7.11	9.05	$39,389,063
Options vested and exercisable as of December 31, 2022	2,628,288	$6.15	8.02	$6,982,555

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the years ended December 31, 2022 and 2021 was $7.04 and $2.88, respectively. On December 31, 2022 and December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $41,666,564 and $20,792,804, respectively, which the Company expects to recognize over a weighted-average period of approximately 2.16 years.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU

Balance as of December 31, 2021	50,192	$9.97
Granted	311,637	8.17
Vested during the year	(56,242)	5.86
Balance as of December 31, 2022	305,587	8.35
Vested and unissued as of December 31, 2022	56,242	5.86
Non-vested as of December 31, 2022	305,587	8.35

The total grant-date fair value of RSUs granted during the period ended December 31, 2022 was $2,547,498.

In 2022, the company entered into agreements to issue $535,000 in aggregate RSUs in 2023. The number of shares to be issued in 2023 will be based on the stock prices at stated dates in these agreements.

For the year ended December 31, 2022, the Company recorded stock-based compensation expense related to RSUs of $870,579.

As of December 31, 2022, the Company had $2,177,713 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

15. Leases

Operating Leases

The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space, and transportation equipment, expiring at various dates through 2029. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property. The Company is required to hold certain funds in restricted cash and cash equivalents accounts under some of these agreements.

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

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs

The table below comprise lease expenses for the periods ended December 31, 2022 and 2021, respectively:

Components of total lease cost:	December 31, 2022	December 31, 2021
Operating lease expense	$2,294,636	$1,993,984
Short-term lease expense	1,201,622	1,012,260
Total lease cost	$3,496,258	$3,006,244

Lease Position as of December 31, 2022

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Consolidated Balance Sheets as follows:

	December 31, 2022	December 31, 2021
Assets
Lease right-of-use assets	$9,074,277	$4,195,682
Total lease assets	$9,074,277	$4,195,682

Liabilities
Current liabilities:
Lease liability – current portion	$2,325,024	$1,461,335
Noncurrent liabilities:
Lease liability, net of current portion	7,040,982	2,980,946
Total lease liability	$9,366,006	$4,442,281

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	5.57
Weighted average discount rate – operating leases	6.00%

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Undiscounted Cash Flows

Future minimum lease payments under the operating leases as of December 31, 2022 are as follows:

Operating Leases
2023	$2,788,584
2024	2,346,789
2025	2,345,424
2026	1,716,501
2027 and thereafter	1,440,116
Total future minimum lease payments	10,637,414
Less effects of discounting	$(1,271,408)
Present value of future minimum lease payments	$9,366,006

Operating lease expenses approximated $2,294,636 and $1,993,984 for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the Company made $2,294,636 of fixed cash payments related to operating leases and $2,985,568 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $8,646,803 and $10,139,410 for the periods ended December 31, 2022 and 2021, respectively (accumulated depreciation of $7,906,966 and $7,095,242 as of December 31, 2022 and 2021, respectively).

Depreciation expenses for the vehicles under non-cancelable lease agreements amounted to $3,236,418 and $2,913,925 for the years ended December 31, 2022 and 2021, respectively.

Gain on Lease Remeasurement

In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases which resulted in a gain of $1.4 million recorded as gains from lease accounting on the Consolidated Statements of Operations and Comprehensive Income.

Lease Payments

The table below comprise lease payments for the periods ended December 31, 2022 and 2021, respectively:

Components of total lease payment:	December 31, 2022	December 31, 2021
Finance lease payment	$2,985,568	$2,741,784
Short-term lease payment	-	-
Total lease payments	$2,985,568	$2,741,784

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Position as of December 31, 2022

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Consolidated Balance Sheets as follows:

	December 31, 2022	December 31, 2021
Assets
Lease right-of-use assets	$9,039,663	$9,307,113
Total lease assets	$9,039,663	$9,307,113

Liabilities
Current liabilities:
Lease liability – current portion	$2,732,639	$3,271,990
Noncurrent liabilities:
Lease liability, net of current portion	5,914,164	6,867,420
Total lease liability	$8,646,803	$10,139,410

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of December 31, 2022:

Weighted average remaining lease term (in years) – finance leases	4
Weighted average discount rate – finance leases	6.0%

Undiscounted Cash Flows

Future minimum lease payments under the finance leases as of December 31, 2022 are as follows:

Finance Leases
2023	$3,156,298
2024	2,438,224
2025	2,159,661
2026	1,377,432
2027 and thereafter	468,651
Total future minimum lease payments	9,600,266
Less effects of discounting	$(953,463)
Present value of future minimum lease payments	$8,646,803

16. Other Income (Loss)

The Company recognized $950,264 and 4,437,887 of Other income for the years ended December 31, 2022 and December 31, 2021, respectively, as follows:

	Years Ended December 31
	2022	2021

Other income (expenses):
Interest income (expense), net	762,685	(763,030)
Gain on remeasurement of warrant liabilities	1,127,388	5,199,496
Gain (loss) on initial equity method investment	8,919	(66,818)
Gain on remeasurement of finance leases	1,388,273	-
Gain on bargain purchase	1,593,612	-
Gain from PPP loan forgiveness	-	142,667
Loss on disposal of fixed assets	(21,173)	(34,342)
Goodwill impairment	(2,921,958)	-
Other expenses	(987,482)	(40,086)
Total other income	950,264	4,437,887

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

Ely D. Tendler Strategic & Legal Services PLLC provides legal services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by the General Counsel of the Company, and therefore is a related party. The Company made legal payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $960,081 and $702,083 for the years ended December 31, 2022, and 2021, respectively.

PrideStaff provides subcontractor services for the Company. PrideStaff is owned by the operations manager of the Company and his spouse, and therefore, a related party. The Company made subcontractor payments to PrideStaff totaling $547,500 and $656,883 for the years ended December 31, 2022, and 2021, respectively.

Included in Accounts payable were $86,555 and $230,517 due to related parties as of December 31, 2022, and 2021, respectively.

18. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consist of the following:

	For the Years Ended December 31,
	2022	2021
Statutory federal income tax benefit	21.00%	21.00%
Permanent items	0.56%	(2.71)%
State taxes, net of federal tax benefit	7.77%	5.99%
Effects of Rates Different from Statutory	0.17%	(0.06)%
Rate Change	0.01%	0.00%
Other	(3.64)%	(0.71)%
Change in valuation allowance	(54.94)%	(20.98)%
Income tax (benefit)/provision	(29.07)%	2.53%

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of income tax provision (benefit) are as follows:

	For the Years Ended December 31,
	2022	2021
Current:
Federal	$1,493,772	$295,956
State and local	502,872	319,741
Foreign	-	-
	$1,996,644	$615,697
Deferred:
Federal	$(7,683,475)	$-
State and local	(2,649,791)	-
Foreign	375,301	-
	(9,957,965)	-
Total income tax (benefit) expense	$(7,961,321)	$615,697

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,523,632	17,153,341
Allowance for doubtful accounts	893,329	874,029
Amortization	(157,839)	(582,284)
Prepaid expenses	(994,644)	(411,798)
Property and equipment	(2,798,988)	(2,245,003)
Research and development expense	303,446	(580,497)
Accrued bonus	(184,724)	1,414,357
Stock compensation	2,780,019	883,317
Other	114,080	197,218
Net deferred tax assets	11,478,311	16,702,680
Valuation allowance	(1,520,345)	(16,702,680)
Deferred tax assets, net of allowance	$9,957,966	$-

The Company has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax asset will not be realized and, accordingly, has provided a partial and a full valuation allowance against its net deferred tax asset as of December 31, 2022 and 2021, respectively. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $35,289,184 and $53,573,046, respectively. As of December 31, 2022 and 2021, the Company had approximately $1,520,345 and $202,965 of foreign net operating loss carryforwards, respectively. As of December 31, 2022 and 2021, the Company had state net operating loss carryforward of approximately $2,592,560 and $67,229,895, respectively. The federal net operating loss carryforwards generated after December 31, 2017 of $35,289,184 carry forward infinitely. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The difference between the statutory income taxes on the Company’s pre-tax loss and the Company’s effective income tax rate during the years ended December 31, 2022 and 2021 is primarily due to a recorded valuation allowance. The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $1,520,345 and $16,702,680, respectively. The net change in the total valuation allowance for the years ended December 31, 2022, and 2021 was a decrease of $15,182,335 and $5,328,621, respectively.

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

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2022 and 2021 and in total, as of both December 31, 2022 and 2021 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2022, open years related to all jurisdictions are 2021, 2020, and 2019. The Company has no open tax audits with any taxing authority as of December 31, 2022.

19. 401(K) Plan

The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of December 31, 2022 except for one subsidiary. Exceptional matched the 401K plan contributions amounting to $226,260 for the year ended December 31, 2022.

20. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of its business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the Consolidated Financial Statements of the Company. The Company discloses and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in its Consolidated Financial Statements.

As of December 31, 2022 and December 31, 2021, the Company recorded a liability of $1,000,000, which represented an agreed-upon settlement of various class-based claims, both actual and potential, under California state law, as described in detail below.

Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. al. v. Ambulnz Health, LLC (the “Consolidated Compliant”), another lawsuit filed in the Los Angeles Superior Court. On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1,000,000 payment by the defendant parties, inclusive of administrative costs and fees. On September 9, 2022, the Court preliminarily approved the proposed settlement. A final approval hearing is currently scheduled for April 28, 2023.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. Risk and Uncertainties

COVID-19 Risks, Impacts and Uncertainties

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

There are two areas where the Company has experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing and available EMT and Paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal to perform COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health segment. Since early 2020, RRT has grown significantly, and its services have expanded beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures. While COVID-19 testing activity continued to grow throughout 2021 and into early 2022, such activity has slowed considerably over the past several months, as the pandemic has waned, and COVID-19 testing accounted for a relatively small proportion of the Company’s overall revenues during the third and fourth quarters of 2022. DocGo anticipates that COVID-19 will continue to account for a shrinking proportion of the Company’s revenues in 2023 and beyond.

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

Medicare Accelerated Payments

Medicare accelerated payments of approximately $2,397,024 were received by the Company in April 2020. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. There were no Medicare accelerated payments reflected within accrued liabilities in the Consolidated Balance Sheets as of December 31, 2022, compared to $975,415 as of December 31, 2021.

DocGo Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. Subsequent Events

On February 3, 2023, Health commenced the ABC pursuant to California law. An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to the Assignee who acts as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee is responsible for liquidating the assets. Similar to a bankruptcy case, there is a claims process. Creditors of Health will receive notice of the ABC and a proof of claim form and are required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an emerging growth company, we are not required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as indicated below, the information required under this Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.DocGo.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver, as and to the extent required under the SEC and Nasdaq rules.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 8, 2021, by and among Motion Acquisition Corp., Motion Merger Sub Corp., and Ambulnz, Inc. (incorporated by reference to Exhibit 2.1 to Motion’s Current Report on Form 8-K, filed with the SEC on March 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.1	Specimen Common Stock Certificate of DocGo Inc. (incorporated by reference to Exhibit 4.3 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
4.2*	Description of Securities
10.1#	Form of Indemnification Agreement, between Motion Acquisition Corp. and its officers and directors (incorporated by reference to Exhibit 10.4 of Motion’s Form 8-K, filed with the SEC on October 16, 2020).
10.2	Amended and Restated Registration Rights Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Stan Vashovsky (incorporated by reference to Exhibit 10.4 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.3#	DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex D to Motion’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681), filed with the SEC on October 14, 2021).
10.4#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Stan Vashovsky (incorporated by reference to Exhibit 10.6 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.5#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Andre Oberholzer (incorporated by reference to Exhibit 10.7 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.6#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Anthony Capone (incorporated by reference to Exhibit 10.8 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.7#	New Executive Agreement, effective November 5, 2021, by and between Motion Acquisition Corp. and Norm Rosenberg (incorporated by reference to Exhibit 10.9 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.8#	Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.10 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.9	Stock Escrow Agreement, dated as of November 5, 2021, by and among Motion Acquisition Corp., Motion Acquisition LLC, and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.10*#	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Director Form).
10.11*#	Form of Grant Notice for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options under the DocGo Inc. 2021 Stock Incentive Plan.
10.12*#	Form of Grant Notice for Incentive Stock Options and Standard Terms and Conditions for Incentive Stock Options under the DocGo Inc. 2021 Stock Incentive Plan.
10.13#	Form of Restricted Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of DocGo’s Form 10-Q, filed with the SEC on May 10, 2022).
10.14	Credit Agreement, dated November 1, 2022, among DocGo Inc., the lender parties thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of DocGo’s Form 8-K filed with the SEC on November 2, 2022).
21*	Subsidiaries of DocGo Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCGO, INC.

Date: March 14, 2023	By:	/s/ Anthony Capone
Anthony Capone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Capone	Chief Executive Officer	March 14, 2023
Anthony Capone	(principal executive officer)

/s/ Norman Rosenberg	Chief Financial Officer	March 14, 2023
Norman Rosenberg	(principal financial and accounting officer)

/s/ Stanley Vashovsky	Chairman	March 14, 2023
Stanley Vashovsky

/s/ Vina Leite	Director	March 14, 2023
Vina Leite

/s/ Ely D. Tendler	Director; General Counsel and Secretary	March 14, 2023
Ely D. Tendler

/s/ Ira Smedra	Director	March 14, 2023
Ira Smedra

/s/ Steven Katz	Director	March 14, 2023
Steven Katz

/s/ James M. Travers	Director	March 14, 2023
James M. Travers

/s/ Michael Burdiek	Director	March 14, 2023
Michael Burdiek