Form 10-Q
period 2023-03-31
DocGo Inc.
filed 2023-05-09
CIK 1822359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2023, 103,473,896 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2023 and 2022	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	5-6

Notes to Unaudited Condensed Consolidated Financial Statements	7-34

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$120,056,897	$157,335,323
Accounts receivable, net of allowance of $3,780,545 and $7,818,702 as of March 31, 2023 and December 31, 2022, respectively	131,599,567	102,995,397
Assets held for sale	-	4,480,344
Prepaid expenses and other current assets	6,737,378	6,269,841
Total current assets	258,393,842	271,080,905

Property and equipment, net	21,729,460	21,258,175
Intangibles, net	38,939,054	22,969,246
Goodwill	47,668,654	38,900,413
Restricted cash	7,461,821	6,773,751
Operating lease right-of-use assets	9,375,132	9,074,277
Finance lease right-of-use assets	9,170,429	9,039,663
Equity method investment	482,691	597,977
Deferred tax assets	10,973,522	9,957,967
Other assets	3,350,571	3,625,254
Total assets	$407,545,176	$393,277,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,028,065	$21,582,866
Accrued liabilities	30,544,082	31,573,031
Notes payable, current	649,808	664,913
Due to seller	27,198,044	26,244,133
Contingent consideration	26,428,272	10,555,540
Operating lease liability, current	2,353,383	2,325,024
Liabilities held for sale	-	4,480,344
Finance lease liability, current	2,773,029	2,732,639
Total current liabilities	108,974,683	100,158,490

Notes payable, non-current	1,272,415	1,236,601
Operating lease liability, non-current	7,315,226	7,040,982
Finance lease liability, non-current	6,061,828	5,914,164
Total liabilities	123,624,152	114,350,237

Common stock ($0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31,2022; 102,932,174 and 102,411,162 shares issued and outstanding as of March 31, 2023 and December 31,2022, respectively)	10,293	10,241
Additional paid-in-capital	310,049,864	301,451,435
Accumulated deficit	(32,367,602)	(28,972,216)
Accumulated other comprehensive gain	984,864	741,206
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	278,677,419	273,230,666
Noncontrolling interests	5,243,605	5,696,725
Total stockholders’ equity	283,921,024	278,927,391
Total liabilities and stockholders’ equity	$407,545,176	$393,277,628

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2023	2022

Revenue, net	$113,002,703	$117,891,552
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	81,226,498	77,987,573
Operating expenses:
General and administrative	29,220,317	23,860,616
Depreciation and amortization	3,649,329	2,201,021
Legal and regulatory	3,638,321	1,347,983
Technology and development	1,863,579	1,141,833
Sales, advertising and marketing	307,246	1,257,961
Total expenses	119,905,290	107,796,987
(Loss) Income from operations	(6,902,587)	10,094,565

Other income (expenses):
Interest income (expense), net	809,172	(135,606)
Loss on remeasurement of warrant liabilities	-	(58,749)
Loss on equity method investments	(115,286)	(83,341)
Loss on disposal of fixed assets	(54,839)	-
Other income (expenses)	214,880	(4,253)
Total other income (expenses)	853,927	(281,949)

Net (loss) income before income tax benefit (expense)	(6,048,660)	9,812,616
Income tax benefit (provision)	2,129,870	(440,179)
Net (loss) income	(3,918,790)	9,372,437
Net (loss) income attributable to noncontrolling interests	(453,120)	(1,257,257)
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(3,465,670)	10,629,694
Other comprehensive (loss) income
Foreign currency translation adjustment	243,658	(5,863)
Total comprehensive (loss) income	$(3,222,012)	$10,623,831

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.03)	$0.11
Weighted-average shares outstanding - Basic	102,579,291	100,177,082

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.03)	$0.09
Weighted-average shares outstanding - Diluted	102,579,291	115,652,049

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2021	100,133,953	$10,013	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	195,152	195	374,149	-	-	-	374,344
Stock based compensation	-	-	1,422,937	-	-	-	1,422,937
Equity cost			(19,570)				(19,570)
UK Ltd. Restricted Stock (Note 4)	146,853	-	-	-	-	-	-
Noncontrolling interest contribution	-	-	-	-	-	2,063,000	2,063,000
Foreign currency translation	-	-	-	-	(5,863)	-	(5,863)
Net loss attributable to noncontrolling interests	-	-	-	-	-	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	10,629,694	-	-	10,629,694
Balance - March 31, 2022	100,475,958	$10,208	$284,938,732	$(52,927,020)	$(38,364)	$8,280,753	$240,264,309

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Equity cost	-	-	-	-	-	-	-
Noncontrolling interest contribution	-	-	-	-	-	-	-
Common stock repurchased	-	-	-	-	-	-	-
Exercise of stock options	96,101	10	249,705	-	-	-	249,715
UK Ltd. Restricted Stock (Note 4)	-	-	167,175	-	-	-	167,175
Stock based compensation, including 45,704 vested RSUs	424,911	42	8,181,549	-	-	-	8,181,591
Ambulnz Health liquidation	-	-	-	70,284			70,284
Net loss attributable to noncontrolling interests	-	-	-	-	-	(453,120)	(453,120)
Foreign currency translation	-	-	-	-	243,658	-	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	-	-	-	(3,465,670)	-	-	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,918,790)	$9,372,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,482,610	711,878
Amortization of intangible assets	1,365,636	633,363
Amortization of finance lease right-of-use assets	801,083	855,781
Loss on disposal of assets	54,839	-
Deferred tax asset	(1,015,555)	-
Loss on equity method investment	115,286	68,995
Bad debt expense	(1,902,587)	1,154,235
Stock based compensation	8,450,016	1,422,937
Loss on remeasurement of warrant liabilities	-	(58,749)
Gain on liquidation of business	70,284	-
Changes in operating assets and liabilities:
Accounts receivable	(24,668,050)	1,061,709
Prepaid expenses and other current assets	(174,059)	(1,537,550)
Other assets	274,683	2,188,242
Accounts payable	(2,581,796)	(671,744)
Accrued liabilities	(1,471,551)	3,063,148
Net cash (used in) provided by operating activities	(23,117,951)	18,264,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,976,075)	(602,416)
Acquisition of intangibles	(1,405,444)	(534,624)
Acquisition of businesses	1,574,604	-
Proceeds from disposal of property and equipment	117,420	-
Net cash used in investing activities	(1,689,495)	(1,137,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	-	1,000,000
Repayments of notes payable	(129,370)	(138,151)
Due to seller	(11,494,549)	(160,250)
Noncontrolling interest contributions	-	2,063,000
Proceeds from exercise of stock options	416,890	374,344
Equity costs	-	(19,570)
Payments on obligations under finance lease	(744,030)	(622,575)
Net cash (used in) provided by financing activities	(11,951,059)	2,496,798

Effect of exchange rate changes on cash and cash equivalents	168,149	(5,863)

Net (decrease) increase in cash and restricted cash	(36,590,356)	19,618,577
Cash and restricted cash at beginning of period	164,109,074	179,105,730
Cash and restricted cash at end of period	$127,518,718	$198,724,307

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$32,827	$68,222

Cash paid for interest on finance lease liabilities	$126,584	$153,327

Cash paid for income taxes	$40,050	$440,179

Right-of-use assets obtained in exchange for lease liabilities	$926,468	$722,716

Fixed assets acquired in exchange for notes payable	$150,079	$-

Reconciliation of cash and restricted cash
Cash	$120,056,897	$188,353,909

Restricted cash	7,461,821	10,370,398

Total cash and restricted cash shown in the statements of cash flows	$127,518,718	$198,724,307

Non-cash investing activities acquisition of business funded by acquisition payable	$19,473,805	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation (formerly known as Motion Acquisition Corp. prior to the Closing Date, “Motion” and after the Closing Date, “DocGo”), consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among Motion Acquisition Corp., a Delaware corporation (“Motion”), Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of Motion (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). In connection with the Closing, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.

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

In connection with the Business Combination, DocGo raised $158.0 million of net proceeds. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the concurrent PIPE private placement of shares of common stock to certain investors at a price of $10.00 per share (the “PIPE Financing”), net of $10.4 million in transaction costs in connection with the PIPE Financing. These transaction costs consisted of banking, legal, and other professional fees, which were recorded as a reduction to additional paid-in capital.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The unaudited Condensed Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCIs”) in the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and a variable interest entity (“VIE”) in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated. Certain amounts in the prior years’ Consolidated Statements of Changes in Stockholders’ Equity and Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

The Company holds a variable interest in MD1 Medical Care P.C. (“MD1”), which contracts with physicians and other health professionals and provides services to the Company. MD1 is considered a VIE since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Net loss for the VIE was $186,637 for the three months ended March 31, 2023. The VIE’s total assets, all of which were current, amounted to $635,620 as of March 31, 2023. Total liabilities, all of which were current for the VIE, was $532,127 as of March 31, 2023. The VIE’s total stockholders’ deficit was $103,493 as of March 31, 2023.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Foreign Currency

The Company’s functional currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the respective local currencies. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended March 31, 2023 was $243,658. For the same period of 2022, it was not material to the financial statements.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition, the allowance for doubtful accounts, stock based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductibles, income taxes, and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Self Insurance Reserves

The Company self-insures a number of risks, including, but not limited to, workers’ compensation, general liability, auto liability, and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, general liability and auto liability.

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

Major Customers

The Company had one customer that accounted for approximately 46% of sales and 62% of net accounts receivable, for the three months ended March 31, 2023.

The Company had one customer that accounted for approximately 34% of sales and 22% of net accounts receivable, and another customer that accounted for 19% of sales and 17% of net accounts receivable for the three months ended March 31, 2022.

Major Vendor

The Company had one vendor that accounted for approximately 18% of total cost for the three months ended March 31, 2023. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternatives sources.

The Company had one vendor that accounted for approximately 10% of total cost for the three months ended March 31, 2022.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the United States. The accounts at financial institutions in the United States are insured by the FDIC. At times, cash balances may exceed limits federally insured by the FDIC. The Company had cash balances of approximately $4,880,746 and $8,125,966 with foreign financial institutions on March 31, 2023 and December 31, 2022, respectively.

Restricted Cash and Insurance Reserves

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the unaudited Condensed Consolidated Balance Sheets. Restricted cash is classified as either a current or non-current asset depending on the restricted period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for its line of credit, transportation equipment leases and a standby letter of credit as required by its insurance carrier (see Notes 9 and 14).

The Company utilizes a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for potential liabilities for certain risks, including workers’ compensation, automobile liability, general liability and professional liability. Liabilities associated with the risks that are retained by the Company within its high deductible limits are not discounted and are estimated, in part, by considering claims history, exposure and severity and other actuarial assumptions. The Company has commercial insurance in place for catastrophic claims above its deductible limits.

ARM Insurance, Inc., a Vermont-based wholly-owned captive insurance subsidiary of the Company, charges the Company’s operating subsidiaries premiums to insure its retained workers’ compensation, automobile liability, general liability and professional liability exposures. Pursuant to Vermont insurance regulations, ARM Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insurance exposures.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023 and December 31, 2022. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. Notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Condensed Consolidated Balance Sheets in the period of the change.

During the year ended December 31, 2022, the Company recorded $4,000,000 in Contingent consideration in connection with the Ryan Brothers Atkinson, LLC business acquisition, to be paid based on the completion of certain performance obligations over a 24-month period. In relation to the acquisition of Exceptional, the Company also agreed to pay up to $2,000,000 upon meeting certain performance conditions within two years of the Closing Date. The estimated Contingent consideration amount for Exceptional was $1,080,000 as of December 31, 2022.

During the year ended December 31, 2022, the Company also recorded $2,475,540 estimated Contingent consideration in relation to the Location Medical Services, LLC (LMS) acquisition to be paid upon LMS meeting certain performance conditions in 2023. For Government Medical Services (GMS), an amount of $3,000,000 was recorded in Contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the Closing Date (see Note 4).

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to transport patients and to provide Mobile Health services at specified rates. Accounts receivable consist of billings for transportation and healthcare services provided to patients. The billings are expected to be either paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs, businesses or patients directly. Accounts receivable are net of insurance provider contractual allowances which are estimated at the time of billing based on contractual terms or other arrangements. Accounts receivables are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of account receivable are recorded in the results of operations for the period in which the estimates are revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

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

In 2022, the Company reassigned all the assets at Ambulnz Health, LLC (“Health”) to Assets held for sale as a result of an assignment for the benefit of creditors (“ABC”) transaction. The Company also recognized a non-cash charge of $2,921,958 for its Goodwill impairment for the year ended December 31, 2022 in the Consolidated Statements of Operations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization, as indicated by its publicly quoted share price, below its net book value.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Line of Credit

The costs associated with the Company’s line of credit are deferred and recognized over the term of the line of credit as interest expense.

Related Party Transactions

The Company defines related parties as affiliates of the Company, entities for which investments are accounted for by the equity method, trusts for the benefit of employees, principal owners (beneficial owners of more than 10% of the voting interest), management, and immediate families members of principal owners or management, other parties with which the Company may deal with if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the periods ended March 31, 2023 and 2022, refer to Note 16.

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

The Company generates revenues from the provision of (1) ambulance and medical transportation services (“Transportation Services”) and (2) Mobile Health services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable, and includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payer.

Nature of Our Services

Revenue is primarily derived from:

i.	Transportation Services: These services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

ii.	Mobile Health Services: These services include services performed at home and offices, COVID-19 testing and vaccinations, and event services which include on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The Company concluded that Transportation Services and any related support activities are a single performance obligation under ASC 606. The transaction price is determined by fixed rate usage-based fees or fixed fees which are agreed upon in the Company’s executed contracts. For Mobile Health, the performance of the services and any related support activities are a single performance obligation under ASC 606. Mobile Health services are typically billed based on a fixed rate (i.e., time and materials separately or combined) fee structure taking into consideration staff and materials utilized.

As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Transportation Services and Mobile Health services is same day to 5 days with payments generally due within 30 days. For Transportation Services, the Company estimates the amount of revenue unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company’s Transportation Services and Mobile Health services each represent a single performance obligation. Therefore, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. The Company monitors and evaluates all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geography and by service line:

	Three Months Ended March 31,
Revenue Breakdown	2023	2022
Primary Geographical Markets
United States	$98,909,521	$115,053,431
United Kingdom	14,093,182	2,838,121
Total revenue	$113,002,703	$117,891,552

Major Segments/Service Lines
Transportation Services	$40,055,946	$27,812,510
Mobile Health	72,946,757	90,079,042
Total revenue	$113,002,703	$117,891,552

Stock Based Compensation

The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries:	(3,465,670)	10,629,694
Weighted-average shares – basic	102,579,291	100,177,082
Effect of dilutive options	1,236,473	14,569,654
Weighted-average shares – dilutive	102,579,291	115,652,049
Net (loss) income share - basic	(0.03)	0.11
Net (loss) income share - diluted	(0.03)	0.09
Anti-dilutive employee share-based awards excluded	9,337,239	-

Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Gain (loss) on equity method investment” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Gain (loss) on equity method investment” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. Since December 31, 2021, DocGo has owned 50% of NPA.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), that eliminates accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU only affects entities that already adopted ASU 2016-13, which is effective for fiscal years beginning after December 15, 2022. The Company expects that this ASU will not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3. Property and Equipment, net

Property and equipment, net, as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Transportation equipment	$21,907,460	$20,773,862
Medical equipment	5,835,273	5,177,520
Office equipment and furniture	2,860,756	2,686,065
Leasehold improvements	606,338	579,658
Buildings	527,283	527,283
Land	37,800	37,800
	$31,774,910	$29,782,188
Less: Accumulated depreciation	(10,045,450)	(8,524,013)
Property and equipment, net	$21,729,460	$21,258,175

The Company recorded depreciation expenses of $1,482,610 and $711,878 for the three months ended March 31, 2023 and 2022, respectively.

4. Acquisition of Businesses and Asset Acquisitions

Government Medical Services, LLC

On July 6, 2022, Holdings acquired 100% of the outstanding shares of common stock of Government Medical Services, LLC (“GMS”), a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the Closing Date. Acquisition costs are included in general and administrative expenses and totaled $1,001,883 for the twelve months ended December 31, 2022.

Exceptional Medical Transportation, LLC

On July 13, 2022, Holdings acquired 100% of the outstanding shares of common stock of Exceptional Medical Transportation, LLC (“Exceptional”) in exchange for $13,708,333 consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24-month period. Holdings also agreed to pay an estimated $1,080,000 Contingent consideration upon Exceptional meeting certain performance conditions in 2023. Exceptional is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $56,571 for the twelve months ended December 31, 2022.

Ryan Brothers Fort Atkinson, LLC

On August 9, 2022, Holdings acquired 100% of the outstanding shares of common stock of Ryan Brothers Fort Atkinson, LLC (“RB”) in exchange for $11,422,252 consisting of $7,422,252 in cash at closing and $4,000,000 of estimated Contingent consideration to be paid out over 24 months based on performance of certain obligations. RB is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses totaled $230,175 for the twelve months ended December 31, 2022.

Community Ambulance Services LTD

On October 12, 2022, Holdings through its indirect wholly owned subsidiary, Ambulnz U.K. Ltd., acquired Community Ambulance Service Ltd (“CAS”), a company located in United Kingdom, in exchange for approximately $5,541,269 in cash. The net assets acquired through the CAS acquisition was $7,134,881 mainly from the vehicles with high fair market value, which directly lead to a Gain on bargain purchase of $1,593,612. CAS is engaged in providing emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services and diagnostics testing. We believe this acquisition will allow us to increase our presence in that market, while giving us improved access to municipal contracts. Acquisition costs are included in general and administrative expenses totaling $171,779 for the three and twelve months ended December 31, 2022, respectively.

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

Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of Cardiac RMS, LLC (“CRMS”) in exchange for $10,000,000 closing consideration, consisting of $9,000,000 in cash and $1,000,000 worth of shares of DocGo common stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. CRMS LLC provides cardiac implantable electronic device “CIED” remote monitoring and virtual care management services. Acquisition costs included in general and administrative expenses totaled $229,937 for the three months ended March 31, 2023.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions (preliminary for CRMS):

	Cardiac RMS LLC	Location Medical Services	Community Ambulance Service	Ryan Brothers	Exceptional Medical Transport	Government Medical Services	Total

Consideration:
Cash consideration	$9,000,000	$302,450	$5,541,269	$7,422,252	$6,375,000	$20,338,789	$48,979,760
Stock consideration	1,000,000	-	-	-	-	-	1,000,000
Deferred consideration	-	11,279,201	-	-	6,000,000	-	17,279,201
Amounts held under an escrow account	-	-	-	-	1,333,333	-	1,333,333
Contingent consideration	15,822,190	2,475,540	-	4,000,000	1,080,000	3,000,000	26,377,730
Total consideration	25,822,190	14,057,191	5,541,269	11,422,252	14,788,333	23,338,789	94,970,024

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,574,604	$5,404,660	$892,218	$620,248	$299,050	$1,005,453	$9,796,233
Accounts receivable	2,033,533	623,635	7,002,325	5,844,494	3,785,490	3,975,160	23,264,637
Other current assets	293,478	134,216	1,167,326	136,157	-	30,734	1,761,911
Property, plant and equipment	-	519,391	4,548,956	2,125,134	2,450,900	4,092	9,648,473
Intangible assets	15,930,000	2,419,600	-	387,550	125,000	10,305,000	29,167,150
Total identifiable assets acquired	19,831,615	9,101,502	13,610,825	9,113,583	6,660,440	15,320,439	73,638,404

Accounts payable	$28,978	$40,447	$2,036,714	$44,911	$-	$137,239	2,288,289
Due to seller	2,448,460	-	-	5,844,494	4,084,540	-	12,377,494
Other current liabilities	174,177	1,012,992	4,439,230	286,792	-	562,809	6,476,000
Total liabilities assumed	2,651,615	1,053,439	6,475,944	6,176,197	4,084,540	700,048	21,141,783

Goodwill/(Gain on bargain purchase)	8,642,190	6,009,128	(1,593,612)	8,484,866	12,212,433	8,718,398	42,473,403

Total purchase price	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$94,970,024

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

5. ABC Transaction and Held for Sale

During the fiscal year 2022, the Company started discussions regarding the potential liquidation process of Health through an assignment for the benefit of creditors (“ABC”), with a targeted timeline for the transaction to be fully closed in December 2022. The conversation involved operations, human resources, external legal counsel, and Amb, LLC (a California limited liability company, the “Assignee”). It was the management’s intention and decision that the ABC transaction will be commenced and completed by year end 2022. Due to operational processes, the filing was extended and finalized on February 3, 2023.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2022:

	Pre ABC Adjustment	2022 Adjustments	December 31, 2022	1Q23 Adjustments	March 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$(190,312)	$190,312	$-	$-	$-
Accounts receivable, net	1,219,927	(1,219,927)	-	-	-
Prepaid expenses and other current assets	22,850	(22,850)	-	-	-
Total current assets	1,052,465	(1,052,465)	-	-	-

Property and equipment, net	1,107,279	(1,107,279)	-	-	-
Intangibles, net	30,697	(30,697)	-	-	-
Goodwill	5,085,689	(5,085,689)	-	-	-
Operating lease right-of-use assets	29,753	(29,753)	-	-	-
Assets held for sale	-	4,480,344	4,480,344	(4,480,344)	-
Other assets	18,053,495	(96,419)	17,957,076	(17,957,076)	-
Total assets	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,122	$(196,122)	$-	$-	$-
Accrued liabilities	63,655,442	(4,250,603)	59,404,839	(59,404,839)	-
Operating lease liability, current	33,619	(33,619)	-	-	-
Liabilities held for sale	-	4,480,344	4,480,344	(4,480,344)	-
Total current liabilities	63,885,183	-	63,885,183	(63,885,183)	-
Total liabilities	$63,885,183	$-	$63,885,183	$(63,885,183)	$-

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$-
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	(38,525,805)	(2,921,958)	(41,447,763)	41,447,763	-
Noncontrolling interests	-	-	-	-	-
Total stockholders’ equity	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$-
Total liabilities and stockholders’ equity	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$-

The Intercompany receivables and Intercompany payables are eliminated in the Company’s Consolidated Balance Sheets.

6. Goodwill

In connection with the ABC transaction, the Company evaluated its Goodwill balances as of December 31, 2022 and determined that there was an impairment of Goodwill related to its Health reporting unit. The impairment was primarily due to the ABC filing.

As a result of this impairment, the Company recognized a non-cash charge of $2,921,958 in the year ended December 31, 2022 in the Consolidated Statements of Operations. The charge was recorded as part of Other income in the Company’s Consolidated Statements of Operations and has no impact on its cash flow, liquidity, or compliance with debt covenants.

Additionally, the Company recorded Goodwill in connection with its acquisitions, the total Goodwill acquired in 2022 was $35,299,136.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The Company also updated the carrying value of the Goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the additional Goodwill and the impairment charge. The carrying value of Goodwill amounts $47,668,654, the changes in the carrying value of Goodwill for the period ended March 31, 2023 are as noted in the tables below:

Carrying Value
Balance as of December 31, 2022	$38,900,413
Goodwill acquired during the period	8,642,190
CTA	126,051
Balance as of March 31, 2023	$47,668,654

7. Intangibles

Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$17,390	$(11,454)	$68,759
Computer software	5 years	247,828	-	(229,313)	18,515
Operating licenses	Indefinite	8,799,004	600,000	-	9,399,004
Internally developed software	4-5 years	8,284,058	740,298	(7,376,506)	1,647,850
Material contracts	Indefinite	62,550	-	-	62,550
Customer relationship	8-9 years	12,397,954	15,872,732	(947,737)	27,322,949
Trademark	8 years	326,646	6,669	(13,888)	319,427
Non-compete agreements	5 years	-	100,000	-	100,000
		$30,180,863	$17,337,089	$(8,578,898)	$38,939,054

	December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$14,155	$(10,116)	$52,707
Computer software	5 years	294,147	(46,319)	(224,886)	22,942
Operating licenses	Indefinite	8,375,514	423,490	-	8,799,004
Internally developed software	4-5 years	6,013,513	2,270,545	(6,378,911)	1,905,147
Material contracts	Indefinite	-	62,550	-	62,550
Customer relationship	8-9 years	-	12,397,954	(594,301)	11,803,653
Trademark	8 years	-	326,646	(3,403)	323,243
		$14,731,842	$15,449,021	$(7,211,617)	$22,969,246

The Company recorded amortization expenses of $1,365,636 and $633,363 for the three months ended March 31, 2023 and 2022, respectively.

The estimated future amortization expense of definite life intangible assets as of March 31, 2023 was as follows:

Amortization Expense
2023	$3,149,231
2024	3,796,183
2025	3,621,413
2026	3,240,049
2027	3,239,331
Thereafter	12,431,293
Total	$29,477,500

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

8. Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued subcontractors	$8,889,201	$8,101,150
Accrued general expenses	7,080,279	11,436,462
Accrued workers compensation and insurance liabilities	6,564,201	3,766,469
Accrued payroll	3,688,168	4,245,838
Accrued bonus	1,312,368	1,500,717
Other current liabilities	1,014,005	706,528
Accrued lab fees	706,351	584,203
Accrued legal fees	629,694	344,417
Accrued fuel and maintenance	555,528	253,243
Credit card payable	84,623	78,838
FICA/Medicare liability	19,664	555,166
Total accrued liabilities	$30,544,082	$31,573,031

9. Line of Credit

On December 17, 2021, Ambulnz-FMC North America, LLC (“FMC NA”), entered into a revolving loan and bridge credit and security agreement with a subsidiary of one of its members with a maximum revolving advance amount of $12,000,000 (each, a “Revolving Advance”). Each Revolving Advance would have borne interest at a per annum rate equal to the Wall Street Journal Prime Rate, as the same may have changed from time to time, plus one percent (1.00%), but in no event less than five percent (5.00%) per annum, calculated on the basis of a 360-day year for the actual number of days in the applicable period. The agreement was subject to certain financial covenants such as an unused fee. All accrued and unpaid interest and unused fee shall be due and payable on the first anniversary of the date of the agreement (“Revolving Credit Maturity Date”). This loan is secured by all assets of entities owned 100% by DocGo Inc. On January 26, 2022, the Company drew $1,000,000 to fund operations and meet short-term obligations. In December 2022, the Company did not renew the agreement, and repaid the outstanding balance.

On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank as the administrative agent (the “Lenders”), with a maximum revolving advance amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to, (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The Initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the consolidated net leverage ratio reported in the compliance certificate. The revolving facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the agreement. The Company has not made any draws under the facility and as of March 31, 2023, there is no amount outstanding.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

10. Notes Payable

The Company has various loans with finance companies with monthly installments aggregating $64,671, inclusive of interest ranging from 2.5% through 8%. The notes mature at various times through 2027 and are secured by transportation equipment.

The following table summarizes the Company’s notes payable:

	March 31, 2023	December 31, 2022
Equipment and financing loans payable, between 2.5% and 8% interest and maturing between January 2023 and March 2028	$1,922,223	$1,901,514
Loan received pursuant to the Payroll Protection Program Term Note	-	-
Total notes payable	1,922,223	1,901,514
Less: current portion of notes payable	$649,808	$664,913
Total non-current portion of notes payable	$1,272,415	$1,236,601

Interest expenses were $29,034 and $22,559 for the three months ended March 31, 2023 and 2022, respectively.

Future minimum annual maturities of notes payable as of March 31, 2023 were as follows:

Notes Payable
2023, remaining	$425,309
2024	478,492
2025	463,573
2026	384,627
2027	160,977
Thereafter	9,245
Total maturities	$1,922,223
Current portion of notes payable	(649,808)
Long-term portion of notes payable	$1,272,415

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

11. Business Segment Information

The Company conducts business in three operating segments, Transportation Services, Mobile Health Services and Corporate. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. Prior to 2023, the Company reported in two segments, because the Company’s entities have two main revenue streams. Beginning with the first quarter of 2023, the Company is now reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of goods sold continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing a clearer analysis of year-over-year performance. The Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources by revenue stream and by operating income or loss performance.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Transportation Services, Mobile Health Services and Corporate segments based primarily on results of operations.

Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Corporate	Total
Three Months Ended March 31, 2023
Revenues	$40,055,946	$72,946,757	$-	$113,002,703
Income (loss) from operations	1,083,040	13,188,159	(21,173,786)	(6,902,587)
Total assets	118,998,556	152,352,877	136,193,743	407,545,176
Depreciation and amortization expense	1,863,304	716,539	1,069,486	3,649,329
Stock compensation	259,693	116,934	8,073,389	8,450,016
Long-lived assets	67,461,536	30,920,781	9,954,851	108,337,168

Three Months Ended March 31, 2022
Revenues	$27,812,510	$90,079,042	$-	$117,891,552
Income (loss) from operations	(2,538,760)	23,402,298	(10,768,973)	10,094,565
Total assets	73,244,007	48,736,456	203,215,841	325,196,304
Depreciation and amortization expense	1,314,600	213,256	673,165	2,201,021
Stock compensation	386,101	45,073	991,763	1,422,937
Long-lived assets	27,510,779	3,224,955	1,154,969	31,890,703

Long-lived assets include Property, plant and equipment, Goodwill and Intangible assets.

Geographic Information

Revenues by geographic location are included in Note 2.

12. Equity

Share Repurchase Program

On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its common stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the first quarter of 2023. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

13. Stock Based Compensation

Stock Options

The Company’s stock options generally vest on various terms based on continuous services up to five years. The stock options are subject to time vesting requirements through 2026 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On March 31, 2023, approximately 3.2 million employee options had vested.

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

The following assumptions were used to compute the fair value of the stock option grants during the period ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	0.71% - 4.31%	0.71%
Expected term (in years)	6.25	4
Volatility	60% - 69%	60%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option activity under the Plan for the period ended March 31, 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of, December 31, 2022	11,571,308	$7.11	9.05	$39,389,063
Granted/ Vested during the year	-	-	-	-
Exercised during the year	(96,101)	2.60	-	-
Cancelled during the year	(267,539)	7.74	-	-
Balance as of March 31, 2023	11,207,668	7.15	8.73	$45,428,463
Options vested and exercisable at March 31, 2023	3,153,550	$6.12	7.84	$9,827,324

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the periods ended March 31, 2023 and December 31, 2022 was $7.15 and $7.04, respectively. At March 31, 2023 and December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $32,118,556 and $41,666,564, respectively, which the Company expects to recognize over a weighted-average period of approximately 2 years.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU

Balance as of December 31, 2022	305,587	$8.35
Granted	-	-
Vested during the year	(80,008)	7.71
Balance as of March 31, 2023	225,579	8.58
Vested and unissued as of March 31, 2023	136,250	7.71
Non-vested as of March 31, 2023	225,579	8.58

The total grant-date fair value of RSUs granted during the period ended March 31, 2023 was $0.

For the period ended March 31, 2023, the Company recorded stock-based compensation expense related to RSUs of $429,675.

As of March 31, 2023, the Company had $1,934,998 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Lease Costs

The table below comprise lease expenses for the periods ended March 31, 2023 and 2022:

Components of total lease cost:	March 31, 2023	March 31, 2022

Operating lease expense	$756,245	$462,625
Short-term lease expense	336,318	255,096
Total lease cost	$1,092,563	$717,721

Lease Position as of March 31, 2023

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets
Lease right-of-use assets	$9,375,132	$9,074,277
Total lease assets	$9,375,132	$9,074,277

Liabilities
Current liabilities:
Lease liability - current portion	$2,353,383	$2,325,024
Noncurrent liabilities:
Lease liability, net of current portion	7,315,226	7,040,982
Total lease liability	$9,668,609	$9,366,006

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	4.86
Weighted average discount rate - operating leases	5.99%

Undiscounted Cash Flows

Future minimum lease payments under the operating leases as of March 31, 2023 were as follows:

Operating Leases
2023, remaining	$2,170,565
2024	2,601,033
2025	2,592,944
2026	1,901,778
2027 and thereafter	1,692,393
Total future minimum lease payments	10,958,713
Less effects of discounting	$(1,290,104)
Present value of future minimum lease payments	$9,668,609

Operating lease expenses were approximately $756,245 and $462,625 for the three months ended March 31, 2023 and 2022, respectively.

For the quarter ended March 31, 2023, the Company made $756,245 of fixed cash payments related to operating leases and $744,030 related to finance leases.

Finance Leases

The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $8,834,857 and $8,646,803 for the quarter ended March 31, 2023 and December 31, 2022, respectively. This includes accumulated depreciation expense of $8,717,048 and $7,906,966 as of March 31, 2023 and December 31, 2022, respectively.

Depreciation expenses for the vehicles under non-cancelable lease agreements amounted to $801,083 and $855,781 for the quarter ended March 31, 2023 and 2022, respectively.

Gain on Lease Remeasurement

In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases which resulted in a gain of $1.4 million recorded as gains from lease accounting in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Lease Payments

The table below presents lease payments for the periods ended March 31, 2023 and 2022:

Components of total lease payment:	March 31, 2023	March 31, 2022

Finance lease payment	$744,030	$622,575
Short-term lease payment	-	-
Total lease payments	$744,030	$622,575

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Lease Position as of March 31, 2023

Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Consolidated Balance Sheet as follows:

	March 31, 2023	December 31, 2022
Assets
Lease right-of-use assets	$9,170,429	$9,039,663
Total lease assets	$9,170,429	$9,039,663
Liabilities
Current liabilities:
Lease liability - current portion	$2,773,029	$2,732,639
Noncurrent liabilities:
Lease liability, net of current portion	6,061,828	5,914,164
Total lease liability	$8,834,857	$8,646,803

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of March 31, 2023:

Weighted average remaining lease term (in years) - finance leases	3.66
Weighted average discount rate - finance leases	5.95%

Undiscounted Cash Flows

Future minimum lease payments under the finance leases as of March 31, 2023 were as follows:

Finance Leases
2023, remaining	2,483,279
2024	2,678,787
2025	2,399,085
2026	1,617,995
2027 and thereafter	613,905
Total future minimum lease payments	9,793,051
Less effects of discounting	(958,194)
Present value of future minimum lease payments	$8,834,857

15. Other Income (Expenses)

The Company recognized $853,927 and ($281,949) of Other income (expenses) for the three months ended March 31, 2023 and March 31, 2022, respectively, as follows:

	Three Months Ended March 31
Other income (expenses):	2023	2022
Interest income (expense), net	809,172	(135,606)
Loss on remeasurement of warrant liabilities	-	(58,749)
Loss on equity method investments	(115,286)	(83,341)
Loss on disposal of fixed assets	(54,839)	-
Other income (expenses)	214,880	(4,253)
Total other income (expenses)	$853,927	$(281,949)

As of March 31, 2023, the Company recognized other income of $214,880, net of $637 from realized foreign exchange loss offset by rental income of $8,496.

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

16. Related Party Transactions

Historically, the Company has been involved in transactions with various related parties.

Ely D. Tendler Strategic & Legal Services PLLC provides legal services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by the General Counsel of the Company, and therefore is a related party. The Company made legal payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $234,230 and none for the three months ended March 31, 2023 and 2022, respectively.

PrideStaff provides subcontractor services to the Company. PrideStaff is owned by an operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $93,311 and $209,153 for the three months ended March 31, 2023 and 2022, respectively.

Included in Accounts payable were $125,539 and $86,555 due to related parties as of March 31, 2023, and December 31, 2022, respectively.

17. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income tax benefit (expense) for the three months ended March 31, 2023 and 2022 was $2,129,870 and ($440,179) respectively. Our effective tax rate for the three months ended March 31, 2023 and 2022 was 38.21% and 4.85%, respectively.

18. 401(K) Plan

The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of March 31, 2023.

19. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the unaudited Condensed Consolidated Financial Statements of the Company. The Company provides disclosure and records loss contingencies in accordance with loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the unaudited Condensed Consolidated Financial Statements.

As of March 31, 2023 and December 31, 2022, the Company recorded a liability of $1,000,000, which represented an agreed-upon settlement of various class-based claims, both actual and potential, under California state law, as described in detail below.

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

DocGo Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

20. Risk and Uncertainties

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

21. Subsequent Events

In April 2023, the Company purchased the remaining noncontrolling interest in FMC NA for $7,000,000. The Company issued $3,000,000 worth of equity in a private placement transaction, consisting of 360,145 shares of DocGo common stock. The remaining $4,000,000 will be paid in cash. As a result of this transaction, the Company now owns 100% of FMC NA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the sections entitled “Risk Factors,” included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and the “Company” in this section are to the business and operations of DocGo Inc. and its consolidated subsidiaries, including those periods prior to the Business Combination. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s unaudited Condensed Consolidated Financial Statements or in the associated notes. Certain other amounts that appear in this section may similarly not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause actual results to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning possible or assumed future actions, business strategies, plans, goals, future events, future revenues or performance, financing needs, business trends, results of operations, objectives and intentions with respect to future operations, services and products, including our transition to non-COVID related services, geographic expansion, our normalization initiative, new and existing contracts, M&A activity, workforce growth, leadership transition, cash position, share repurchase program, impacts of financial institution instability, our competitive position and opportunities, including our ability to realize the benefits from our operating model, and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Forward-looking statements are not guarantees of performance and speak only as of the date the statements are made. While DocGo believes that these forward-looking statements are reasonable, there can be no assurance that DocGo will achieve or realize these plans, intentions, outcomes or expectations. You should understand that the following important factors, in addition to those discussed under the sections entitled “Risk Factors,” included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q, could affect the future results and prospects of DocGo and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report on Form 10-Q.

We undertake no intent or obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

DocGo, which was originally formed in 2015, is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to help provide quality healthcare transportation and mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, in major metropolitan cities in the United States and the United Kingdom.

The Company derives revenue primarily from two operating segments: Transportation Services and Mobile Health Services.

●	Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

●	Mobile Health Services: The services offered by this segment include services performed at home and offices, COVID-19 testing, and event services which include on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter.

In addition, beginning with the first quarter of 2023, the Company is reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of goods sold continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing a clearer analysis of year-over-year performance. See Note 11, “Business Segment Information” to the unaudited Condensed Consolidated Financial Statements for additional information regarding DocGo’s segments and “Operating Expenses” below.

For the three months ended March 31, 2023, the Company recorded a loss of $3.9 million, compared to net income of $9.4 million in the three months ended March 31, 2022.

COVID-19

The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on our business. In the Transportation Services segment, which comprises primarily of non-emergency medical transport, in 2020, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other non-emergency surgical procedures were postponed. In addition, in the Mobile Health segment, in 2020, the Company experienced lost revenue associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

While COVID-19 testing has become a minor part of this segment’s business, since the second half of 2022, the Mobile Health segment has continued to grow. We have expanded our service offerings in this segment to offer a wider range of testing, vaccination and other services to a broader customer group. During the first quarter of 2023, Mobile Health generated approximately $72.9 million in revenue, compared to $90.1 million in the first quarter of 2022.

As the COVID-19 pandemic reaches endemic stages, the future impacts of it or other pandemics on DocGo remain highly uncertain and subject to numerous factors, including the severity of any new outbreaks, resurgences and variants, actions taken to contain resurgences or variants or to address their impact, and other effects, and its related impact on medical transportation levels remain uncertain. However, trip volumes in most of our markets returned to more normal historical levels in 2021, and this trend continued throughout 2022. The Company generated, during 2021, COVID-19 testing revenue, included in its Mobile Health services segment, above the levels projected, and this persisted through the second quarter of 2022. However, as expected, COVID-19 testing revenues declined in the third quarter of 2022 and declined further in the fourth quarter of 2022 and the first quarter of 2023, to the point where, as of the date of the filing of this Quarterly Report on Form 10-Q, they account for an insignificant proportion of total revenues. Given the nature of the Company’s contracts with most of its customers, which include multiple procedures for which the Company is paid per hours worked, per vehicles and related equipment utilized and on a per-procedure basis (such procedures including both testing and several other procedures), it is difficult to determine the revenues that are directly attributable to COVID-19 testing. However, the Company estimates that COVID-19 testing revenue will continue to account for an insignificant proportion of Mobile Health segment and overall consolidated revenues in 2023 and beyond, as COVID-19 enters the endemic phase. In a broader, strategic sense, the consumer focus on Mobile Health services and the formation of RRT, and its emergence as a significant contributor to overall revenues, have accelerated the diversification in the Company’s business by a more rapid expansion of the Mobile Health segment, which has now become our larger operating segment, both in terms of revenues and personnel.

The Company’s current business plan assumes an increased demand for Mobile Health services, a demand that was accelerated by the pandemic, but which we believe is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals. In the Transportation Services segment, volumes are expected to continue to rise, reflecting an aging population in the U.S. and U.K., which tends to drive demand for the non-emergent medical transportation services provided by the Company.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to obtain or maintain operating licenses; the success of our acquisition strategy; conditions in the healthcare transportation and mobile health services markets; our competitive environment; overall macroeconomic and geopolitical conditions, including rising interest rates, the inflationary environment, the potential recessionary environment, regional conflict and tensions and financial institution instability; availability of healthcare professionals; changes in the cost of labor; and production schedules of our suppliers. Some of these important factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on DocGo’s ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control.

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

Acquisitions

Historically, DocGo has pursued an acquisition strategy to obtain ambulance operating licenses from small operators. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. During the three months ended March 31, 2023, the Company completed one acquisition, for a purchase price of $25.8 million.

DocGo did not complete any acquisitions during the three months ended March 31, 2022.

Healthcare Services Market

The transportation services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. During the pandemic, DocGo experienced a decrease in transportation volumes as a result of fewer elective surgeries. However, these volumes were recovered in 2021since 2021, and since the first half of 2022, the Company has seen increased demand and trip volumes in nearly all of its Transportation services markets, as the Company expanded its customer base.

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

Our Ability to Control Expenses

We pay close attention to the management of our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We employ our proprietary technology to drive improvements in productivity per transport. We regularly analyze our workforce productivity with a goal of balancing the optimum, cost-efficient labor mix for our locations. This involves managing the mix of company-employed labor and subcontracted labor as well as full-time and part-time employees.

Inflation

Beginning in 2021, the inflation rate in the US, as measured by the Consumer Price Index (“CPI”) has generally trended higher. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate has seemingly moderated in the first quarter of 2023, it remains well above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In an attempt to dampen inflation, the U.S. Federal Reserve implemented two interest rate hikes to date in 2023, raising its benchmark rate (the “federal funds rate”) to the current level of 4.75%-5.00% as of the date of the filing of this Quarterly Report on Form 10-Q. Looking to the remainder of 2023, we anticipate a continued moderation of the inflation rate when compared to the levels seen in 2022, as a result of these recent interest rate hikes, but expect that inflation will remain well above the levels seen in the previous 10 years. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.

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

Components of Results of Operations

Our business consists of three reportable segments — Transportation Services, Mobile Health Services and Corporate. All revenue and cost of goods sold are contained within the Transportation Services and Mobile Health Services segments. Accordingly, revenues and cost of goods sold are discussed below on a consolidated level and are also broken down between Transportation Services and Mobile Health Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on results of its operations. Accordingly, other income and expenses not included in results from operations are only included in the discussion of consolidated results of operations.

Revenue

The Company’s revenue consists of services provided by its Transportation Services segment and its Mobile Health segment.

Cost of Revenues

Cost of revenues consists primarily of revenue generating wages paid to employees, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel related to Transportation Services, laboratory fees, facility rent, medical supplies and subcontractors. We expect cost of revenue to continue to rise along with the expected increase in revenue.

Operating Expenses

General and administrative expenses

General and administrative expense consists primarily of salaries, bad debt expense, insurance expense, consultant fees, and professional fees for accounting services. We expect our general and administrative expense to increase as we scale up headcount with the growth of our business, and as a result of operating as a public company, including our compliance with SEC rules and regulations, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Technology and Development Expenses

Technology and development expenses, net of capitalization, consists primarily of costs incurred in the design and development of DocGo’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including as we invest in the optimization, accuracy and reliability of our platform to help drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, which is in turn, dependent on numerous factors, including when we plan to enter into new business lines or customer sales channels.

Sales, Advertising and Marketing

Our sales, advertising and marketing expenses consist of costs directly associated with our sales, advertising and marketing activities, which primarily include sales commissions, marketing programs, trade shows, and promotional materials. We expect that our sales, advertising and marketing expenses will continue to increase over time as we increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness. As the Company expands its sales efforts to include the direct-to-consumer channel, marketing expenses are likely to increase as a percentage of revenues, given the marketing-intensive nature of that sales channel.

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31,		Change	Change
$ in Millions	2023	2022	$	%

Revenue, net	$113.0	$117.9	$(4.9)	(4%)

Cost of revenues	81.2	78.0	3.2	4%
Operating expenses:
General and administrative	29.2	23.9	5.3	22%
Depreciation and amortization	3.6	2.2	1.4	64%
Legal and regulatory	3.6	1.3	2.3	177%
Technology and development	1.9	1.1	0.8	73%
Sales, advertising and marketing	0.3	1.3	(1.0)	(77%)
Total expenses	119.8	107.8	12.0	11%
(Loss) Income from operations	(6.8)	10.1

Other income (expenses):
Interest income (expense), net	0.8	(0.1)	0.9	900%
Loss on remeasurement of warrant liabilities	-	(0.1)	0.1
Loss on equity method investments	(0.1)	(0.1)	-
Loss on disposal of fixed assets	(0.1)	-	(0.1)
Other income	0.2	-	0.2
Total other income (expenses)	0.8	(0.3)	1.1	367%

Net (loss) income before income tax benefit (provision)	(6.0)	9.8
Income tax benefit (provision)	2.1	(0.4)	2.5
Net (loss) income	(3.9)	9.4
Net loss attributable to noncontrolling interests	(0.5)	(1.3)	0.8	62%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(3.4)	$10.7

Consolidated

For the three months ended March 31, 2023, total revenues were $113.0 million, a decline of $4.9 million, or 4.2%, from the total revenues recorded in the three months ended March 31, 2022.

Mobile Health

For the three months ended March 31, 2023, Mobile Health revenue totaled $72.9 million, a decline of $17.2 million, or 19.1%, as compared with the three months ended March 31, 2022. The decrease in revenues was due to a significant decline in COVID-19 related testing services when compared to the prior year period. The Company estimates that revenues from mass COVID-19 testing programs amounted to approximately $1.0 million in the first quarter of 2023, compared to approximately $38.0 million in first quarter of 2022. The decline in COVID-19 testing revenue was partially offset by the expansion of the services offered by the Mobile Health segment. This expansion has accelerated through 2022 and into 2023 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.

Transportation Services

For the three months ended March 31, 2023, Transportation Services revenue totaled $40.1 million and increased by $12.3 million, or 44%, as compared with the three months ended March 31, 2022. This increase was due to increases in both transportation trip volumes and the average price per trip. Volumes increased by approximately 21%, from 48,110 trips for the three months ended March 31, 2022, to 58,176 trips for the three months ended March 31, 2023. The increase in trip volumes is due to a combination of growth in the customer base in certain core markets, further penetration of markets that were entered into in 2021 and the early part of 2022 and acquisitions made during the second half of 2022. Our average trip price increased from $353 in the three months ended March 31, 2022, to $415 in the three months ended March 31, 2023. The increase in the average trip price in the 2023 period reflects a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports, resulting in higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports.

Cost of Revenue

For the three months ended March 31, 2023, total cost of revenue (exclusive of depreciation and amortization) was $81.2 million an increase of by 4.1%, as compared to the three months ended March 31, 2022. Cost of revenue as a percentage of revenue increased to 71.9% in the first quarter of 2023 from 66.2% in the first quarter of 2022. For the remainder of 2023, we expect cost of revenues to account for a smaller percentage of revenue than in the first quarter, as the Company’s ongoing margin enhancement projects provide a larger impact. Areas of focus include subcontracted labor, overtime hours for field staff and vehicle costs, particularly in the area of rental vehicles.

In absolute dollar terms, total cost of revenue in the three months ended March 31, 2023 increased by $3.2 million from the levels of the three months ended March 31, 2022. This was primarily attributable to an $15.7 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments; and a $0.6 million increase in vehicle costs, reflecting the expansion of the Company’s fleet over the past year; and $0.4 million in increases across a variety of cost of revenue categories. These factors were largely offset by a $1.9 million decline in subcontracted labor, as the Company more aggressively transitioned to internal employees toward the latter part of the first quarter; an $8.2 million decrease in medical supplies and a $3.4 million decline in lab fees, both reflecting the significant decline in COVID-19 testing activity in the first quarter of 2023 compared to the first quarter of 2022.

For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2023 amounted to $52.7 million a decline of $3.8 million, or 6.7% from the three months ended March 31, 2022. Cost of revenues as a percentage of revenues increased to 72.3% in the first quarter of 2023 from 62.7% in the first quarter of 2022, due to the decline in COVID-testing revenues and significantly higher compensation expenses, reflecting headcount growth, which outweighed the impact of reduced lab fees and other medical supplies. In absolute dollar terms, subcontracted labor costs declined, but these costs were higher in the first quarter of 2023 as a percentage of Mobile Health revenues than in the first quarter of 2022.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2023 amounted to $28.5 million, up $7.0 million, or 33%, from the three months ended March 31, 2022. Cost of revenues as a percentage of revenues declined to 71.1% in the first quarter of 2023, from 77.3% in the first quarter of 2022, reflecting the impact of higher per-trip prices, increased number of standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.

Operating Expenses

For the three months ended March 31, 2023, the Company recorded $38.7 million of operating expenses, an increase of $8.9 million, or 30%, compared to the three months ended March 31, 2022. As a percentage of revenue, operating expenses increased from 25.3% in the first quarter of 2022 to 34.3% in the first quarter of 2023. The increase of $8.9 million related primarily to a $6.9 million increase in total compensation due to investments in and expansion of corporate overhead to support revenue growth, largely driven by higher stock compensation expense; a $1.4 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed in the second half of 2022; a $2.3 million increase in legal, accounting, regulatory and other professional fees related to increased revenue and related contract generation, audit fees, Sarbanes-Oxley (SOX) compliance consulting fees and SEC filing-related costs; a $1.2 million increase in insurance costs, reflecting higher headcount and expanded operations; a $1.0 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; and a $0.8 million increase in rent and utilities, relating to the Company’s ongoing geographic expansion. These increased expenses were partially offset by a $3.0 million decline in bad debt expense, as allowances for doubtful accounts were adjusted to better reflect the aging and collection history of the Company’s accounts receivable; a $0.5 million decline in commissions, in the absence of certain per-test and per-vaccination commissions that were paid in relation to certain mass COVID-19 testing and vaccination projects in the first half of 2022; and a $0.5 million decline in marketing costs, reflecting the cessation of certain marketing programs that were run in conjunction with Mobile Health projects that have since expired; and a $0.7 million across various operating expense categories, including travel and entertainment, general office expenses and dues and subscriptions. We anticipate that operating costs over the remainder of 2023, as a percentage of total revenue, will decline from the levels seen in the first quarter of 2023, primarily due to lower total compensation costs as a percentage of total revenue.

For the Mobile Health segment, operating expenses in the three months ended March 31, 2023 were $7.2 million, compared to operating expenses of $10.2 million in the three months ended March 31, 2022. Operating expenses as a percentage of Mobile Health revenues decreased to 9.8% from 11.3% in the first quarter of 2022. The decrease in operating expenses was a result of a reduction in non-field headcount in the Mobile Health segment, driven in part by the movement of Mobile Health management personnel into centralized corporate functional areas.

For the Transportation Services segment, operating expenses in the three months ended March 31, 2023 were $10.5 million, up $1.72.0 million, or 18.8%, from the three months ended March 31, 2022. Operating expenses as a percentage of revenues decreased to 26.1% from 31.9% in the prior year period, reflecting the increased revenues in the current period.

For the Corporate segment, which represents primarily shared services that are not contained within the entities which comprise either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended March 31, 2023 were $21.12 million, compared to $10.8 million in the three months ended March 31, 2022. The increase was driven by higher headcount, as the Company built out its corporate infrastructure, including areas such as Business Development, Product Development and Corporate Development; as well as significantly higher stock compensation expenses. As a percentage of total consolidated revenues, Corporate expenses amounted to approximately 18.7% of revenues in the first quarter of 2023, compared to 9.2% in the three months ended March 31, 2022.

Interest Income/(Expense), Net

For the three months ended March 31, 2023, the Company recorded $809,172 of net interest income compared to $135,606 of interest expense in the three months ended March 31, 2022. This was due to a significantly higher amount of interest earned in the three months ended March 31, 2023, due to an increase in the Company’s cash balances in income-bearing accounts, coupled with higher rates of interest earned on balances in these accounts, which reflected significantly higher market interest rates.

Gain/(loss) on Remeasurement of Warrant Liabilities

During the three months ended March 31, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as warrants were redeemed during the third quarter of 2022. During the three months ended March 31, 2022, the Company recorded a loss of $58,749 from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this loss reflected the decrease in DocGo’s stock price relative to the beginning of the first quarter of 2022.

Gain/(Loss) on Equity Method Investment

During the three months ended March 31, 2023, the Company recorded a loss on equity method investments of $115,286, which represented its share of the losses incurred by an entity in which the Company had a minority interest, which was accounted for under the equity method. During the three months ended March 31, 2022, the Company recorded a loss on equity method investments of $83,341 related to the same entity.

Gain/(loss) on Disposal of Fixed Assets

During the three months ended March 31, 2023, the Company recorded a loss on the disposal of fixed assets of $54,839. No such gain or loss was recorded during the three months ended March 31, 2022.

Income Tax Benefit/(Expense)

During the three months ended March 31, 2023, the Company recorded income tax benefit of $2.1 million. For the three months ended March 31, 2022, the Company recorded an income tax expense of $0.4 million. The income tax benefit reflects a pretax loss recorded during the three months ended March 31, 2023, compared to pretax income in the prior year period. The income tax benefit in the current year period includes income as well as state income taxes in jurisdictions the Company entered during the past year and current period.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2023, the Company had a net loss attributable to noncontrolling interest of approximately $0.5 million, compared to a net loss attributable to noncontrolling interest of $1.3 million for the three months ended March 31, 2022. The decreased loss reflected improved performance in most of the Company’s joint venture ongoing investments in new markets in the three months ended March 31, 2023.

Liquidity and Capital Resources

Since inception, DocGo has completed three equity financing transactions as its principal source of liquidity. Generally, the Company has utilized equity raised to finance operations, investments in assets, ambulance operating licenses and to fund accounts receivable. The Company has also funded these activities through operating cash flows. In November 2021, upon the completion of the merger between Motion and Ambulnz, the Company received proceeds of approximately $158.1 million, net of transaction expenses. However, even when the Company generates positive net income, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, DocGo’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements may also be affected by factors outside of the Company’s control, such as interest rates, rising inflation, financial institution instability or failure and other monetary and fiscal policy changes to the manner in which the Company currently operates. Additionally, as the impact of the COVID-19 on the economy and on the Company’s market environment and operations evolves, the Company routinely assesses its liquidity needs. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings.

On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank acting as the administrative agent (the “Lenders”), with an initial maximum commitment amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company’s consolidated net leverage ratio. The revolving facility matures on November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not made any draws under the facility and there are no amounts outstanding.

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and an available line of credit (as discussed in Note 9, “Line of Credit” to the unaudited Condensed Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources

Comparison as of March 31, 2023 and March 31, 2022

	As of March 31,		Change	Change
$ in Millions	2023	2022	$	%
Working capital
Current assets	$258.4	$268.2	$(9.8)	(4%)
Current liabilities	109.0	61.0	48.0	79%
Total working capital	$149.4	$207.2	$(57.8)	(28%)

As of March 31, 2023, available cash totaled $120.1 million, which represented a decrease of $68.3 million as compared to March 31, 2022, as acquisitions made during the second half of 2022 and in the first quarter of 2023 outweighed cash flow from operations. As of March 31, 2023, working capital amounted to $149.4 million, which represented a decrease of $57.8 million as compared to March 31, 2022, primarily reflecting the reduced cash balance. Increased accounts receivable in the three months ended March 31, 2023, which reflected the growth of the business and a shift towards higher credit quality customers, who have longer payment terms, outweighed the increase in current liabilities in the first quarter of 2023, which reflected the growth of the business and amounts due to the seller and contingent consideration resulting from acquisitions.

Cash Flows

Three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change	Change
$ in Millions	2023	2022	$	%
Cash flow summary
Net cash provided by/(used in) operating activities	$(23.1)	$18.3	$(41.4)	(226%)
Net cash provided by/(used in) investing activities	(1.7)	$(1.1)	(0.6)	(55%)
Net cash provided by/(used in) financing activities	(12.0)	$2.5	(14.5)	(580%)
Effect of exchange rate changes	0.2	$-	0.2	0%
Net (decrease) increase in cash	$(36.6)	$19.7	$(56.3)	(286%)

Operating Activities

During the three months ended March 31, 2023, operating activities used $23.1 million of cash, driven by a net loss of $3.9 million. Non-cash charges amounted to $9.4 million and included $2.3 million in depreciation of property and equipment and right-of-use assets, $1.4 million from amortization of intangible assets, $8.5 million of stock compensation expense, and a $0.1 million loss on an equity investment. These were partially offset by a $1.9 million reduction in bad debt expense related to an adjustment in the provision for potential uncollectible accounts receivable, and a $1.0 gain from a deferred tax asset. Changes in assets and liabilities resulted in approximately $28.6 million in negative cash flow, as a $24.7 million increase in accounts receivable, a $2.6 million decrease in accounts payable, a $1.5 million decrease in accrued liabilities and a $0.2 million increase in prepaid expenses outweighed a $0.3 million reduction in other assets.

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

Investing Activities

During the three months ended March 31, 2023, investing activities used $1.7 million of cash and consisted of the acquisition of property and equipment totaling $2.0 million and the acquisition of intangibles in the amount of $1.4 million, partially offset by $1.6 million in cash added via an acquisition and $0.1 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2022, investing activities used $1.1 million of cash and primarily consisted of the acquisition of property and equipment totaling $0.5 million and the acquisition of intangibles in the amount of $0.6 million to support the ongoing growth of the business.

Financing Activities

During the three months ended March 31, 2023, financing activities used $12.0 million of cash, due to a reduction of $11.5 million in amounts due to seller, as deferred payments were made under the terms of previously-closed acquisitions, $0.8 million in payments under the terms of finance leases, and $0.1 million in repayments of notes payable. These items were partially offset by $0.4 million in proceeds from the exercise of stock options.

During the three months ended March 31, 2022, financing activities provided $2.5 million of cash, due to $1.0 million in proceeds from the Company’s revolving credit line, $2.1 million in noncontrolling interest contributions and $0.4 million in proceeds from the exercise of stock options, which were partly offset by $0.6 million in payments on obligations under the terms of finance leases, $0.1 million in repayments of notes payable, a reduction of $0.2 million in amounts due to seller and $0.1 million of equity cost.

Future minimum annual maturities of notes payable as of March 31, 2023 were as follows:

Notes Payable
2023, remaining	0.4
2024	0.5
2025	0.5
2026	0.4
2027	0.1
Thereafter	0.0
Total maturities	$1.9
Current portion of notes payable	(0.6)
Long-term portion of notes payable	$1.3

Future minimum lease payments under operating leases as of March 31, 2023, and for the following four fiscal years and thereafter are as follows:

Operating Leases
2023, remaining	$2.2
2024	2.6
2025	2.6
2026	1.9
2027 and thereafter	1.7
Total future minimum lease payments	11.0
Less effects of discounting	(1.3)
Present value of future minimum lease payments	$9.7

Future minimum lease payments under finance leases as of March 31, 2023, and for the following four fiscal years and thereafter are as follows:

Finance Leases
2023, remaining	$2.5
2024	2.7
2025	2.4
2026	1.6
2027 and thereafter	0.6
Total future minimum lease payments	9.8
Less effects of discounting	(1.0)
Present value of future minimum lease payments	$8.8

Critical Accounting Policies

Basis of Presentation

The Company’s unaudited Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) in the unaudited Condensed Consolidated Financial Statements represent the portion of consolidated joint ventures and a variable interest entity (“VIE”) in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

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

Principles of Consolidation

The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of DocGo Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these unaudited Condensed Consolidated Financial Statements.

The Company holds a variable interest in MD1 Medical Care P.C. (“MD1”), which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a VIE since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.

Net loss for the VIE was $186,637 for the three months ended March 31, 2023. The VIE’s total assets, all of which were current, amounted to $635,620 as of March 31, 2023. Total liabilities, all of which were current for the VIE, was $532,127 as of March 31, 2023. The VIE’s total stockholders’ deficit was $103,493 as of March 31, 2023.

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

The Company generates revenues from the provision of (1) Transportation Services and (2) Mobile Health Services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.

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

Please see Note 2, “Summary of Significant Accounting Policies” to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our notes payable bear fixed interest rates. We do not enter into investments for trading or speculative purposes. Additionally, the Company has not made any draws under the facility and as of March 31, 2023, there is no amount outstanding.

We operate our business primarily within the United States and currently execute majority of our transactions in U.S. dollars. The foreign exchange gain amounted to $243,658 to the Company in the first quarter of 2023 ($5,863 in the first quarter of 2022). We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits.

One customer accounted for approximately 46% of sales and 62% of net accounts receivable, for the three months ended March 31, 2023.

One customer accounted for approximately 34% of sales and 22% of net accounts receivable, and another customer that accounted for 19% of sales and 17% of net accounts receivable for the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 19, “Legal Proceedings” of the Notes to our unaudited Condensed Consolidated Financial Statements.

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

Item 1A. Risk Factors

Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2022. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of Cardiac RMS, LLC (“CRMS”) in exchange for $10,000,000 closing consideration, consisting of $9,000,000 in cash and $1,000,000 worth of shares of DocGo common stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. CRMS provides cardiac implantable electronic device (“CIED”) remote monitoring and virtual care management services.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. Under the terms of the agreement, the Company issued and sold the shares of DocGo common stock in a private placement to four accredited investors, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company relied on this exemption from registration based in part as each accredited investor was aware of the terms of the transaction, the securities issued contained restrictive legends regarding resale and transfer, and the transaction was not publicly solicited or advertised.

Share Repurchases

On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its common stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the first quarter of 2023. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.1*	Offer Letter by and between DocGo Inc. and Lee Bienstock.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: May 9, 2023	By:	/s/ Anthony Capone
Anthony Capone
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer