Form 10-Q
period 2023-06-30
DocGo Inc.
filed 2023-08-08
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39618
DocGo Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2515483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

35 West 35th Street, Floor 6 New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, 103,785,806 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2023 and 2022	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	5-6

Notes to Unaudited Condensed Consolidated Financial Statements	7-34

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$109,159,519	$157,335,323
Accounts receivable, net of allowance of $4,204,532 and $7,818,702 as of June 30, 2023 and December 31, 2022, respectively	118,498,751	102,995,397
Assets held for sale	—	4,480,344
Prepaid expenses and other current assets	6,786,787	6,269,841

Total current assets	234,445,057	271,080,905

Property and equipment, net	21,937,494	21,258,175
Intangibles, net	38,050,268	22,969,246
Goodwill	47,820,840	38,900,413
Restricted cash	14,601,243	6,773,751
Operating lease right-of-use assets	9,288,582	9,074,277
Finance lease right-of-use assets	8,963,759	9,039,663
Equity method investment	392,118	597,977
Deferred tax assets	11,247,764	9,957,967
Other assets	3,538,920	3,625,254
Total assets	$390,286,045	$393,277,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,690,956	$21,582,866
Accrued liabilities	34,787,144	31,573,031
Notes payable, current	696,308	664,913
Due to seller	17,896,030	26,244,133
Contingent consideration	26,489,294	10,555,540
Operating lease liability, current	2,479,340	2,325,024
Liabilities held for sale	—	4,480,344
Finance lease liability, current	2,717,546	2,732,639
Total current liabilities	91,756,618	100,158,490

Notes payable, non-current	1,580,516	1,236,601
Operating lease liability, non-current	7,162,046	7,040,982
Finance lease liability, non-current	5,926,286	5,914,164
Total liabilities	106,425,466	114,350,237

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 103,762,092 and 102,411,162 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10,376	10,241
Additional paid-in-capital	312,101,281	301,451,435
Accumulated deficit	(33,729,702)	(28,972,216)
Accumulated other comprehensive income	1,390,642	741,206
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	279,772,597	273,230,666
Noncontrolling interests	4,087,982	5,696,725
Total stockholders’ equity	283,860,579	278,927,391
Total liabilities and stockholders’ equity	$390,286,045	$393,277,628
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue, net	$125,486,760	$109,519,304	$238,489,463	$227,410,856
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	83,617,876	70,176,462	164,844,374	148,164,035
Operating expenses:
General and administrative	30,797,237	24,637,618	60,017,554	48,498,234
Depreciation and amortization	3,831,061	2,037,771	7,480,390	4,238,792
Legal and regulatory	2,404,856	3,061,276	6,043,177	4,409,259
Technology and development	2,574,389	1,148,320	4,437,968	2,290,153
Sales, advertising and marketing	685,387	1,000,100	992,633	2,258,061
Total expenses	123,910,806	102,061,547	243,816,096	209,858,534
Income (loss) from operations	1,575,954	7,457,757	(5,326,633)	17,552,322

Other income (expenses):
Interest income (expense), net	521,872	98,276	1,331,044	(37,330)
Gain on remeasurement of warrant liabilities	—	3,027,766	—	2,969,017
(Loss) gain on initial equity method investments	(90,573)	89,810	(205,859)	6,469
Gain on remeasurement of finance leases	—	1,388,273	—	1,388,273
(Loss) gain on disposal of fixed assets	(98,630)	—	(153,469)	—
Other (expense) income	(920,058)	15,640	(705,178)	11,387
Total other (expense) income	(587,389)	4,619,765	266,538	4,337,816

Net income (loss) before income tax benefit (expense)	988,565	12,077,522	(5,060,095)	21,890,138
Income tax benefit (provision)	355,054	(321,660)	2,484,924	(761,839)
Net income (loss)	1,343,619	11,755,862	(2,575,171)	21,128,299
Net income (loss) attributable to noncontrolling interests	3,354,886	(979,791)	2,901,766	(2,237,048)
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(2,011,267)	12,735,653	(5,476,937)	23,365,347
Other comprehensive (loss) income
Foreign currency translation adjustment	405,778	10,434	649,436	4,571
Total comprehensive (loss) income	$(1,605,489)	$12,746,087	$(4,827,501)	$23,369,918

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.02)	$0.13	$(0.05)	$0.23
Weighted-average shares outstanding - Basic	103,585,661	99,303,948	103,085,257	100,372,146

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.02)	$0.11	$(0.05)	$0.20
Weighted-average shares outstanding - Diluted	103,585,661	115,279,676	103,085,257	116,347,874
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	100,133,953	$10,013	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	195,152	195	374,149	—	—	—	374,344
Stock based compensation	—	—	1,422,937	—	—	—	1,422,937
Equity cost	—	—	(19,570)	—	—	—	(19,570)
UK Ltd. restricted stock (Note 4)		—	—	—	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	2,063,000	2,063,000
Foreign currency translation	—	—	—	—	(5,863)	—	(5,863)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	10,629,694	—	—	10,629,694
Balance - March 31, 2022	100,329,105	10,208	284,938,732	$(52,927,020)	(38,364)	8,280,753	$240,264,309
Common stock repurchased	(70,000)	(70)	(497,829)	—	—	—	(497,899)
Exercise of stock options	417,927	418	778,648	—	—	—	779,066
Stock based compensation	—	—	1,999,619	—	—	—	1,999,619
UK Ltd. restricted stock (Note 4)	8,258	8	82,297	—	—	—	82,305
Net loss attributable to Noncontrolling interests	—	—	—	—	—	(979,791)	(979,791)
Foreign currency translation	—	—	—	—	10,434	—	10,434
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	12,735,653	—	—	12,735,653
Balance - June 30, 2022	100,685,290	$10,564	$287,301,467	$(40,191,367)	$(27,930)	$7,300,962	$254,393,696

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Equity cost	—	—	—	—	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	—	—
Exercise of stock options	96,101	10	249,705	—	—	—	249,715
UK Ltd. restricted stock (Note 4)	—	—	167,175	—	—	—	167,175
Stock based compensation	424,911	42	8,181,549	—	—	—	8,181,591
Ambulnz Health liquidation	—	—	—	70,284	—	—	70,284
Net loss attributable to noncontrolling interests	—	—	—	—	—	(453,120)	(453,120)
Foreign currency translation	—	—	—	—	243,658	—	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(3,465,670)	—	—	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024
Acquisition of CRMS	117,330	12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145	36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	260,410	26	706,379	—	—	—	706,405
Stock based compensation, net of tax settled in shares	92,033	9	1,778,001	—	—	—	1,778,010
Net income attributable to noncontrolling interests	—	—	—	—	—	3,354,886	3,354,886
Foreign currency translation	—	—	—	—	405,778	—	405,778
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(2,011,267)	—	—	(2,011,267)
Balance - June 30, 2023	103,762,092	$10,376	$312,101,281	$(33,729,702)	$1,390,642	$4,087,982	$283,860,579
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,575,171)	$21,128,299
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation of property and equipment	3,072,647	1,441,438
Amortization of intangible assets	2,780,580	1,279,078
Amortization of finance lease right-of-use assets	1,627,163	1,518,276
Loss on disposal of assets	153,469	—
Deferred tax asset	(1,289,797)	—
Loss (gain) on equity method investment	205,859	(30,290)
Bad debt expense	976,690	1,818,792
Stock based compensation	11,801,138	3,504,861
Gain on remeasurement of finance leases	—	(1,388,273)
Loss on liquidation of business	70,284	—
Gain on remeasurement of warrant liabilities	—	(2,969,017)
Changes in operating assets and liabilities:
Accounts receivable	(15,407,684)	4,310,990
Prepaid expenses and other current assets	(223,468)	(3,173,647)
Other assets	86,334	2,128,320
Accounts payable	(14,901,225)	(2,927,492)
Accrued liabilities	1,198,399	3,545,642
Net cash (used in) provided by operating activities	(12,424,782)	30,186,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,559,656)	(941,655)
Acquisition of intangibles	(1,931,602)	(1,016,430)
Acquisition of businesses	(20,203,464)	—
Proceeds from disposal of property and equipment	277,238	—
Net cash used in investing activities	(25,417,484)	(1,958,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	1,000,000
Repayments of notes payable	(247,707)	(287,998)
Due to seller	(2,556,188)	(877,088)
Noncontrolling interest contributions	—	2,063,000
Proceeds from exercise of stock options	1,123,295	1,153,410
Common stock repurchased	—	(497,899)
Equity costs	—	(19,570)
Payments on obligations under finance lease	(1,510,522)	(1,411,565)

Net cash (used in) provided by financing activities	(3,191,122)	1,122,290

Effect of exchange rate changes on cash and cash equivalents	685,076	4,571

Net (decrease) increase in cash and restricted cash	(40,348,312)	29,355,753
Cash and restricted cash at beginning of period	164,109,074	179,105,730
Cash and restricted cash at end of period	$123,760,762	$208,461,483
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$126,770	$129,363

Cash paid for interest on finance lease liabilities	$259,051	$222,649

Cash paid for income taxes	$4,223,810	$761,839

Right-of-use assets obtained in exchange for lease liabilities	$1,538,961	$2,192,946

Fixed assets acquired in exchange for notes payable	$623,017	$—

Acquisition of remaining Ambulnz-FMC North America, LLC. through Due to seller and issuance of stock	$7,000,000	$—

Acquisition of Cardiac RMS, LLC	$1,000,000	$—

Reconciliation of cash and restricted cash
Cash	$109,159,519	$198,138,395

Restricted cash	14,601,243	10,323,088

Total cash and restricted cash shown in statement of cash flows	$123,760,762	$208,461,483

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations
The Business
On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation (formerly known as Motion Acquisition Corp prior to the Closing Date, “Motion” and after the Closing Date, “DocGo”), consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among Motion Acquisition Corp., a Delaware corporation (“Motion”), Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of Motion (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). In connection with the Closing, the registrant changed its name from Motion Acquisition Corp. to DocGo Inc.
As contemplated by the Merger Agreement and as described in Motion’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021 , Merger Sub was merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the Merger, Ambulnz is a wholly-owned subsidiary of DocGo and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock,” together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of merger consideration issuable as common stock of DocGo, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.
In connection with the Business Combination, DocGo raised $158.0 million of net proceeds. This amount was comprised of $43.4 million of cash held in Motion’s trust account from its initial public offering, net of DocGo’s transaction costs and underwriters’ fees of $9.6 million, and $114.6 million of cash in connection with the concurrent PIPE private placement of shares of common stock to certain investors at a price of $10.00 per share (the "PIPE Financing"), net of $10.4 million in transaction costs in connection with the PIPE Financing. These transaction costs consisted of banking, legal, and other professional fees, which were recorded as a reduction to additional paid-in capital.
The Business
DocGo Inc. and its subsidiaries (collectively, the “Company”) is a healthcare transportation and mobile health services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and healthcare services in major metropolitan cities in the United States (“U.S.”) and the United Kingdom (“U.K.”). Mobile Health performs in-person care directly to patients in the comfort of their homes, workplaces and other non-traditional locations.
Ambulnz, LLC was originally formed in Delaware on June 17, 2015, as a limited liability company. On November 1, 2017, with an effective date of January 1, 2017, Ambulnz, LLC converted its legal structure from a limited liability company to a C-corporation and changed its name to Ambulnz, Inc. Ambulnz. Inc. is the sole owner of Ambulnz Holdings, LLC (“Holdings”) which was formed in the state of Delaware on August 5, 2015, as a limited liability company. Holdings is the owner of multiple operating entities incorporated in various states in the U.S. as well as within England and Wales, United Kingdom.
The Company derives revenue primarily from two operating segments: Mobile Health Services and Transportation Services. Mobile Health Services include services performed at homes, offices and other temporary or fixed locations, and event services which include on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter. Transportation Services encompasses both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company holds a variable interest in Mobile Medical Healthcare P.C. (“MD1”, formerly known as "MD1 Medical Care P.C.") which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.
Net income for the VIE was $120,217 for the six months ended June 30, 2023. The VIE’s total assets, all of which were current assets apart from a fixed asset amounting to $5,237, amounted to $773,458 as of June 30, 2023. Total liabilities, all of which were current for the VIE, was $361,516 as of June 30, 2023. The VIE’s total stockholders’ equity was $411,941 as of June 30, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the six months ended June 30, 2023 was $649,436. For the same period of 2022, it was not material to the financial statements.
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

Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations could be adversely affected.
Self Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers' compensation, general liability, auto liability, and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, general liability and auto liability.
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
Major Customers
The Company had one customer that accounted for approximately 36% of sales and 36% of net accounts receivable for the three months ended June 30, 2023 and one customer that accounted for approximately 41% of sales and 36% of net accounts receivable for the six months ended June 30, 2023.
The Company had one customer that accounted for approximately 29% of sales and 15% of net accounts receivable and another customer that accounted for 14% of sales and 12% of net accounts receivables for the three months ended June 30, 2022. The Company had one customer that accounted for 30% of sales and 15% of net accounts receivable, and another customer that accounted for 17% of sales and 12% of net accounts receivable for the six months ended June 30, 2022.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Major Vendor

The Company had one vendor that accounted for approximately 13% and 16% of total cost for the three months ended June 30, 2023 and 2022, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.

The Company had one vendor that accounted for approximately 11% and 12% of total cost for the six months ended June 30, 2023 and 2022, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The accounts at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are in excess of FDIC limits. The Company had cash balances of approximately $5,336,308 and $8,125,966 with foreign financial institutions on June 30, 2023 and December 31, 2022, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The Company also maintains certain cash balances related to its insurance programs, which are held in a self-depleting trust and restricted as to withdrawal or use by the Company other than to pay or settle self-insured claims and costs. These amounts are reflected in “Restricted cash” in the accompanying unaudited Condensed Consolidated Balance Sheets.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023 and December 31, 2022. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

During the year ended December 31, 2022, the Company recorded $4,000,000 in Contingent consideration in connection with the Ryan Brothers Atkinson, LLC business acquisition, to be paid based on the completion of certain performance obligations over a 24-month period. In relation to the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 upon meeting certain performance conditions within two years of the Closing Date. The estimated Contingent consideration amount for Exceptional was $1,080,000 as of December 31, 2022.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the year ended December 31, 2022, the Company also recorded $2,475,540 estimated Contingent consideration in relation to the Location Medical Services, LLC ("LMS") acquisition to be paid upon LMS meeting certain performance conditions in 2023. The outstanding balance as of June 30, 2023 increased to $2,587,104 as a result of foreign exchange fluctuations. For Government Medical Services, LLC ("GMS"), an amount of $3,000,000 was recorded in Contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the Closing Date.

For Cardiac RMS, LLC ("CRMS"), an amount of 15,822,190 was recorded in Contingent consideration to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS' attainment of full-year EBITDA targets (see Note 4).

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to transport patients and to provide Mobile Health services at specified rates. Accounts receivable consist of billings for transportation and healthcare services provided to patients. Billings typically are either paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs, businesses, or patients directly. Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. Accounts receivable are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of accounts receivable are recorded in the results of operations for the period in which the estimate is revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivable.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
interest), management, and members of immediate families of principal owners or management, other parties with which the Company may deal with if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the periods ended June 30, 2023 and 2022, refer to Note 16.
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
Nature of Our Services
Revenue is primarily derived from:
i.Transportation Services: These services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from transportation services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.
ii.Mobile Health Services: These services include services performed at home and offices, COVID-19 testing and vaccinations, and event services which include on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as other services, such as shelter.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Primary Geographical Markets
United States	$112,603,145	$106,314,813	$211,512,665	$221,368,244
United Kingdom	12,883,615	3,204,491	26,976,798	6,042,612
Total revenue	$125,486,760	$109,519,304	$238,489,463	$227,410,856

Major Segments/Service Lines
Transportation Services	$45,422,151	$22,175,233	$85,478,096	$49,987,743
Mobile Health	80,064,609	87,344,071	153,011,367	177,423,113
Total revenue	$125,486,760	$109,519,304	$238,489,463	$227,410,856
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries:	(2,011,267)	12,735,653	(5,476,937)	23,365,347
Weighted-average shares - basic	103,585,661	99,303,948	103,085,257	100,372,146
Effect of dilutive options	1,190,120	15,975,728	1,190,120	15,975,728
Weighted-average shares - dilutive	103,585,661	115,279,676	103,085,257	116,347,874
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	(0.02)	0.13	(0.05)	0.23
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	(0.02)	0.11	(0.05)	0.20
Anti-dilutive employee share-based awards excluded	9,181,239	—	9,181,239	—
Equity Method Investment

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “(Loss)/gain on initial equity method investments” on the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Gain (loss) on equity method investment” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Effective December 21, 2021, three members withdrew from NPA resulting in the remaining two members obtaining the remaining ownership percentage. As of December 31, 2022 and June 30, 2023, DocGo owned 50% of NPA.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), that eliminates accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU only affects entities that already adopted ASU 2016-13, which is effective for fiscal years beginning after December 15, 2022. The Company expects that this ASU should not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
3. Property and Equipment, net
Property and equipment, net, as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Transportation equipment	$22,693,944	$20,773,862
Medical equipment	6,445,051	5,177,520
Office equipment and furniture	3,152,504	2,686,065
Leasehold improvements	636,304	579,658
Buildings	527,283	527,283
Land	37,800	37,800
	$33,492,886	$29,782,188
Less: Accumulated depreciation	(11,555,392)	(8,524,013)
Property and equipment, net	$21,937,494	$21,258,175
The Company recorded depreciation expense of $1,590,037 and $729,560 for the three months ended June 30, 2023 and 2022, respectively.
The Company recorded depreciation expense of $3,072,647 and $1,441,438 for six months ended June 30, 2023 and 2022, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
4. Acquisition of Businesses
Government Medical Services, LLC
On July 6, 2022, Holdings acquired 100% of the outstanding shares of common stock of GMS, a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the Closing Date. Acquisition costs are included in general and administrative expenses and totaled $1,001,883 for the twelve months ended December 31, 2022.
Exceptional Medical Transportation, LLC
On July 13, 2022, Holdings acquired 100% of the outstanding shares of common stock of Exceptional in exchange for $13,708,333 consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24-month period. Holdings also agreed to pay an estimated $1,080,000 Contingent consideration upon Exceptional meeting certain performance conditions in 2023. Exceptional is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses and totaled $56,571 for the twelve months ended December 31, 2022.
Ryan Brothers Fort Atkinson, LLC
On August 9, 2022, Holdings acquired 100% of the outstanding shares of common stock of Ryan Brothers Fort Atkinson, LLC (“RB”) in exchange for $11,422,252 consisting of $7,422,252 in cash at closing and $4,000,000 of estimated Contingent consideration to be paid out over 24 months based on performance of certain obligations. RB is in the business of providing medical transportation services. Acquisition costs are included in general and administrative expenses and totaled $230,175 for the twelve months ended December 31, 2022.
Community Ambulance Services LTD
On October 12, 2022, Holdings through its indirect wholly owned subsidiary, Ambulnz U.K. Ltd., acquired Community Ambulance Service Ltd (“CAS”), a company located in United Kingdom, in exchange for approximately $5,541,269 in cash. The net assets acquired through the CAS acquisition was $7,134,881 mainly from the vehicles with high fair market value, which directly lead to a Gain on bargain purchase of $1,593,612. CAS is engaged in providing emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services and diagnostics testing. We expect this acquisition to help us to increase our presence in that market, while giving us improved access to municipal contracts. Acquisition costs are included in general and administrative expenses totaling $171,779 for the twelve months ended December 31, 2022.
Location Medical Services, LLC
On December 9, 2022, Holdings through its indirect wholly owned subsidiary, Ambulnz U.K. Ltd., closed acquiring 100% of the outstanding shares of common stock of LMS. The aggregate purchase price consisted of $302,450 in cash consideration. The Company also agreed to pay LMS an additional $11,279,201 deferred consideration and an estimated $2,475,540 Contingent consideration upon LMS meeting certain performance conditions in 2023. The Company paid $11,279,201 of deferred consideration to LMS during the six months ended June 30, 2023. Acquisition costs are included in general and administrative expenses and totaled $4,200 for the twelve months ended December 31, 2022.
Cardiac RMS, LLC
On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of Cardiac RMS, LLC (“CRMS”) in exchange for $10,000,000 closing consideration, consisting of $9,000,000 in cash and $1,000,000 worth of shares of DocGo common stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. CRMS LLC provides cardiac implantable electronic device “CIED” remote monitoring and virtual care management services. Acquisition costs included in general and administrative expenses totaled $229,937 for the six months ended June 30, 2023.
Ambulnz-FMC North America LLC

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On April 1, 2023, the Company acquired the remaining outstanding shares of Ambulnz-FMC North America LLC common stock from its joint venture with Ambulnz Holdings, LLC, in exchange for $4,000,000 in cash and $3,000,000 in stock. Ambulnz-FMC North America LLC is a prominent healthcare company that focuses on providing vital products and services for patients suffering from kidney diseases and renal failure. Acquisition costs are included in general and administrative expenses totaling approximately $35,560 for the three and six months ended June 30, 2023, respectively.

Healthworx LLC

On May 10, 2023, the Company acquired the remaining outstanding shares of common stock from its joint venture with Rapid Reliable Testing, in exchange for $1,385,156 in cash.

The following table presents the preliminary allocation of the assets acquired and liabilities assumed:

	Ambulnz-FMC North America LLC	Cardiac RMS LLC	Location Medical Services	Community Ambulance Service	Ryan Brothers	Exceptional Medical Transport	Government Medical Services	Total

Consideration:
Cash Consideration	$4,000,000	$9,000,000	$302,450	$5,541,269	$7,422,252	$6,375,000	$20,338,789	$52,979,760
Stock Consideration	3,000,000	1,000,000	—	—	—	—	—	4,000,000
Due to Seller	—	—	11,279,201	—	—	6,000,000	—	17,279,201
Amounts held under an escrow account	—	—	—	—	—	1,333,333	—	1,333,333
Contingent Liability	—	15,822,190	2,475,540	—	4,000,000	1,080,000	3,000,000	26,377,730
Total consideration	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$1,574,604	$5,404,660	$892,218	$620,548	$299,050	$1,005,453	$9,796,533
Accounts receivable	—	2,033,533	623,635	7,002,325	5,844,494	3,785,490	3,975,160	23,264,637
Other current assets	—	293,478	134,216	1,167,326	136,157	—	30,734	1,761,911
Property, plant and equipment	—	—	519,391	4,548,956	2,125,134	2,450,900	4,092	9,648,473
Intangible assets	—	15,930,000	2,419,600	—	387,550	125,000	10,305,000	29,167,150
Total identifiable assets acquired	—	19,831,615	9,101,502	13,610,825	9,113,883	6,660,440	15,320,439	73,638,704

Accounts payable	—	28,978	40,447	2,036,714	44,911	—	137,239	2,288,289
Due to Seller	—	2,448,460	—	—	5,844,494	4,084,540	—	12,377,494
Other current liabilities	—	174,177	1,012,992	4,439,230	286,792	—	562,809	6,476,000
Total liabilities assumed	—	2,651,615	1,053,439	6,475,944	6,176,197	4,084,540	700,048	21,141,783

Noncontrolling interests	2,567,037	—	—	—	—	—	—	2,567,037

Goodwill	—	8,642,190	6,009,128	(1,593,612)	8,484,566	12,212,433	8,718,398	42,473,103
Additional paid-in-capital	4,432,963	—	—	—	—	—	—	4,432,963

Total purchase price	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024

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

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2022:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Pre ABC Adjustment	2022 Adjustments	December 31,	1Q23 Adjustments	June 30,
			2022		2023
ASSETS

Current assets:
Cash and cash equivalents	$(190,312)	$190,312	$—	$—	$—
Accounts receivable, net	1,219,927	(1,219,927)	—	—	—
Prepaid expenses and other current assets	22,850	(22,850)	—	—	—
Total current assets	1,052,465	(1,052,465)	—	—	—

Property and equipment, net	1,107,279	(1,107,279)	—	—	—
Intangibles, net	30,697	(30,697)	—	—	—
Goodwill	5,085,689	(5,085,689)	—	—	—
Operating lease right-of-use assets	29,753	(29,753)	—	—	—
Assets held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Other assets	18,053,495	(96,419)	17,957,076	(17,957,076)	—
Total assets	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,122	$(196,122)	$—	$—	$—
Accrued liabilities	63,655,442	(4,250,603)	59,404,839	(59,404,839)	—
Operating lease liability, current	33,619	(33,619)	—	—	—
Liabilities held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Total current liabilities	63,885,183	—	63,885,183	(63,885,183)	—
Total liabilities	$63,885,183	$—	$63,885,183	$(63,885,183)	$—

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	(38,525,805)	(2,921,958)	(41,447,763)	41,447,763	—
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total liabilities and stockholders’ equity	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—

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

The Company also updated the carrying value of the Goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the additional Goodwill and the impairment charge. The carrying value of Goodwill amounts $47,820,840, the changes in the carrying value of Goodwill for the period ended June 30, 2023 are as noted in the tables below:

Carrying Value
Balance at December 31, 2022	$38,900,413
Goodwill acquired during the period	8,642,190
CTA	278,237
Balance at June 30, 2023	$47,820,840
7. Intangibles
Intangible assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$18,265	$(12,800)	$68,288
Computer software	5 years	247,828	—	(231,731)	16,097
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,208,506	(7,977,777)	1,514,787
Material Contracts	Indefinite	62,550	—	—	62,550
Customer Relationship	9 years	12,397,954	15,924,323	(1,744,211)	26,578,066
Trademark	8 years	326,646	14,721	(24,891)	316,476
Non-compete Agreement	5 years	—	100,000	(5,000)	95,000
		$30,180,863	$17,865,815	$(9,996,410)	$38,050,268

	December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$14,155	$(10,116)	$52,707
Computer software	5 years	294,147	(46,319)	(224,886)	22,942
Operating licenses	Indefinite	8,375,514	423,490	—	8,799,004
Internally developed software	4-5 years	6,013,513	2,270,545	(6,378,911)	1,905,147
Material contracts	Indefinite	—	62,550	—	62,550
Customer relationship	8-9 years	—	12,397,954	(594,301)	11,803,653
Trademark	8 years	—	326,646	(3,403)	323,243
		$14,731,842	$15,449,021	$(7,211,617)	$22,969,246

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded amortization expense of $1,414,944 and $645,715 for the three months ended June 30, 2023 and 2022, respectively.
The Company recorded amortization expense of $2,780,580 and $1,279,078 for the six months ended June 30, 2023 and 2022, respectively.
Future amortization expense at June 30, 2023 for the next five years and in the aggregate are as follows:

Amortization Expense
2023, remaining	$1,958,683
2024	3,865,944
2025	3,816,044
2026	3,247,559
2027	3,246,843
Thereafter	12,453,641
Total	$28,588,714

8. Accrued Liabilities
Accrued liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued subcontractors	$10,829,445	$8,101,150
Accrued workers compensation and insurance liabilities	10,330,099	3,766,469
Accrued general expenses	6,296,541	11,436,462
Accrued payroll	3,752,317	4,245,838
Accrued bonus	1,120,425	1,500,717
Accrued legal fees	1,048,393	344,417
Other current liabilities	634,526	706,528
Accrued lab fees	396,255	584,203
Accrued fuel and maintenance	314,894	253,243
Credit card payable	46,320	78,838
FICA/Medicare liability	17,929	555,166
Total accrued liabilities	$34,787,144	$31,573,031
9. Line of Credit
On November 1, 2022, the Company entered into a revolving loan and security agreement with two banks, with one bank as the administrative agent (the “Lenders”), with a maximum revolving advance amount of $90,000,000. The revolving facility includes the ability for the Company to request an increase to the commitment by an additional up to $50,000,000, though no Lender (nor the Lenders collectively) are obligated to increase their respective commitments. Borrowings under the revolving facility bear interest at a per annum rate equal to, (i) at the Company’s option, the (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the consolidated net leverage ratio reported in the compliance certificate. The revolving facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility is subject to certain financial covenants such as a net leverage ratio and interest

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
coverage ratio, as defined in the agreement. The Company has not made any draws under the facility and as of June 30, 2023, there is no amount outstanding.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $69,469, inclusive of interest ranging from 2.5% through 10.1%. The notes mature at various times through 2028 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	June 30, 2023	December 31, 2022
Equipment and financing loans payable, between 2.5% and 10.1% interest and maturing between January 2023 and May 2028	$2,276,824	$1,901,514
Loan received pursuant to the Payroll Protection Program Term Note	—	—
Total notes payable	2,276,824	1,901,514
Less: current portion of notes payable	$696,308	$664,913
Total non-current portion of notes payable	$1,580,516	$1,236,601
Interest expense was $32,375 and $20,949 for the three months period ended June 30, 2023 and 2022, respectively.
Interest expense was $61,409 and $43,508 for the six months period ended June 30, 2023 and 2022, respectively.
Future minimum annual maturities of notes payable as of June 30, 2023 are as follows:

Notes Payable
2023, remaining	$322,096
2024	571,001
2025	563,779
2026	492,111
2027	273,629
Thereafter	54,208
Total maturities	$2,276,824
Current portion of notes payable	(696,308)
Long-term portion of notes payable	$1,580,516
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
Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Corporate	Total
Three Months Ended June 30, 2023
Revenues	$45,422,151	$80,064,609	$—	$125,486,760

Income (loss) from operations	(537,625)	18,217,665	(16,104,086)	1,575,954

Total assets	121,884,046	142,049,757	126,352,242	390,286,045

Depreciation and amortization expense	1,940,635	1,201,771	688,655	3,831,061

Stock compensation	215,912	182,889	2,952,321	3,351,122

Long-lived assets	66,188,807	48,454,044	11,418,092	126,060,943

Capital expenditures	3,268,147	806,681	720,659	4,795,487

Three Months Ended June 30, 2022
Revenues	$22,175,233	$87,344,071	$—	$109,519,304

Income (loss) from operations	(5,398,799)	30,234,461	(17,377,905)	7,457,757

Total assets	67,477,663	55,936,426	208,441,299	331,855,388

Depreciation and amortization expense	1,124,521	217,389	695,861	2,037,771

Stock compensation	506,775	223,893	1,268,951	1,999,619

Long-lived assets	36,437,097	4,232,044	2,691,150	43,360,291

Capital expenditures	1,157,537	23,513,762	542,628	25,213,927

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Transportation Services	Mobile Health Services	Corporate	Total
Six Months Ended June 30, 2023
Revenues	$85,478,096	$153,011,367	$—	$238,489,463

Income (loss) from operations	433,522	31,159,245	(36,919,400)	(5,326,633)

Total assets	121,884,046	142,049,757	126,352,242	390,286,045

Depreciation and amortization expense	3,803,939	1,918,310	1,758,141.00	7,480,390

Stock compensation	475,605	299,822	11,025,711	11,801,138

Long-lived assets	66,188,807	48,454,044	11,418,092	126,060,943

Capital Expenditures	13,632,633	26,539,244	2,467,347	42,639,224

Six Months Ended June 30, 2022
Revenues	$49,987,743	$177,423,113	$—	$227,410,856

Income (loss) from operations	(7,879,188)	53,578,388	(28,146,878)	17,552,322

Total assets	67,477,663	55,936,426	208,441,299	331,855,388

Depreciation and amortization expense	2,439,121	430,645	1,369,026	4,238,792

Stock compensation	892,876	268,966	2,260,714	3,422,556

Long-lived assets	36,437,097	4,232,044	2,691,150	43,360,291

Capital Expenditures	2,100,320	23,605,840	1,220,515	26,926,675
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The table below shows long-lived assets by geographic location.

	June 30, 2023	June 30, 2022
Primary Geographical Markets
United States	106,605,989	41,246,102
United Kingdom	19,454,954	2,114,189
Total Long-Lived Assets	126,060,943	43,360,291
Revenues by geographic location are included in Note 2.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
12. Equity
Share Repurchase Program

On May 24, 2022, the Board of Directors authorized a share repurchase program to purchase up to $40 million of the Company’s common stock (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its common stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the three and six months ended June 30, 2023. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

13. Stock Based Compensation
Stock Options
The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2032 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. On June 30, 2023, approximately 3.0 million employee stock options had vested.
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
The following assumptions were used to compute the fair value of the stock option grants during the period ended June 30, 2023 and 2022:

	Period Ended June 30,
	2023	2022
Risk-free interest rate	4.14%	0.71%
Expected term (in years)	6.25	4
Volatility	56%	60%
Dividend yield	0%	0%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the Company’s stock option activity under the Plan for the period ended June 30, 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of, December 31, 2022	11,571,308	$7.11	9.05	$39,389,063
Granted/ Vested during the year	312,730	8.61	—	—
Exercised during the year	(356,511)	2.74	—	—
Cancelled during the year	(275,135)	7.82	—	—
Balance as of June 30, 2023	11,252,392	7.28	8.62	46,592,930
Options vested and exercisable at June 30, 2023	3,005,069	$6.36	7.89	9,093,754
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the periods ended June 30, 2023 and December 31, 2022 was $8.61 and $7.04, respectively. On June 30, 2023 and December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $30,583,415 and $41,666,564, respectively, which the Company expects to recognize over a weighted-average period of approximately 3.73 years.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expense in the unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.
Activity under RSUs was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of, December 31, 2022	305,587	$8.35
Granted	101,358	7.64
Vested during the year	(136,258)	8.02
Forfeited	—	—
Balance as of, June 30, 2023	270,687	8.25
Vested and unissued at June 30, 2023	192,500	8.25
Non-vested at June 30, 2023	270,687	8.25
The total grant-date fair value of RSUs granted during the period ended June 30, 2023 was $774,218.
The Company recorded stock-based compensation expense related to RSUs of $663,748 and $1,093,423 for the three and six months ended June 30, 2023, respectively,
As of June 30, 2023, the Company had $2,232,968 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
14. Leases
Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space, and transportation equipment, expiring at various dates through 2032. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property. The Company is required to hold certain funds in restricted cash and cash equivalents accounts under some of these agreements.
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
Lease Costs
The table below comprise lease expenses for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of total lease cost:	2023	2022	2023	2022

Operating lease expense	$865,987	$428,728	$1,622,232	$891,353
Short-term lease expense	368,030	273,601	704,348	528,697
Total lease cost	$1,234,017	$702,329	$2,326,580	$1,420,050
Lease Position as of June 30, 2023
Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Assets
Lease right-of-use assets	$9,288,582	$9,074,277
Total lease assets	$9,288,582	$9,074,277

Liabilities
Current liabilities:
Lease liability - current portion	$2,479,340	$2,325,024
Noncurrent liabilities:
Lease liability, net of current portion	7,162,046	7,040,982
Total lease liability	$9,641,386	$9,366,006

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2023:

Weighted average remaining lease term (in years) - operating leases	4.53
Weighted average discount rate - operating leases	5.81%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases at June 30, 2023 are as follows:

Operating Leases
2023, remaining	$1,543,710
2024	2,769,206
2025	2,751,071
2026	1,997,054
2027	1,770,143
Total future minimum lease payments	10,831,184
Less effects of discounting	(1,189,798)
Present value of future minimum lease payments	$9,641,386
Operating lease expense was approximately $865,987 and $428,728 for the three months ended June 30, 2023 and 2022, respectively.
Operating lease expense was approximately $1,622,232 and $891,353 for the six months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023, the Company made $865,987 of fixed cash payments related to operating leases and $766,492 related to finance leases.
For the three months ended June 30, 2022, the Company made $428,728 of fixed cash payments related to operating leases and $851,307 related to finance leases.
For the six months ended June 30, 2023, the Company made $1,622,232 of fixed cash payments related to operating leases and $1,510,523 related to finance leases.
For the six months ended June 30, 2022, the Company made $891,353 of fixed cash payments related to operating leases and $1,473,882 related to finance leases.
Finance Leases
The Company leases vehicles under a non-cancelable finance lease agreements with a liability of $8,643,832 and $8,646,803 as of June 30, 2023 and December 31, 2022, respectively. This includes accumulated depreciation expense of $9,553,571 and $7,096,966 as of June 30, 2023 and December 31, 2022, respectively.
Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $826,180 and $662,495 for the three months ended June 30, 2023 and 2022, respectively.
Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $1,627,263 and $1,518,276 for the six months ended June 30, 2023 and 2022, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Gain on lease remeasurement
In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases which resulted in a gain of $1.4 million recorded as gains from lease accounting on the unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.
Lease Payments
The table below presents lease payments for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of total lease payment:	2023	2022	2023	2022

Finance lease payment	$766,492	$851,307	$1,510,522	$1,473,882
Short-term lease payment	—	—	—	—
Total lease payments	$766,492	$851,307	$1,510,522	$1,473,882
Lease Position as of June 30, 2023
Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Assets
Lease right-of-use assets	$8,963,759	$9,039,663
Total lease assets	$8,963,759	$9,039,663

Liabilities
Current liabilities:
Lease liability - current portion	$2,717,546	$2,732,639
Noncurrent liabilities:
Lease liability, net of current portion	5,926,286	5,914,164
Total lease liability	$8,643,832	$8,646,803
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2023:

Weighted average remaining lease term (in years) - finance leases	3.57
Weighted average discount rate - finance leases	5.95%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the finance leases at June 30, 2023 are as follows:

Finance Leases
2023, remaining	$1,695,729
2024	2,840,410
2025	2,561,843
2026	1,779,618
2027	664,614
Total future minimum lease payments	9,542,214
Less effects of discounting	(898,382)
Present value of future minimum lease payments	$8,643,832

15. Other (expense)/income

The Company recognized $(587,389) and $4,619,765 of Other (expenses)/income for the three months ended June 30, 2023 and June 30, 2022, respectively.

The Company recognized $266,538 and $4,337,816 of Other income for the six months ended June 30, 2023 and June 30, 2022, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other (expense) income:	2023	2022	2023	2022
Interest income (expense), net	$521,872	$98,276	$1,331,044	$(37,330)
Gain on remeasurement of warrant liabilities	—	3,027,766	—	2,969,017
(Loss)/gain on initial equity method investments	(90,573)	89,810	(205,859)	6,469
Loss on disposal of fixed assets	(98,630)	—	(153,469)	—
Gain on remeasurement of finance leases	—	1,388,273	—	1,388,273
ABC Litigation	(1,000,000)	—	(1,000,000)	—
Other income	79,942	15,640	294,822	11,387
Total other (expense) income	$(587,389)	$4,619,765	$266,538	$4,337,816

For the three months ended June 30, 2023, the Company recognized other income of $79,942, net of $6,410 from realized foreign exchange gain offset by rental income of $0.

For the three months ended June 30, 2022, the Company recognized other income of $15,640, net of $1,145 from realized foreign exchange gain offset by rental income of $14,495.

For the six months ended June 30, 2023, the Company recognized other income of $294,822, net of $5,773 from realized foreign exchange gain offset by rental income of $8,496.

For the six months ended June 30, 2022, the Company recognized other income of $11,387, net of $19,660 from realized foreign exchange loss offset by rental income of $31,047.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Ely D. Tendler Strategic & Legal Services PLLC provides legal services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by the General Counsel and Director of the Company, and therefore is a related party. The Company made legal payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $126,600 and $234,255 for the three months ended June 30, 2023 and 2022, respectively, and $470,270 and $443,408 for the six months ended June 30, 2023 and 2022, respectively.
Included in accounts payable were $80,000 and $86,555 due to related parties as of June 30, 2023 and December 31, 2022, respectively.
17. Income Taxes
As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income tax benefit (provision) for the three months ended June 30, 2023 and 2022 were $355,054 and $(321,660), respectively, and $2,484,924 and $(761,839) for the six months ended June 30, 2023 and 2022, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of non-taxable and non-deductible income and expense items.
18. 401(K) Plan
The Company has established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of June 30, 2023.
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

As of June 30, 2023 and December 31, 2022, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement of various class-based claims, both actual and potential, under California state law, as described in detail below
Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. Al. v. Ambulnz Health, LLC (the “Consolidated Complaint”), another lawsuit filed in the Los Angeles Superior Court. On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1,000,000 payment by the defendant parties, inclusive of administrative costs and fees. On September 9, 2022, the Court preliminarily approved the proposed settlement, which was paid in July 2023.
20. Risk and Uncertainties
COVID-19 Risks, Impacts and Uncertainties
The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises of non-emergency medical transportation, the Company initially saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There were two areas in which the Company initially experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing, emergency medical technicians (“EMT”) and paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health segment. As COVID-19 testing activity slowed to account for a minor portion of the Company’s revenues, RRT expanded its services beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures.
The Company’s current business plan assumes increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.

21. Subsequent Events

In July 2023, the Company paid the settlement for the Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. case for the amount of $1,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements."
Unless the context requires otherwise, references to “DocGo,” “we,” “us,” “our” and the “Company” refer to the business and operations of DocGo Inc. and its consolidated subsidiaries. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in DocGo’s unaudited Condensed Consolidated Financial Statements or in the associated notes. Certain other amounts that appear in this section may similarly not sum due to rounding.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause actual results to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning possible or assumed future actions, business strategies, plans, goals, future events, future revenues or performance, financing needs, business trends, results of operations, objectives and intentions with respect to future operations, services and products, including our transition to non-COVID related services, geographic expansion, our normalization initiative, new and existing contracts, M&A activity, workforce growth, leadership transition, cash position, share repurchase program, impacts of financial institution instability or the prospect of a shutdown of the U.S. federal government, our competitive position and opportunities, including our ability to realize the benefits from our operating model, and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

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

The Company derives revenue primarily from two operating segments: Mobile Health Services and Transportation Services.

    ●    Mobile Health Services: The services offered by this segment include services performed at home and offices, COVID-19 testing, and event services which include on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as other services, such as shelter.

    ●    Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third-party payors and healthcare facilities.

In addition, beginning with the first quarter of 2023, the Company began reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of goods sold continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing for a clearer analysis of year-over-year performance. See Note 11, “Business Segment Information” to the unaudited Condensed Consolidated Financial Statements for additional information regarding DocGo’s segments and “Operating Expenses” below.
For the three months ended June 30, 2023, the Company recorded net income of $1.3 million, compared to net income of $11.8 million in the three months ended June 30, 2022.
For the six months ended June 30, 2023, the Company recorded a net loss of $2.6 million, compared to net income of $21.1 million in the six months ended June 30, 2022.
COVID-19
The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises of non-emergency medical transportation, the Company initially saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or had a significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There were two areas in which the Company initially experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing, emergency medical technicians (“EMT”) and paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health segment. As COVID-19 testing activity slowed to account for a minor portion of the Company’s revenues, RRT expanded its services beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures.
The Company’s current business plan assumes increased demand for mobile health services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to obtain or maintain operating licenses; the success of our acquisition strategy; conditions in the healthcare transportation and mobile health services markets; our competitive environment; overall macroeconomic and geopolitical conditions, including rising interest rates, the inflationary environment, the potential recessionary environment, regional conflict and tensions and financial institution instability and the prospect of a shutdown of the U.S. federal government; availability of healthcare professionals; changes in the cost of labor; and production schedules of our suppliers. Some of these important factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on DocGo’s ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond DocGo’s control.
Operating Licenses
DocGo has historically pursued a strategy of applying for ambulance operating licenses in the states, counties and cities, identified for future new market entry. The approval of a new operating license may take an extended period of time. DocGo aims to reduce this risk through its acquisition strategy by identifying businesses and/or underlying licenses in these new markets that may be for sale.
Acquisitions
Historically, DocGo has pursued an acquisition strategy to obtain ambulance operating licenses from small operators or to obtain enhanced capabilities to offer Mobile Health services. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. During the six months ended June 30, 2023, the Company completed two acquisitions, for a purchase price of $32.8 million.

DocGo did not complete any acquisitions during the six months ended June 30, 2022.
Healthcare Services Market
The transportation services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. During the initial stages of the pandemic, DocGo experienced a decrease in transportation volumes as a result of fewer elective surgeries. However, demand recovered in 2021, and since the first half of 2022, the Company has seen increased demand and trip volumes in nearly all of its Transportation services markets, as the Company expanded its customer base.
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
Trip Volumes and Average Trip Price
A “trip” is defined as an instance where the Company completes the transportation of a patient to a specific destination, for which we are able to charge a fee. This metric does not include instances where a trip is ordered and subsequently either canceled (by the customer) or declined (by the Company). As trip volume represents the most basic unit of transportation service provided by the Company, the Company believes it is a good measure of the level of demand for the Company’s Transportation Services and is used by management to monitor and manage the scale of the business.
The average trip price is calculated by dividing the aggregate revenue from completed transports (“trips”) by the total number of transports and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services.
Revenues generated from programs under which DocGo is paid a fixed hourly or daily rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above. We expect these fixed rate, “leased hour” programs to account for an increasing proportion of the Transportation segment’s revenues in the future.
Our Ability to Control Expenses
We pay close attention to the management of our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We employ our proprietary technology to drive improvements in productivity per transport and per shift. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our locations. This involves managing the mix of company-employed labor and subcontracted labor as well as full-time and part-time employees.

Inflation

Since 2021, the inflation rate in the US, as measured by the Consumer Price Index (“CPI”), has generally trended higher. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate moderated in the first half of 2023, reaching an annualized level of 3.0% in June, it remains above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes to date in 2023, raising its benchmark rate (the “federal funds rate”) to the current level of 5.25%-5.50% as of the date of the filing of this Quarterly Report on Form 10-Q. Looking to the remainder of 2023, we anticipate a continued moderation of the inflation rate when compared to the levels seen in 2022, as a result of these recent interest rate hikes and additional potential rate hikes, but expect inflation to remain above the levels seen in the previous 10 years. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
Investing in R&D and Enhancing Our Customer Experience
Our performance is dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We intend to develop and introduce innovative new software services, integrate with third-party products and services, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.
Regulatory Environment
DocGo is subject to federal, state and local regulations, including healthcare and emergency medical services laws and regulations and tax laws and regulations. The Company’s current business plan assumes no material change in these laws and regulations. In the event that any such change occurs, compliance with new laws and regulations may significantly affect the Company’s operations and cost of doing business.
Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenue and cost of goods sold are contained within the Mobile Health Services and Transportation Services. Accordingly, revenues and cost of goods sold are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on results of its operations. Accordingly, other income and expenses not included in results from operations are only included in the discussion of consolidated results of operations.
Revenue
The Company’s revenue consists of services provided by its Mobile Health Services segment and its Transportation Services segment.
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
Sales, Advertising and Marketing Expenses
Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows, and promotional materials. We expect our sales and marketing expenses to continue to increase over time as we increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness. As the Company expands its sales efforts to include the direct-to-consumer channel, marketing expenses are likely to increase as a percentage of revenues, given the marketing-intensive nature of that sales channel.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change $	Change %
$ in Millions	2023	2022

Revenue, net	$125.5	$109.5	$16.0	15%

Cost of revenues	83.6	70.2	13.4	19%
Operating expenses:
General and administrative	30.8	24.6	6.2	25%
Depreciation and amortization	3.8	2.0	1.8	88%
Legal and regulatory	2.4	3.1	(0.7)	(21%)
Technology and development	2.6	1.1	1.5	133%
Sales, advertising and marketing	0.7	1.0	(0.3)	(31%)
Total expenses	123.9	102.0	21.9	22%
Income (loss) from operations	1.6	7.5	(5.9)

Other income (expenses):
Interest income (expense), net	0.5	0.1	0.4	431%
Gain on remeasurement of warrant liabilities	—	3.0	(3.0)
(Loss) gain on initial equity method investments	(0.1)	0.1	(0.2)
Gain on remeasurement of finance leases	—	1.4	(1.4)
(Loss) gain on disposal of fixed assets	(0.1)	—	(0.1)
Other (expense) income	(0.9)	—	(0.9)
Total other (expense) income	(0.6)	4.6	(5.2)

Net income (loss) before income tax benefit (expense)	1.0	12.1	(11.1)
Income tax benefit (provision)	0.3	(0.3)	0.6
Net income (loss)	1.3	11.8	(10.4)
Net income (loss) attributable to noncontrolling interests	3.3	(1.0)	4.4	447%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(2.0)	$12.8	$(14.8)

Consolidated
For the three months ended June 30, 2023, total revenues were $125.5 million, and increased by $16.0 million, or 15%, from the three months ended June 30, 2022.
Mobile Health
For the three months ended June 30, 2023, Mobile Health revenue totaled $80.1 million, and decreased by $7.3 million, or 8.2%, as compared with the three months ended June 30, 2022. The decrease in revenues was due to a significant decline in COVID-19 related testing services and related revenues when compared to the prior year period. The Company estimates that revenues from mass COVID-19 testing programs amounted to approximately $1.0 million in the second quarter of 2023, compared to approximately $28.0 million in second quarter of 2022. The decline in COVID-19 testing revenue was mostly offset by the expansion of the services offered by the Mobile Health segment. This expansion has accelerated through 2022 and into the first half of 2023 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.
Transportation Services
For the three months ended June 30, 2023, Transportation Services revenue totaled $45.4 million and increased by $23.2 million, or 104.5%, as compared with the three months ended June 30, 2022. The increase in transportation services revenue reflected higher trip volumes and average trip prices. Volumes increased by approximately 32%, from 47,673 trips for the three months ended June 30, 2022, to 62,907 trips for the three months ended June 30, 2023. The increase in trip volumes was due to a combination of growth in the customer base in certain core markets, entry into new markets in 2022 and acquisitions made during the second half of 2022. Our average trip price increased from $360 in the three months ended June 30, 2022, to $390 in the three months ended June 30, 2023. The increase in the average trip price in 2023 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports.
Cost of Revenue
For the three months ended June 30, 2023, total cost of revenue (exclusive of depreciation and amortization) increased by 19%, as compared to the three months ended June 30, 2022, while revenue increased by approximately 15%. Cost of revenue as a percentage of revenue increased to 66.6% in the three months ended June 30, 2023 from 64.1% in the three months ended June 30, 2022.
In absolute dollar terms, total cost of revenue in the three months ended June 30, 2023 increased by $13.4 million, compared to the same period in 2022. This was primarily attributable to a $10.5 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health segments and higher average hourly wages; a $6.7 million increase in subcontracted labor costs, primarily driven by new projects in both segments which required more personnel than the Company was able to initially provide through its existing staff; a $0.7 increase in medical and related supplies; and a $1.1 million net increase in other cost of revenue categories. These items were partially offset by a $3.4 million decrease in lab fees related to COVID-19 testing activity, reflecting significantly reduced testing activity than in the prior-year period; a $1.9 million decline in travel costs, as there were fewer field personnel and other clinicians who traveled out of their home regions to provide Mobile Health services; and a $0.3 decline in vehicle costs, as the Company exited certain rental agreements.
For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2023 amounted to $52.1 million, down slightly from $52.5 million in the three months ended June 30, 2022. Cost of revenues as a percentage of revenues increased to 65.1% from 60.1% in the prior year period, due to the decrease in COVID-testing revenues and significantly higher compensation expenses, reflecting headcount growth; and increased subcontracted labor costs, which outweighed the impact of reduced lab fees.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2023 amounted to $31.5 million, up 78% from $17.7 million in the three months ended June 30, 2022. Cost of revenues as a percentage of revenues decreased to 69.3% from 79.8% in the prior year quarter, reflecting the impact of higher per-trip prices, increased number of standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.
Operating Expenses
For the three months ended June 30, 2023, the Company recorded $40.3 million of operating expenses compared to $31.8 million for the three months ended June 30, 2022, an increase of 27%. As a percentage of revenue, operating expenses increased from 29.0% in the second quarter of 2022 to 32.1% in the second quarter of 2023. The increase of $8.4 million related primarily to a $5.6 million increase in total compensation due to investments in and expansion of corporate overhead to support revenue growth, partially driven by higher stock compensation expense; a $1.8 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed in the second half of 2022 and the first quarter of 2023; a $1.7 million increase in insurance costs, reflecting higher headcount and expanded operations; a $1.5 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; and a $0.9 million increase in rent and utilities, relating to the Company’s ongoing geographic expansion. These increased expenses were partially offset by a $2.4 million decline in professional fees; a $0.4 million decline in subcontracted labor; and $0.3 million in net declines spread across a variety of other operating expense categories. The Company anticipates that operating expenses will decline as a percentage of revenue from the levels seen in the first two quarters of 2023.
For the Mobile Health segment, operating expenses in the three months ended June 30, 2023 were $9.9 million, up from $4.6 million in the three months ended June 30, 2022. Operating expenses as a percentage of revenues increased to 12.3% in the second quarter of 2023, from 5.3% in the second quarter of 2022, reflecting significant expenditures that have been made in recent quarters in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.
For the Transportation Services segment, operating expenses in the three months ended June 30, 2023 were $14.6 million, compared to $9.9 million in the three months ended June 30, 2022. Operating expenses as a percentage of revenues decreased to 32.1% for the three months ended June 30, 2023 from 44.5% in the three months ended June 30, 2022, reflecting the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities which comprise either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended June 30, 2023 were $15.9 million, compared to $17.4 million in the three months ended June 30, 2022. Corporate expenses amounted to approximately 12.6% of total consolidated revenues in the second quarter of 2023, compared to 15.9% in the second quarter of 2022.
Interest Income/(Expense), Net

For the three months ended June 30, 2023, the Company recorded $0.5 million of net interest income compared to $0.1 million of net interest income in the three months ended June 30, 2022. This was due to a significantly higher amount of interest earned in the three months ended June 30, 2023, due to higher rates of interest earned on balances in the Company's interest-bearing accounts, which reflected significantly higher market interest rates.
Gain/(loss) on Remeasurement of Warrant Liabilities

During the three months ended June 30, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as all warrants were redeemed during the third quarter of 2022. During the three months ended June 30, 2022, the Company recorded a gain of approximately $3.0 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this gain reflected the decrease in DocGo’s stock price relative to the beginning of the first quarter of 2022.
Gain/(Loss) on Equity Method Investment

During the three months ended June 30, 2023, the Company recorded a loss on equity method investments of $90,573 representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended June 30, 2022, the Company recorded a gain on equity method investments of $89,810.
Gain on remeasurement of Finance Leases
During the three months ended June 30, 2023, there were no gains or losses recorded relating to remeasurement of finance leases. During the three months ended June 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases.
Gain/(loss) on Disposal of Fixed Assets

During the three months ended June 30, 2023, the Company recorded a loss on the disposal of fixed assets of $98,630. No such gain or loss was recorded during the three months ended June 30, 2022.
Income Tax (Expense)/Benefit
During the three months ended June 30, 2023, the Company recorded an income tax benefit of $0.4 million, compared to an income tax expense of $0.3 million in the three months ended June 30, 2022.
Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2023, the Company had net income attributable to noncontrolling interests of approximately $3.3 million, compared to a net loss attributable to noncontrolling interest of $1.0 million for the three months ended June 30, 2022, which reflected improved performance in the Company’s joint venture markets in the three months ended June 30, 2023.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change $	Change %
$ in Millions	2023	2022

Revenue, net	$238.5	$227.4	$11.1	4.9%

Cost of revenues	164.8	148.2	16.6	11.2%
Operating expenses:
General and administrative	60.0	48.5	11.5	23.8%
Depreciation and amortization	7.5	4.2	3.3	78.8%
Legal and regulatory	6.0	4.4	1.6	37.1%
Technology and development	4.4	2.3	2.1	92.1%
Sales, advertising and marketing	1.0	2.3	(1.3)	(56.0%)
Total expenses	243.8	209.9	33.7	16.1%
Income (loss) from operations	(5.3)	17.5	(22.7)

Other income (expenses):
Interest income (expense), net	1.3	—	1.3	100.0%
Gain on remeasurement of warrant liabilities	—	3.0	(3.0)
(Loss) gain on initial equity method investments	(0.2)	—	(0.2)
Gain on remeasurement of finance leases	—	1.4	(1.4)
(Loss) gain on disposal of fixed assets	(0.2)	—	(0.2)
Other (expense) income	(0.7)	—	(0.7)
Total other (expense) income	0.2	4.4	(4.2)	(94.0%)

Net income (loss) before income tax benefit (expense)	(5.1)	21.9	(27.0)
Income tax benefit (provision)	2.5	(0.8)	3.3
Net income (loss)	(2.6)	21.1	(23.7)
Net income (loss) attributable to noncontrolling interests	2.9	(2.2)	5.1	229.7%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(5.5)	$23.3	$(28.7)
Consolidated
For the six months ended June 30, 2023, total revenues were $238.5 million, an increase of $11.1 million, or 4.9%, from the total revenues recorded in the six months ended June 30, 2022.
Mobile Health
For the six months ended June 30, 2023, Mobile Health revenue totaled $153.0 million, a decrease of $24.4 million, or 14%, as compared with the six months ended June 30, 2022. The decrease in revenues was due to a significant decline in COVID-19 related mass testing services and related revenues when compared to the prior year period. The Company estimates that revenues from mass COVID-19 testing programs amounted to approximately $2.0 million in the first six months of 2023, compared to approximately $66.0 million in the first six months of 2022. The decline in COVID-19 testing revenue was partially offset by the expansion of the services offered by the Mobile Health segment. This expansion accelerated through 2022 and into the first half of 2023 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.
Transportation Services
For the six months ended June 30, 2023, Transportation Services revenue totaled $85.5 million, an increase of $35.5 million, or 71.0%, as compared with the six months ended June 30, 2022. This increase was due to a rise in both transportation trip volumes and the average price per trip. Volumes increased by approximately 26%, from 95,783 trips for the six months ended June 30, 2022, to 121,083 trips for the six months ended June 30, 2023. The increase in trip volumes was due to a combination of growth in the customer base in certain core markets, entry into new markets in 2022 and acquisitions made during the second half of 2022. Our average trip price increased from $356 in the six months ended June 30, 2022, to $402 in the six months ended June 30, 2023. The increase in the average trip price in 2023 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports.
Cost of Revenue
For the six months ended June 30, 2023, total cost of revenue (exclusive of depreciation and amortization) increased by 11.2% as compared to the six months ended June 30, 2022, while revenue increased by approximately 4.9%. Cost of revenue as a percentage of revenue increased to 69.1% in the first six months of 2023 from 65.2% in the first six months of 2022.
In absolute dollar terms, total cost of revenue in the six months ended June 30, 2023 increased by $16.6 million from the prior year period. This was primarily attributable to a $26.1 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health segments; a $4.5 million increase in subcontracted labor, driven mostly by the Mobile Health segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources; and a $1.0 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet. These items were partially offset by an $6.8 million decrease in lab fees related to COVID-19 testing activity and a $7.5 million decline in supplies, both reflecting the significant decline in COVID-19 testing activity in the first half of 2023 compared to the first half of 2022; and a $0.7 million net decline in expenses across a variety of other cost of revenue categories.
For the Mobile Health segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2023 amounted to $104.9 million, down $4.1 million, or 3.8% from the six months ended June 30, 2022. Cost of revenues as a percentage of revenues increased to 68.5%, from 61.4% in the six months ended June 30, 2023, due to the decline in COVID-testing revenues and significantly higher compensation expenses, reflecting headcount growth, and subcontracted labor costs, which outweighed the impact of reduced lab fees and supplies costs.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2023 amounted to $59.9 million, up 53% from $39.2 million in the six months ended June 30, 2022. Cost of revenues as a percentage of revenues decreased to 70.2% in the first six months of 2023 from 78.4% in the prior year period, reflecting the impact of higher per-trip prices, increased number of standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.
Operating Expenses
For the six months ended June 30, 2023, the Company recorded $78.9 million of operating expenses compared to $61.7 million for the six months ended June 30, 2022, an increase of 28%. As a percentage of revenue, operating expenses increased from 27.1% in the first six months of 2022 to 33.1% in the first six months 2023. The increase of $17.2 million related primarily to a $13.0 million increase in total compensation, which includes costs for both direct and subcontracted staff, due to investments in and expansion of corporate infrastructure to support the revenue growth, as well as stock-based compensation expense; a $3.2 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization, as well as recently acquired companies; a $2.7 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $2.2 million increase in insurance costs, reflecting higher headcount and expanded operations; and a $1.7 million increase in rent and utilities, relating to the Company’s ongoing geographic expansion. These increased expenses were partially offset by a $2.8 million decline in bad debt expense, as allowances for doubtful accounts were adjusted to better reflect the aging and collection history of the Company’s accounts receivable; a $0.8 million decline in commissions, in the absence of certain per-test and per-vaccination commissions that were paid in relation to certain mass COVID-19 testing and vaccination projects in the first half of 2022; and a $2.0 million decline across various operating expense categories, including professional fees and travel and entertainment. We anticipate that operating costs over the remainder of 2023, as a percentage of total revenue, will decline from the levels seen in the first half of 2023.
For the Mobile Health segment, operating expenses in the six months ended June 30, 2023 were $17.2 million, up 16% from $14.8 million in the six months ended June 30, 2022. Operating expenses as a percentage of revenues increased to 11.2% from 8.4% in the first six months of 2022, reflecting significant expenditures that have been made in recent quarters in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering, as described above.
For the Transportation Services segment, operating expenses in the six months ended June 30, 2023 were $25.2 million, up 35% from $18.7 million in the six months ended June 30, 2022. Operating expenses as a percentage of revenues decreased to 29.4% for the six months ended June 30, 2023, from 37.3% for the six months ended June 30, 2022, reflecting the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities which comprise either the Mobile Health Services or Transportation Services segments, operating expenses in the six months ended June 30, 2023 were $36.6 million, compared to $28.1 million in the six months ended June 30, 2022. The increase was driven by higher headcount, as the Company built out its corporate infrastructure, as well as significantly higher stock compensation expenses. As a percentage of total consolidated revenues, Corporate expenses amounted to approximately 15.4% of revenues in the first half of 2023, compared to 12.4% in the first half of 2022.
Interest Income/(Expense), Net
For the six months ended June 30, 2023, the Company recorded $1.3 million of net interest income compared to $37,330 million of net interest expense in the six months ended June 30, 2022. This was due to a significantly higher amount of interest earned in the six months ended June 30, 2023, due to higher rates of interest earned on balances in the Company's interest-bearing accounts, which reflected significantly higher market interest rates.
Gain/(loss) on Remeasurement of Warrant Liabilities

During the six months ended June 30, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as all warrants were redeemed during the third quarter of 2022. During the six months ended June 30, 2022, the Company recorded a gain of approximately $3.0 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this gain reflected the decrease in DocGo’s stock price relative to the beginning of 2022.
Gain/(Loss) on Equity Method Investment

During the six months ended June 30, 2023, the Company recorded a loss of $205,859 on equity method investments, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the six months ended June 30, 2022, the Company recorded a gain of $6,469 on equity method investments, representing its share of the losses incurred by an entity in which the Company has a minority interest.
Gain/(loss) from Remeasurement of Finance Leases

During the six months ended June 30, 2023, the Company did not record a gain or loss relating to a change in estimated remaining liabilities under the terms of its leases. During the six months ended June 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases.
Gain/(loss) on Disposal of Fixed Assets
During the six months ended June 30, 2023, the Company recorded a loss of $153,469 on the disposal of fixed assets. During the six months ended June 30, 2022, no gain or loss was recorded on the disposal of fixed assets.
Income Tax (Expense)/Benefit

During the six months ended June 30, 2023, the Company recorded an income tax benefit of $2.5 million, compared to an income tax expense of $0.8 million in the six months ended June 30, 2022. The income tax benefit reflects a pretax loss recorded during the six months ended June 30, 2023, compared to pretax income in the prior year period. The income tax benefit in the current year period includes income as well as state income taxes in jurisdictions the Company entered during the past year and current period.
Net Loss Attributable to Noncontrolling Interest

For the six months ended June 30, 2023, the Company had net income attributable to noncontrolling interest of approximately $2.9 million, compared to a net loss attributable to noncontrolling interest of $2.2 million for the six months ended June 30, 2022. The income compared to the prior year period loss reflected improved performance in the Company’s joint venture markets in the three months ended June 30, 2023.
Liquidity and Capital Resources
Since inception, DocGo has completed three equity financing transactions as its principal source of liquidity. Generally, the Company has utilized equity raised to finance operations, investments in assets, ambulance operating licenses and to fund accounts receivable. The Company has also funded these activities through operating cash flows. In November 2021, upon the completion of the merger between Motion Acquisition Corp. ("Motion") and Ambulnz, Inc. ("Ambulnz"), the Company received proceeds of approximately $158.1 million, net of transaction expenses. However, even when the Company generates positive net income, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund these working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. Future capital requirements depend on many factors, including potential acquisitions, DocGo’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements may also be affected by factors outside of the Company’s control, such as interest rates, rising inflation, financial institution instability or failure and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings.

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

Considering the foregoing, DocGo anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and the available line of credit (as discussed in Note 9, “Line of Credit” to the unaudited Condensed Consolidated Financial Statements) will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources
Working Capital as of June 30, 2023 and June 30, 2022

	As of June 30,		Change $	Change %
$ in Millions	2023	2022
Working capital
Current assets	$234.4	$275.7	$(41.3)	(15%)
Current liabilities	91.8	57.9	33.9	58%
Total working capital	$142.6	$217.8	$(75.2)	(35%)

As of June 30, 2023, available cash totaled $109.2 million, which represented a decrease of $89.0 million as compared to June 30, 2022, as acquisitions made during the second half of 2022 and in the first half of 2023 outweighed cash flow from operations. As of June 30, 2023, working capital amounted to $142.6 million, which represented a decrease of $75.2 million as compared to June 30, 2022, primarily reflecting the decreased cash balance. Increased accounts receivable in the six months ended June 30, 2023, which reflected the growth of the business and a shift towards higher credit quality customers, who have longer payment terms, were outweighed by the increase in current liabilities in the first half of 2023, which reflected the growth of the business and amounts due to the seller and contingent consideration resulting from acquisitions.
Cash Flows
Six months ended June 30, 2023 and 2022

	As of June 30,		Change $	Change %
$ in Millions	2023	2022
Cash flow summary
Net cash used in operating activities	$(12.4)	$30.2	$(42.6)	(141%)
Net cash used in investing activities	(25.4)	(2.0)	(23.4)	(1171%)
Net cash used in financing activities	(3.2)	1.1	(4.3)	(390%)
Effect of exchange rate changes	0.7	—	0.7	100%
Net decrease in cash	$(40.3)	$29.3	$(69.6)	(238%)
Operating Activities
During the six months ended June 30, 2023, operating activities used $12.4 million of cash, due in part to a net loss of $2.6 million. Non-cash charges amounted to $19.4 million and included $4.7 million in depreciation of property and equipment and right-of-use assets, $2.8 million from amortization of intangible assets, $1.0 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $11.8 million of stock compensation expense, a $0.2 million loss on the disposal of assets and a loss of $0.2 million from an investment that is accounted for under the equity method. These were partially offset by a non-cash gain of $1.3 million from a deferred tax asset. Changes in assets and liabilities resulted in approximately $29.2 million in negative operating cash flow, as a $15.4 million increase in accounts receivable, driven by an increased amount of business with municipalities, who tend to have longer payment cycles; a $14.9 million decrease in accounts payable, and a $0.2 million decrease in prepaid expenses outweighed a $1.2 million increase in accrued liabilities.
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

Investing Activities
During the six months ended June 30, 2023, investing activities used $25.4 million of cash and consisted of the acquisition of property and equipment totaling approximately $3.6 million, the acquisition of intangibles in the amount of $1.9 million and $20.2 million from the acquisition of businesses, partially offset by $0.3 in cash from the disposal of property and equipment.
During the six months ended June 30, 2022, investing activities used $2.0 million of cash and consisted of the acquisition of property and equipment totaling approximately $1.0 million and the acquisition of intangibles in the amount of $1.0 million to support the ongoing growth of the business.
Financing Activities
During the six months ended June 30, 2023, financing used $3.2 million of cash, primarily due to a $2.6 million decrease in amounts due to seller, relating to payments made for acquisitions that were completed in the second half of 2022 and early 2023; $1.5 million in payments on obligations under the terms of finance leases, and $0.2 million in repayments of notes payable. These were partially offset by $1.1 million in proceeds from the exercise of stock options.
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
Future minimum annual maturities of notes payable as of the six months ended June 30, 2023 are as follows (in $ millions):

Notes Payable
2023, remaining	$0.3
2024	0.6
2025	0.6
2026	0.5
2027	0.3
Thereafter	0.1
Total maturities	2.3
Current portion of notes payable	(0.7)
Long-term portion of notes payable	$1.6
Future minimum lease payments under finance leases as of the six months ended June 30, 2023 are as follows (in $ millions):

Finance Leases
2023, remaining	$1.7
2024	2.8
2025	2.6
2026	1.8
2027	0.7
Total future minimum lease payments	9.5
Less effects of discounting	(0.9)
Present value of future minimum lease payments	$8.6

Future minimum lease payments under operating leases as of the six months ended June 30, 2023 are as follows (in $ millions):

Operating Leases
2023, remaining	$1.5
2024	2.8
2025	2.8
2026	2.0
2027	1.8
Total future minimum lease payments	10.8
Less effects of discounting	(1.2)
Present value of future minimum lease payments	$9.6
Critical Accounting Estimates
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
The Company holds a variable interest in Mobile Medical Healthcare P.C. (“MD1”, formerly known as "MD1 Medical Care P.C."), which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a VIE since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of the VIE and appropriately consolidates MD1.
Net income for the VIE was $120,217 for the six months ended June 30, 2023. The VIE’s total assets, all of which were current assets apart from a fixed asset amounting to $5,237, amounted to $773,458 as of June 30, 2023. Total liabilities, all of which were current for the VIE, was $361,516 as of June 30, 2023. The VIE’s total stockholders’ equity was $411,941 as of June 30, 2023.
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
Revenue Recognition
On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), as amended.
To determine revenue recognition for contractual arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when (or as) the relevant performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will be able to collect the consideration it is entitled to in exchange for the goods or services the Company provides to the customer.
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
Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our notes payable bear fixed interest rates. We do not enter into investments for trading or speculative purposes. Additionally, the Company has not made any draws under the facility and as of June 30, 2023, there is no amount outstanding.
We operate our business primarily within the United States and currently execute majority of our transactions in U.S. dollars. The foreign exchange gain amounted to $649,436 to the Company in the second quarter of 2023, compared to $4,571 in the second quarter of 2022. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.
Concentrations of Risk and Significant Clients
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits.
The Company had one customer that accounted for approximately 36% of sales and 36% of net accounts receivable for the three months ended June 30, 2023 and one customer accounted for approximately 41% of sales and 36% of net accounts receivable, for the six months ended June 30, 2023.
The Company had one customer that accounted for approximately 29% of sales and 15% of net accounts receivable and another customer that accounted for 14% of sales and 12% of net accounts receivables for the three months ended June 30, 2022. The Company had one customer that accounted for approximately 30% of sales and 15% of net accounts receivable, and another customer that accounted for 17% of sales and 12% of net accounts receivable for the six months ended June 30, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 5, 2023, the Company purchased the remaining interest in Ambulnz-FMC North America, LLC (“FMC NA”) for $7,000,000. In connection with the transaction, the Company issued $3,000,000 worth of DocGo common stock, being 360,145 shares, in a private placement transaction. The remaining $4,000,000 will be paid in cash. As a result of this transaction, the Company now owns 100% of FMC NA.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. Under the terms of the agreement, the Company issued and sold the shares of DocGo common stock in a private placement to one accredited investor, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company relied on this exemption from registration based in part as the accredited investor was aware of the terms of the transaction, the securities issued contained restrictive legends regarding resale and transfer, and the transaction was not publicly solicited or advertised.
Share Repurchases
On May 24, 2022, the Company was authorized to purchase up to $40 million of the Company’s common stock under a share repurchase program (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its common stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the first six months of 2023. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any common stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c)Trading Plans
In the second quarter of 2023, the following trading plans that are required to be disclosed under Item 408(a) of Regulation S-K were adopted or terminated:

Name	Title	Date Plan Adopted / Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Anthony Capone	Chief Executive Officer	Adopted May 15, 2023	September 1, 2023 to August 1, 2024	Sell 24,000	Yes
Lee Bienstock	President & Chief Operating Officer	Adopted May 17, 2023	August 16, 2023 to July 19, 2024	Sell 20,000	Yes
Andre Oberholzer	Treasurer & EVP of Capital Markets and Strategy	Adopted June 5, 2023	September 4, 2023 to January 31, 2024	Sell 550,000	Yes
Ely Tendler	Director, General Counsel & Secretary	Adopted May 23, 2023	August 22, 2023 to December 31, 2023	Sell 30,000	Yes
Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.1 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws of DocGo Inc. (incorporated by reference to Exhibit 3.2 of DocGo’s Form 8-K, filed with the SEC on November 12, 2021).
10.1*	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Employee Form)
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: August 8, 2023	By:	/s/ Anthony Capone
Anthony Capone
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer