Form 10-Q/A
period 2023-06-30
DocGo Inc.
filed 2023-08-10
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) of DocGo Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission on August 8, 2023 (the “Original Form 10-Q”), and is being filed solely to correct the broken hyperlinks for Exhibits 32.1 and 32.2, which were otherwise properly furnished with the Original Form 10-Q. The incorrect hyperlinks for Exhibits 32.1 and 32.2 were the result of an inadvertent administrative error.

No other changes have been made to the text of Exhibits 32.1 and 32.2 furnished with the Original Form 10-Q or to any other part of the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-Q/A.

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
10.1
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.1 of DocGo’s Original Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 8, 2023)

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1**
Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of DocGo’s Original Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 8, 2023)

32.2**
Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of DocGo’s Original Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 8, 2023)

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and, for the Original Form 10-Q, contained in Exhibit 101).
* Filed herewith.
** Furnished with the Original Form 10-Q.
*** Filed with the Original Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: August 9, 2023	By:	/s/ Anthony Capone
Anthony Capone
Chief Executive Officer

Date: August 9, 2023	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer