Form 10-Q
period 2023-09-30
DocGo Inc.
filed 2023-11-06
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, 103,896,329 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

DocGo Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$52,922,517	$157,335,323
Accounts receivable, net of allowance of $4,778,401 and $7,818,702 as of September 30, 2023 and December 31, 2022, respectively	207,324,368	102,995,397
Assets held for sale	—	4,480,344
Prepaid expenses and other current assets	6,899,412	6,269,841
Total current assets	267,146,297	271,080,905

Property and equipment, net	21,852,663	21,258,175
Intangibles, net	38,586,498	22,969,246
Goodwill	47,594,304	38,900,413
Restricted cash	14,333,421	6,773,751
Operating lease right-of-use assets	9,420,525	9,074,277
Finance lease right-of-use assets	8,566,308	9,039,663
Equity method investments	447,125	597,977
Deferred tax assets	8,908,731	9,957,967
Other assets	2,928,270	3,625,254
Total assets	$419,784,142	$393,277,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,951,261	$21,582,866
Accrued liabilities	58,883,665	31,573,031
Notes payable, current	696,053	664,913
Due to seller	12,995,455	26,244,133
Contingent consideration	26,238,486	10,555,540
Operating lease liability, current	2,561,165	2,325,024
Liabilities held for sale	—	4,480,344
Finance lease liability, current	2,733,332	2,732,639
Total current liabilities	113,059,417	100,158,490

Notes payable, non-current	2,044,938	1,236,601
Operating lease liability, non-current	7,196,596	7,040,982
Finance lease liability, non-current	5,930,776	5,914,164
Total liabilities	128,231,727	114,350,237

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 103,874,539 and 102,411,162 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10,387	10,241
Additional paid-in-capital	315,745,338	301,451,435
Accumulated deficit	(28,964,781)	(28,972,216)
Accumulated other comprehensive income	808,171	741,206
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	287,599,115	273,230,666
Noncontrolling interests	3,953,300	5,696,725
Total stockholders’ equity	291,552,415	278,927,391
Total liabilities and stockholders’ equity	$419,784,142	$393,277,628
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues, net	$186,552,910	$104,319,894	$425,042,373	$331,730,750
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	131,502,046	71,254,838	296,346,420	219,418,873
Operating expenses:
General and administrative	33,619,962	22,186,036	93,637,516	70,684,270
Depreciation and amortization	4,336,267	3,014,864	11,816,657	7,253,656
Legal and regulatory	3,545,820	2,200,964	9,588,997	6,610,223
Technology and development	3,235,301	1,373,146	7,673,269	3,663,299
Sales, advertising and marketing	1,605,559	90,856	2,598,192	2,348,917
Total expenses	177,844,955	100,120,704	421,661,051	309,979,238
Income from operations	8,707,955	4,199,190	3,381,322	21,751,512

Other income (expenses):
Interest income, net	346,376	334,221	1,677,420	296,891
(Loss) gain on remeasurement of warrant liabilities	—	(1,831,947)	—	1,137,070
Change in fair value of contingent liability	159,974	—	159,974	—
(Loss) gain on equity method investments	(95,503)	93,371	(301,362)	99,840
Gain on remeasurement of finance leases	4,834	—	4,834	1,388,273
(Loss) gain on disposal of fixed assets	(9,983)	42,667	(163,452)	42,667
Other income (expense)	43,353	30,900	(661,825)	42,288
Total other income (expense)	449,051	(1,330,788)	715,589	3,007,029

Net income before income tax provision	9,157,006	2,868,402	4,096,911	24,758,541
Income tax (provision)	(4,526,767)	(401,916)	(2,041,843)	(1,163,755)
Net income	4,630,239	2,466,486	2,055,068	23,594,786
Net (loss) income attributable to noncontrolling interests	(134,682)	(687,944)	2,767,084	(2,924,992)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	4,764,921	3,154,430	(712,016)	26,519,778
Other comprehensive income
Foreign currency translation adjustment	(582,471)	248,283	66,965	252,854
Total comprehensive income	$4,182,450	$3,402,713	$(645,051)	$26,772,632

Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.05	$0.03	$(0.01)	$0.26
Weighted-average shares outstanding - Basic	103,874,845	98,960,538	103,351,345	100,725,697

Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.05	$0.03	$(0.01)	$0.24
Weighted-average shares outstanding - Diluted	104,993,729	107,403,135	103,351,345	109,168,293
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	100,133,953	$10,013	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Exercise of stock options	195,152	195	374,149	—	—	—	374,344
Stock-based compensation	—	—	1,422,937	—	—	—	1,422,937
Equity cost	—	—	(19,570)	—	—	—	(19,570)
Noncontrolling interest contribution	—	—	—	—	—	2,063,000	2,063,000
Foreign currency translation	—	—	—	—	(5,863)	—	(5,863)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,257,257)	(1,257,257)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	10,629,694	—	—	10,629,694
Balance - March 31, 2022	100,329,105	$10,208	$284,938,732	$(52,927,020)	$(38,364)	$8,280,753	$240,264,309
Common stock repurchased	(70,000)	(70)	(497,829)	—	—	—	(497,899)
Exercise of stock options	417,927	418	778,648	—	—	—	779,066
Stock-based compensation	—	—	1,999,619	—	—	—	1,999,619
UK Ltd. restricted stock	8,258	8	82,297	—	—	—	82,305
Net loss attributable to noncontrolling interests	—	—	—	—	—	(979,791)	(979,791)
Foreign currency translation	—	—	—	—	10,434	—	10,434
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	12,735,653	—	—	12,735,653
Balance - June 30, 2022	100,685,290	$10,564	$287,301,467	$(40,191,367)	$(27,930)	$7,300,962	$254,393,696
Exercise of stock options	378,941	38	728,465	—	—	—	728,503
Cashless exercise of options	354,276	35	(354)	—	—	—	(319)
Stock-based compensation	—	—	1,015,660	—	—	—	1,015,660
UK Ltd. restricted stock	—	—	95,543	—	—	—	95,543
Share warrants conversion	1,406,371	141	12,381,432	—	—	—	12,381,573
Net loss attributable to noncontrolling interests	—	—	—	—	—	(687,944)	(687,944)
Foreign currency translation	—	—	—	—	(248,283)	—	(248,283)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	3,154,430	—	—	3,154,430
Balance - September 30, 2022	102,824,878	$10,778	$301,522,213	$(37,036,937)	$(276,213)	$6,613,018	$270,832,859

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Exercise of stock options	96,101	10	249,705	—	—	—	249,715
UK Ltd. restricted stock	—	—	167,175	—	—	—	167,175
Stock-based compensation	424,911	42	8,181,549	—	—	—	8,181,591
Health liquidation	—	—	—	70,284	—	—	70,284
Net loss attributable to noncontrolling interests	—	—	—	—	—	(453,120)	(453,120)
Foreign currency translation	—	—	—	—	243,658	—	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(3,465,670)	—	—	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024
Acquisition of CRMS	117,330	12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145	36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	260,410	26	706,379	—	—	—	706,405
Stock-based compensation	334,791	33	3,827,314	—	—	—	3,827,347
Shares withheld for taxes	(242,758)	(24)	(2,049,313)	—	—	—	(2,049,337)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,354,886	3,354,886
Foreign currency translation	—	—	—	—	405,778	—	405,778
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(2,011,267)	—	—	(2,011,267)
Balance - June 30, 2023	103,762,092	$10,376	$312,101,281	$(33,729,702)	$1,390,642	$4,087,982	$283,860,579
Exercise of stock options	88,837	8	425,995	—	—	—	426,003
Cashless exercise of options	6,374	1	(1)	—	—	—	—
Stock-based compensation	30,650	3	3,335,707	—	—	—	3,335,710
Shares withheld for taxes	(13,414)	(1)	(117,644)	—	—	—	(117,645)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(134,682)	(134,682)
Foreign currency translation	—	—	—	—	(582,471)	—	(582,471)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	4,764,921	—	—	4,764,921
Balance - September 30, 2023	103,874,539	$10,387	$315,745,338	$(28,964,781)	$808,171	$3,953,300	$291,552,415
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,055,068	$23,594,786
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,697,717	2,592,244
Amortization of intangible assets	4,295,958	2,269,423
Amortization of finance lease right-of-use assets	2,822,982	2,391,989
Loss (gain) on disposal of assets	163,452	(42,667)
Deferred tax asset	1,049,236	—
Loss (gain) on equity method investments	301,362	(99,840)
Bad debt expense	(311,441)	2,702,979
Stock-based compensation	15,161,847	4,616,056
Gain on remeasurement of finance leases	(4,834)	(1,388,273)
Loss on liquidation of business	70,284	—
Gain on remeasurement of warrant liabilities	—	(1,137,070)
Change in fair value of contingent consideration	(159,974)	—
Changes in operating assets and liabilities:
Accounts receivable	(103,483,997)	2,894,650
Prepaid expenses and other current assets	(336,093)	(282,668)
Other assets	696,984	882,432
Accounts payable	(12,640,920)	(3,983,383)
Accrued liabilities	27,319,258	2,596,887
Net cash (used in) provided by operating activities	(58,303,111)	37,607,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,360,807)	(1,994,161)
Acquisition of intangibles	(2,478,808)	(1,956,434)
Acquisition of businesses	(20,203,464)	(33,843,373)
Equity method investments	(150,510)	—
Proceeds from disposal of property and equipment	274,210	—
Net cash (used in) investing activities	(26,919,379)	(37,793,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	1,000,000
Repayments of notes payable	(529,583)	(585,711)
Due to seller	(8,417,936)	(1,007,800)
Noncontrolling interest contributions	—	2,063,000
Proceeds from exercise of stock options	1,549,298	1,880,568
Payments for taxes related to shares withheld for employee taxes	(2,166,982)	—
Common stock repurchased	—	(497,759)
Equity costs	—	(19,570)
Payments on obligations under finance lease	(2,293,330)	(2,146,857)

Net cash (used in) provided by financing activities	(11,858,533)	685,871

Effect of exchange rate changes on cash and cash equivalents	227,887	(252,854)

Net (decrease) increase in cash and restricted cash	(96,853,136)	246,594
Cash and restricted cash at beginning of period	164,109,074	179,105,730
Cash and restricted cash at end of period	$67,255,938	$179,352,324
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$179,430	$102,203

Cash paid for interest on finance lease liabilities	$394,443	$434,580

Cash paid for income taxes	$4,223,810	$917,445

Right-of-use assets obtained in exchange for lease liabilities	$2,407,938	$4,094,731

Fixed assets acquired in exchange for notes payable	$1,369,060	$819,231

Acquisition of remaining FMC NA through due to seller and issuance of stock	$7,000,000	$—

Acquisition of CRMS through issuance of stock	$1,000,000	$—

Receivable exchanged for trade credits	$1,500,000	$—

Reconciliation of cash and restricted cash
Cash	$52,922,517	$169,598,749

Restricted cash	14,333,421	9,753,575

Total cash and restricted cash shown in statement of cash flows	$67,255,938	$179,352,324
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations
Background

On November 5, 2021 (the “Closing Date”), DocGo Inc., a Delaware corporation, then known as Motion Acquisition Corp. (collectively with its subsidiaries, the “Company”), consummated a business combination pursuant to that certain Agreement and Plan of Merger, dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Motion Acquisition Corp. to DocGo Inc.
As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021, Merger Sub merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation (the “Merger”). As a result of the Merger, Ambulnz became a wholly owned subsidiary of the Company and each share of Series A preferred stock of Ambulnz, no par value (“Ambulnz Preferred Stock”), Class A common stock of Ambulnz, no par value (“Ambulnz Class A Common Stock”), and Class B common stock of Ambulnz, no par value (“Ambulnz Class B Common Stock,” and together with Ambulnz Class A Common Stock, “Ambulnz Common Stock”) was cancelled and converted into the right to receive a portion of the merger consideration issuable as common stock of the Company, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.
In connection with the Business Combination, the Company raised $158,000,000 of net proceeds. This amount consisted of (i) $43,400,000 of cash held in the Company’s trust account established in connection with its initial public offering, net of the Company’s transaction costs and underwriters’ fees of $9,600,000, and (ii) $114,600,000 of cash from the sale of shares of Common Stock to certain investors at a price of $10.00 per share in a private placement that closed concurrently with the Business Combination (the “PIPE Financing”), net of $10,400,000 in transaction costs in connection with the PIPE Financing. These transaction costs consisted of banking, legal, and other professional fees, which were recorded as a reduction to additional paid-in capital.
The Business
The Company is a healthcare transportation and mobile health services company that uses proprietary dispatch and communication technology to provide quality healthcare transportation and healthcare services in major metropolitan cities in the United States (“U.S.”) and the United Kingdom (“U.K.”).
Ambulnz was originally formed in Delaware on June 17, 2015 as Ambulnz, LLC, a limited liability company. On November 1, 2017, with an effective date of January 1, 2017, Ambulnz converted its legal structure from a limited liability company to a C-corporation and changed its name to Ambulnz, Inc. Ambulnz is the sole owner of Ambulnz Holdings, LLC (“Holdings”), which was formed in the state of Delaware on August 5, 2015 as a limited liability company. Holdings is the owner of multiple operating entities incorporated in various states in the U.S. as well as within England and Wales, U.K.
The Company derives revenue from two operating segments: Mobile Health Services and Transportation Services. Mobile Health Services include services performed at homes and offices, COVID-19 testing and vaccinations, and event services such as on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter. Transportation Services encompasses both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
The Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz. The shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz was determined to be the accounting acquirer in the transaction, and as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) and was accounted for using the acquisition method of accounting.
The Company holds a variable interest in Mobile Medical Healthcare P.C., formerly known as MD1 Medical Care P.C. (“MD1”), which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, if it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of MD1 and therefore appropriately consolidates MD1 as a VIE.
Net income for MD1 was $16,839 for the nine months ended September 30, 2023. MD1’s total assets, all of which were current assets apart from other assets amounting to $15,248, amounted to $635,777 as of September 30, 2023. Total liabilities, all of which were current for MD1, were $469,066 as of September 30, 2023. MD1’s total stockholders’ equity was $166,711 as of September 30, 2023.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The unaudited Condensed

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended September 30, 2023 and 2022 were $(582,471) and $248,283, respectively, and $66,965 and $252,854 for the nine months ended September 30, 2023 and 2022, respectively.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for doubtful accounts, stock-based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductibles, income taxes, and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations could be adversely affected.
Self-Insurance Reserves
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
Major Customers
The Company had one customer that accounted for approximately 33% of sales and 36% of net accounts receivable and another customer that accounted for 32% of sales and 28% of net accounts receivable for the three months ended September 30, 2023. One customer accounted for approximately 37% of sales and 28% of net accounts receivable and another customer accounted for approximately 17% of sales and 36% of net accounts receivable for the nine months ended September 30, 2023.
The Company had one customer that accounted for approximately 35% of sales and 35% of net accounts receivable for the three months ended September 30, 2022. The Company had one customer that accounted for 33% of sales and 35% of net accounts receivable, and another customer that accounted for 11% of sales and 0.1% of net accounts receivable for the nine months ended September 30, 2022.
Major Vendor

The Company had one vendor that accounted for approximately 20% and 13% of total cost for the three months ended September 30, 2023 and 2022, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The Company had one vendor that accounted for approximately 13% and 11% of total cost for the nine months ended September 30, 2023 and 2022, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.
Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which the Company has total annual gross revenue of $1.235 billion; (ii) the last day of the Company’s fiscal year following the fifth anniversary of the Company’s initial offering, or December 31, 2025; (iii) the date on which the Company issues more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Common Stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of the extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $5,434,110 and $8,125,966 with foreign financial institutions on September 30, 2023 and December 31, 2022, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company utilizes a combination of insurance and self-insurance programs, including a wholly owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, automobile liability, general liability and professional liability. Liabilities associated with the risks that are retained by the Company within its high deductible limits are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors and other actuarial assumptions. The Company has commercial insurance in place for catastrophic claims above its deductible limits.
ARM Insurance, Inc., a Vermont-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiaries premiums to insure the retained workers’ compensation, automobile liability, general liability and professional liability exposures. Pursuant to Vermont insurance regulations, ARM Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insurance exposures.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and December 31, 2022. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Balance Sheets in the period of the change.

During the year ended December 31, 2022, the Company recorded $4,000,000 in contingent consideration in connection with the acquisition by Holdings of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), to be paid based on the completion of certain performance obligations over a 24-month period. The Company recorded a change in fair value of contingent consideration in the amount of $159,974 for the three and nine months ended September 30, 2023. As of September 30, 2023, there was a remaining contingent liability balance of $3,840,026 (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The estimated contingent consideration amount for Exceptional was $1,080,000 as of December 31, 2022 and September 30, 2023 (see Note 4).

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

During the year ended December 31, 2022, the Company also recorded $2,475,540 estimated contingent consideration in connection with the acquisition by Holdings of Location Medical Services, LLC (“LMS”) to be paid upon LMS meeting certain performance conditions in 2023. The outstanding balance as of September 30, 2023 increased to $2,496,270 as a result of foreign exchange fluctuations (see Note 4).

In connection with the acquisition by Holdings of Government Medical Services, LLC (“GMS”), the Company recorded an amount of $3,000,000 in contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the closing date of such acquisition. As of September 30, 2023, there was a remaining contingent liability balance of $3,000,000 (see Note 4).

In connection with the acquisition by Holdings of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. As of September 30, 2023, there was a remaining contingent liability balance of $15,822,190 (see Note 4).

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
In 2022, the Company reassigned all the assets at Ambulnz Health, LLC (“Health”) to Assets held for sale as a result of an assignment for the benefit of creditors (“ABC”). The Company also recognized a non-cash charge of $2,921,958 for its Goodwill impairment for the year ended December 31, 2022 in the Consolidated Statements of Operations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization, as indicated by its publicly quoted share price, below its net book value.
Line of Credit
The costs associated with the Company’s line of credit are deferred and recognized over the term of the line of credit as interest expense.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Related Party Transactions
The Company defines related parties as affiliates of the Company, entities for which investments are accounted for by the equity method, trusts for the benefit of employees, principal owners (beneficial owners of more than 10% of the voting interest), management, members of immediate families of principal owners or management, and other parties with which the Company may deal with if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the three and nine months ended September 30, 2023 and 2022, see Note 16.
Revenue Recognition
On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”).
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
The Company generates revenues from the provision of (1) Transportation Services and (2) Mobile Health Services. Since the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient, which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable, which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.
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
ii.Mobile Health Services: These services include services performed at homes and offices, COVID-19 testing and vaccinations, and event services such as on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter.
The Company concluded that Transportation Services and any related support activities are a single performance obligation under ASC 606. The transaction price is determined by the fixed rate usage-based fees or fixed fees which are agreed upon in the Company’s executed contracts. For Mobile Health Services, the performance of the services and any related support activities are a single performance obligation under ASC 606. Mobile Health Services are typically billed based on a fixed rate (i.e., time and materials separately or combined) fee structure taking into consideration staff and materials utilized.
As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Transportation Services and Mobile Health Services is same day to five days with payments generally due within 30 days. For large municipal customers in the Mobile Health Services segment, invoices are generally produced on a monthly basis, in arrears, and are generally due within 30-60 days of when they are submitted to the customer. For

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Transportation Services, the Company estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company’s Transportation Services and Mobile Health Services each represent a single performance obligation. Therefore, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. The Company monitors and evaluates all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.
For Transportation Services, since the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, the Company satisfies performance obligations at the same time. For Transportation Services, where the customer pays fixed rate usage-based fees, the actual usage in the period represents the best measure of progress. For Mobile Health Services, the customer also generally simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled. Therefore, the Company satisfies performance obligations at the same time. For certain Mobile Health Services that have a fixed fee arrangement and are provided over time, revenue is recognized over time as the services are provided to the customer.
In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Primary Geographical Markets
United States	$174,076,595	$101,337,899	$385,589,261	$322,706,143
United Kingdom	12,476,315	2,981,995	39,453,112	9,024,607
Total revenue	$186,552,910	$104,319,894	$425,042,373	$331,730,750

Major Segments/Service Lines
Transportation Services	$47,212,443	$27,670,109	$132,690,538	$77,657,852
Mobile Health Services	139,340,467	76,649,785	292,351,835	254,072,898
Total revenue	$186,552,910	$104,319,894	$425,042,373	$331,730,750
Stock-Based Compensation
The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Earnings per Share
Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock during the reporting periods. Potential dilutive Common Stock equivalents consist of the incremental shares of Common Stock issuable upon exercise of warrants and the incremental shares issuable upon conversion of stock options. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to stockholders of DocGo Inc. and Subsidiaries:	4,764,921	3,154,430	(712,016)	26,519,778
Weighted-average shares - basic	103,874,845	98,960,538	103,351,345	100,725,697
Effect of dilutive options	1,118,884	8,442,597	1,118,884	8,442,597
Weighted-average shares - dilutive	104,993,729	107,403,135	103,351,345	109,168,293
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	0.05	0.03	(0.01)	0.26
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.05	0.03	(0.01)	0.24
Anti-dilutive employee share-based awards excluded	10,191,301	—	10,191,301	—
Equity Method Investment

The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s judgment regarding its level of influence over an equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.
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

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the three months ended September 30, 2023, the Company made an additional investment amounting to $150,509. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “(Loss) gain on equity method investments” on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of December 31, 2022 and September 30, 2023, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “(Loss) gain on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Leases
The Company categorizes leases at its inception as either operating or finance leases based on the criteria in ASC 842, Leases (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach, and has established a right-of-use asset and a current and non-current lease liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the right-of-use asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as short-term leases.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Recently Issued Accounting Standards Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 only affects entities that have already adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
3. Property and Equipment, Net
Property and equipment, net as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Transportation equipment	$23,327,391	$20,773,862
Medical equipment	6,864,138	5,177,520
Office equipment and furniture	3,507,597	2,686,065
Leasehold improvements	656,662	579,658
Buildings	527,283	527,283
Land	37,800	37,800
	$34,920,871	$29,782,188
Less: Accumulated depreciation	(13,068,208)	(8,524,013)
Property and equipment, net	$21,852,663	$21,258,175
During the nine months ended September 30, 2023, the Company disposed of assets with a cost of $591,184 and accumulated depreciation of $154,443 for proceeds of $274,210. The Company recorded a loss on disposal of assets of $163,452.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded depreciation expense of $1,625,070 and $1,150,806 for the three months ended September 30, 2023 and 2022, respectively.
The Company recorded depreciation expense of $4,697,717 and $2,592,244 for the nine months ended September 30, 2023 and 2022, respectively.
4. Acquisition of Businesses
Government Medical Services, LLC
On July 6, 2022, Holdings acquired 100% of the outstanding shares of common stock of GMS, a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the closing date of the acquisition, or July 6, 2023. Acquisition costs are included in general and administrative expenses and totaled $1,001,883 for the twelve months ended December 31, 2022. As of September 30, 2023, there was a remaining contingent liability balance of $3,000,000.
Exceptional Medical Transportation, LLC
On July 13, 2022, Holdings acquired 100% of the outstanding shares of common stock of Exceptional, a provider of medical transportation services, in exchange for an aggregate purchase price of $13,708,333, consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24-month period following the closing date of the acquisition. The Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The estimated contingent consideration amount payable for Exceptional was $1,080,000 as of December 31, 2022 and September 30, 2023. Acquisition costs are included in general and administrative expenses and totaled $56,571 for the twelve months ended December 31, 2022. The Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of September 30, 2023.
Ryan Bros. Fort Atkinson, LLC
On August 9, 2022, Holdings acquired 100% of the outstanding shares of common stock of Ryan Brothers, a provider of medical transportation services, in exchange for an aggregate purchase price of $11,422,252, consisting of $7,422,252 in cash at closing and an estimated $4,000,000 in contingent consideration to be paid out over 24 months, commencing on August 1, 2022, based on performance of certain obligations. Acquisition costs are included in general and administrative expenses and totaled $230,175 for the twelve months ended December 31, 2022. The remaining contingent consideration amounted to $3,840,026 as of September 30, 2023.
Community Ambulance Services Ltd.
On October 12, 2022, Holdings, through its indirect wholly owned subsidiary Ambulnz U.K. Ltd. (“UK Ltd.”), acquired Community Ambulance Service Ltd (“CAS”), a provider of emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services, and diagnostics testing in the U.K. The aggregate purchase price consisted of approximately $5,541,269 in cash. The net assets acquired through the CAS acquisition was $7,134,881 mainly from the vehicles with high fair market value, which directly lead to a gain on bargain purchase amounting to $1,593,612. The Company expects this acquisition to help increase the Company’s presence in the U.K. market and help provide improved access to municipal contracts. Acquisition costs are included in general and administrative expenses and amounted to $171,779 for the twelve months ended December 31, 2022.
Location Medical Services, LLC
On December 9, 2022, Holdings, through UK Ltd., acquired 100% of the outstanding shares of common stock of LMS. The aggregate purchase price consisted of $302,450 in cash consideration. Holdings also agreed to pay LMS an additional $11,279,201 in deferred consideration and an estimated $2,475,540 in contingent consideration upon LMS meeting certain performance conditions in 2023. The Company paid $11,279,201 of deferred consideration to LMS during the nine months ended September 30, 2023. Acquisition costs are included in general and administrative expenses and totaled $4,200 for the twelve months ended December 31, 2022.
Cardiac RMS, LLC

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months following the closing of the transaction for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. Acquisition costs are included in general and administrative expenses and totaled $229,937 for the nine months ended September 30, 2023.
Ambulnz-FMC North America LLC

On April 1, 2023, the Company acquired the remaining outstanding shares of common stock of Ambulnz-FMC North America LLC (“FMC NA”), a prominent healthcare company that focuses on providing vital products and services for patients suffering from kidney diseases and renal failure, from its joint venture with Holdings in exchange for $4,000,000 in cash and $3,000,000 in Common Stock. Acquisition costs are included in general and administrative expenses totaling approximately $35,560 for the nine months ended September 30, 2023.

Healthworx LLC

On May 10, 2023, the Company acquired the remaining outstanding shares of common stock of Healthworx LLC (“Healthworx”), a provider of management, administration and support services to Service Providers focused on medical testing and diagnostic screening, from its joint venture with Rapid Reliable Testing, LLC (“RRT”) in exchange for $1,385,156 in cash.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the preliminary allocation of the assets acquired and liabilities assumed at each acquisition date:

	FMC NA	CRMS	LMS	CAS	Ryan Brothers	Exceptional	GMS	Total

Consideration:
Cash consideration	$4,000,000	$9,000,000	$302,450	$5,541,269	$7,422,252	$6,375,000	$20,338,789	$52,979,760
Stock consideration	3,000,000	1,000,000	—	—	—	—	—	4,000,000
Due to seller	—	—	11,279,201	—	—	6,000,000	—	17,279,201
Amounts held under an escrow account	—	—	—	—	—	1,333,333	—	1,333,333
Contingent liability	—	15,822,190	2,475,540	—	4,000,000	1,080,000	3,000,000	26,377,730
Total consideration	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$1,574,604	$5,404,660	$892,218	$620,548	$299,050	$1,005,453	$9,796,533
Accounts receivable	—	2,033,533	623,635	7,002,325	5,844,494	3,785,490	3,975,160	23,264,637
Other current assets	—	293,478	134,216	1,167,326	136,157	—	30,734	1,761,911
Property, plant and equipment	—	—	519,391	4,548,956	2,125,134	2,450,900	4,092	9,648,473
Intangible assets	—	15,930,000	2,419,600	—	387,550	125,000	10,305,000	29,167,150
Total identifiable assets acquired	—	19,831,615	9,101,502	13,610,825	9,113,883	6,660,440	15,320,439	73,638,704

Accounts payable	—	28,978	40,447	2,036,714	44,911	—	137,239	2,288,289
Due to seller	—	2,448,460	—	—	5,844,494	4,084,540	—	12,377,494
Other current liabilities	—	174,177	1,012,992	4,439,230	286,792	—	562,809	6,476,000
Total liabilities assumed	—	2,651,615	1,053,439	6,475,944	6,176,197	4,084,540	700,048	21,141,783

Noncontrolling interests	2,567,037	—	—	—	—	—	—	2,567,037

Goodwill	—	8,642,190	6,009,128	(1,593,612)	8,484,566	12,212,433	8,718,398	42,473,103
Additional paid-in-capital	4,432,963	—	—	—	—	—	—	4,432,963

Total purchase price	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024

5. ABC and Held for Sale

During the fiscal year 2022, the Company started discussions regarding the potential liquidation process of Health through an ABC, with a targeted timeline for the transaction to be fully closed in December 2022. The conversation involved operations, human resources, external legal counsel, and Amb, LLC, a California limited liability company (the “Assignee”). Due to operational processes, the filing was extended and finalized on February 3, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to the Assignee, who acted as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee was responsible for liquidating the assets. Similar to a bankruptcy case, there was a claims process. Creditors of Health received notice of the ABC and a proof of claim form and were required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.

As of December 31, 2022, Health met the criteria to be classified as held for sale. As such, the Company is required to record Health’s assets and liabilities at the lower of carrying value or fair value less any costs to sell and present the related assets and liabilities as separate line items in the Condensed Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2022 and September 30, 2023:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Pre ABC Adjustment	2022 Adjustments	December 31,	YTD 2023 Adjustments	September 30,
			2022		2023
ASSETS

Current assets:
Cash and cash equivalents	$(190,312)	$190,312	$—	$—	$—
Accounts receivable, net	1,219,927	(1,219,927)	—	—	—
Prepaid expenses and other current assets	22,850	(22,850)	—	—	—
Total current assets	1,052,465	(1,052,465)	—	—	—

Property and equipment, net	1,107,279	(1,107,279)	—	—	—
Intangibles, net	30,697	(30,697)	—	—	—
Goodwill	5,085,689	(5,085,689)	—	—	—
Operating lease right-of-use assets	29,753	(29,753)	—	—	—
Assets held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Other assets	18,053,495	(96,419)	17,957,076	(17,957,076)	—
Total assets	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,122	$(196,122)	$—	$—	$—
Accrued liabilities	63,655,442	(4,250,603)	59,404,839	(59,404,839)	—
Operating lease liability, current	33,619	(33,619)	—	—	—
Liabilities held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Total current liabilities	63,885,183	—	63,885,183	(63,885,183)	—
Total liabilities	$63,885,183	$—	$63,885,183	$(63,885,183)	$—

Stockholders' equity:
Accumulated deficit	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	(38,525,805)	(2,921,958)	(41,447,763)	41,447,763	—
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total liabilities and stockholders’ equity	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—

The intercompany receivables and intercompany payables are eliminated in the Company’s Consolidated Balance Sheet.
6. Goodwill

In connection with the ABC, the Company evaluated its goodwill balances as of December 31, 2022 and determined that there was an impairment of goodwill related to its Health reporting unit. The impairment was primarily due to the ABC filing.

As a result of this impairment, the Company recognized a non-cash charge of $2,921,958 in the year ended December 31, 2022 in the Consolidated Statements of Operations. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and has no impact on its cash flow, liquidity, or compliance with debt covenants.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Additionally, the Company recorded an aggregate of $35,299,136 in goodwill in connection with its acquisitions in the year ended December 31, 2022.

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the additional goodwill. The carrying value of goodwill amounted to $47,594,304 as of September 30, 2023. The changes in the carrying value of goodwill for the period ended September 30, 2023 are as noted in the table below:

Carrying Value
Balance as of December 31, 2022	$38,900,413
Goodwill acquired during the period	8,642,190
Currency translation adjustment	51,701
Balance as of September 30, 2023	$47,594,304

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Intangibles
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$20,461	$(14,195)	$69,089
Computer software	5 years	247,828	—	(233,928)	13,900
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,838,085	(8,680,204)	1,441,939
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	9 years	12,397,954	15,847,527	(2,530,535)	25,714,946
Trademark	8 years	326,646	2,735	(34,311)	295,070
Non-compete agreements	5 years	—	100,000	(10,000)	90,000
Trade credits	5 years	—	1,500,000	—	1,500,000
		$30,180,863	$19,908,808	$(11,503,173)	$38,586,498

	December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$14,155	$(10,116)	$52,707
Computer software	5 years	294,147	(46,319)	(224,886)	22,942
Operating licenses	Indefinite	8,375,514	423,490	—	8,799,004
Internally developed software	4-5 years	6,013,513	2,270,545	(6,378,911)	1,905,147
Material contracts	Indefinite	—	62,550	—	62,550
Customer relationships	8-9 years	—	12,397,954	(594,301)	11,803,653
Trademark	8 years	—	326,646	(3,403)	323,243
		$14,731,842	$15,449,021	$(7,211,617)	$22,969,246
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $4,402. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
The Company recorded amortization expense of $1,515,378 and $990,345 for the three months ended September 30, 2023 and 2022, respectively.
The Company recorded amortization expense of $4,295,958 and $2,269,423 for the nine months ended September 30, 2023 and 2022, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future amortization expense at September 30, 2023 for the next five years and in the aggregate are as follows:

Amortization Expense
2023, remaining	$986,093
2024	3,896,784
2025	3,846,769
2026	3,236,605
2027	3,235,890
Thereafter	12,422,803
Total	$27,624,944
Trade Credit Agreement
During 2022, the Company provided mobile health services to one of its customers for an aggregate of $5,000,000. In June 2023, the Company entered into a Trade Credit Agreement with this customer whereby the customer was expected to provide the Company with $5,000,000 in trade credit on future vendor advertising expenditures. In July 2023, the customer paid $3,500,000 in cash to partially settle the outstanding amount owed to the Company.
The fair value of the trade credits amounted to $1,500,000, which was the remaining amount owed to the Company. As of September 30, 2023, the trade credits have been reclassified from accounts receivable to intangible assets, net on the Condensed Consolidated Balance Sheets. These trade credits are amortized to amortization expense under a usage-model as the credits are used to purchase advertising services. The Company had a remaining balance of $1,500,000 in trade credits as of September 30, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued subcontractors	$24,121,473	$8,101,150
Accrued general expenses	13,595,062	11,436,462
Accrued workers' compensation and other insurance liabilities	10,786,533	3,766,469
Accrued payroll	5,707,651	4,245,838
Accrued bonus	1,893,172	1,500,717
Accrued fuel and maintenance	902,789	253,243
Other current liabilities	798,826	706,528
Accrued legal fees	550,921	344,417
Accrued lab fees	463,008	584,203
Credit card payable	34,941	78,838
FICA/Medicare liability	29,289	555,166
Total accrued liabilities	$58,883,665	$31,573,031
9. Line of Credit

On November 1, 2022, the Company entered into a credit agreement with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90,000,000 (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company's consolidated net leverage ratio. The Revolving Facility matures on the five-year anniversary of the closing date, November 1, 2027. The revolving facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. As of September 30, 2023, the Company had not made any draws under the Revolving Facility, and there were no amounts outstanding. On October 19, 2023, the Company drew down $25,000,000 under the Revolving Facility.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $83,823, inclusive of interest ranging from 2.5% through 11.3%. The loan notes mature at various times through 2028 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	September 30, 2023	December 31, 2022
Equipment and financing loans payable, between 2.5% and 11.3% interest and maturing between June 2023 and August 2028	$2,740,991	$1,901,514
Loan received pursuant to the Payroll Protection Program Term Note	—	—
Total notes payable	2,740,991	1,901,514
Less: current portion of notes payable	$696,053	$664,913
Total non-current portion of notes payable	$2,044,938	$1,236,601
Interest expense was $48,794 and $26,296 for the three month periods ended September 30, 2023 and 2022, respectively.
Interest expense was $110,203 and $69,804 for the nine month periods ended September 30, 2023 and 2022, respectively.
Future minimum annual maturities of notes payable as of September 30, 2023 are as follows:

Notes Payable
2023, remaining	$180,213
2024	672,684
2025	678,695
2026	623,935
2027	428,872
Thereafter	156,592
Total maturities	$2,740,991
Current portion of notes payable	(696,053)
Long-term portion of notes payable	$2,044,938
11. Business Segment Information

The Company conducts business in three operating segments: Transportation Services, Mobile Health Services and Corporate. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. Prior to 2023, the Company reported in two segments, because the Company’s entities have two main revenue streams. Beginning with the first quarter of 2023, the Company began reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of goods sold continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing a clearer analysis of year-over-year performance. The Company’s Chief Executive Officer evaluates the Company’s financial information and resources and assesses the performance of these resources by revenue stream and by operating income or loss performance.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Transportation Services, Mobile Health Services and Corporate segments based primarily on results of operations.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company are as follows:

	Transportation Services	Mobile Health Services	Corporate	Total
Three Months Ended September 30, 2023
Revenues	$47,212,443	$139,340,467	$—	$186,552,910

Income (loss) from operations	503,687	21,109,619	(12,905,351)	8,707,955

Total assets	129,796,548	225,084,373	64,903,221	419,784,142

Depreciation and amortization expense	2,333,426	1,193,187	809,654	4,336,267

Stock compensation	136,472	274,108	2,950,130	3,360,710

Long-lived assets	66,160,925	48,554,087	11,305,286	126,020,298

Capital expenditures	3,016,381	1,692,902	783,422	5,492,705

Three Months Ended September 30, 2022
Revenues	$27,670,109	$76,649,785	$—	$104,319,894

Income (loss) from operations	(3,858,715)	17,962,484	(9,904,579)	4,199,190

Total assets	102,061,123	84,096,109	169,762,978	355,920,210

Depreciation and amortization expense	1,688,219	550,034	776,611	3,014,864

Stock compensation	152,163	80,351	878,689	1,111,203

Long-lived assets	66,116,505	21,431,704	2,817,517	90,365,726

Capital expenditures	4,839,972	11,504,148	1,009,414	17,353,534

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Transportation Services	Mobile Health Services	Corporate	Total
Nine Months Ended September 30, 2023
Revenues	$132,690,538	$292,351,835	$—	$425,042,373

Income (loss) from operations	853,164	52,081,169	(49,553,011)	3,381,322

Total assets	129,796,548	225,084,373	64,903,221	419,784,142

Depreciation and amortization expense	6,137,364	3,111,497	2,567,796	11,816,657

Stock compensation	612,077	573,930	13,975,840	15,161,847

Long-lived assets	66,160,925	48,554,087	11,305,286	126,020,298

Capital expenditures	16,460,730	28,109,057	3,159,172	47,728,959

Nine Months Ended September 30, 2022
Revenues	$77,657,852	$254,072,898	$—	$331,730,750

Income (loss) from operations	(11,737,903)	71,540,872	(38,051,457)	21,751,512

Total assets	102,061,123	84,096,109	169,762,978	355,920,210

Depreciation and amortization expense	4,127,322	980,677	2,145,657	7,253,656

Stock compensation	827,946	486,231	3,219,582	4,533,759

Long-lived assets	66,116,505	21,431,704	2,817,517	90,365,726

Capital expenditures	3,317,127	10,884,649	5,908,513	20,110,289
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Geographic Information
The table below shows long-lived assets by geographic location.

	September 30, 2023	September 30, 2022
Primary Geographical Markets
United States	107,033,650	87,161,204
United Kingdom	18,986,648	3,204,522
Total Long-Lived Assets	126,020,298	90,365,726
Revenues by geographic location are included in Note 2.
12. Equity
Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors (the “Board of Directors”) authorized a share repurchase program to purchase up to $40,000,000 of Common Stock (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its Common Stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the nine months ended September 30, 2023. The Program does not oblige the Company to acquire any specific number of shares and will expire on November 24, 2023. Under the Program, shares may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any Common Stock repurchases under the Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
13. Stock-Based Compensation
Stock Options
The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2033 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of September 30, 2023, approximately 2.9 million employee stock options had vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the consummation of the Business Combination, management took the average of several publicly traded companies that were representative of the Company’s size and industry in order to estimate its expected stock volatility. The expected term of the options represented the period of time the instruments were expected to be outstanding. The Company based the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield was zero based on the fact that the Company had not historically paid and does not intend to pay a dividend in the foreseeable future.
The following assumptions were used to compute the fair value of the stock option grants during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.10 - 4.87	0.07 - 2.80
Expected term (in years)	6.25	4
Volatility	52% - 62%	60% - 64%
Dividend yield	0%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the Company’s stock option activity under the Company’s 2021 Stock Incentive Plan for the nine months ended September 30, 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2022	11,571,308	$7.11	9.05	$39,389,063
Granted/vested during the year	1,115,874	8.92	—	—
Exercised during the year	(493,984)	3.63	—	—
Cancelled during the year	(551,665)	7.66	—	—
Balance as of September 30, 2023	11,641,533	7.42	8.47	49,268,644
Options vested and exercisable as of September 30, 2023	2,937,143	$6.36	7.65	3,060,026
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the nine months ended September 30, 2023 and the year ended December 31, 2022 was $8.92 and $7.04, respectively. On September 30, 2023 and December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $30,994,529 and $41,666,564, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.85 years.
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
Activity under RSUs during the nine months ended September 30, 2023 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2022	305,587	$8.35
Granted	253,796	8.39
Vested	(156,276)	8.90
Forfeited	—	—
Balance as of September 30, 2023	403,107	8.16
Vested and unissued as of September 30, 2023	212,518	8.25
Non-vested as of September 30, 2023	403,107	8.16
The total grant-date fair value of RSUs granted during the nine months ended September 30, 2023 was $2,130,040.
The Company recorded stock-based compensation expense related to RSUs of $25,000 and $1,416,338 for the three and nine months ended September 30, 2023, respectively,
As of September 30, 2023, the Company had $3,290,875 in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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
Certain leases for property and transportation equipment contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the right-of-use asset and lease obligations for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and whether the optional period and payments should be included in the calculation of the associated right-of-use asset and lease obligation. In making such judgment, the Company considers all relevant economic factors that would require whether to exercise or not exercise the option.
The Company’s lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates, which were used to discount its real estate lease liabilities. The Company used estimated borrowing rates of 6% on January 1, 2019 for all leases that commenced prior to that date for office spaces and transportation equipment.
Lease Cost
The table below comprises operating lease expenses for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of total lease cost:	2023	2022	2023	2022

Operating lease expense	$697,050	$626,188	$2,319,282	$1,517,541
Short-term lease expense	452,538	334,619	1,156,886	863,316
Total lease cost - operating leases	$1,149,588	$960,807	$3,476,168	$2,380,857
Lease Position as of September 30, 2023
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Assets
Lease right-of-use assets	$9,420,525	$9,074,277
Total lease assets	$9,420,525	$9,074,277

Liabilities
Current liabilities:
Lease liability - current portion	$2,561,165	$2,325,024
Noncurrent liabilities:
Lease liability, net of current portion	7,196,596	7,040,982
Total lease liability	$9,757,761	$9,366,006

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2023:

Weighted average remaining lease term (in years) - operating leases	4.36
Weighted average discount rate - operating leases	5.76%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of September 30, 2023 are as follows:

Operating Leases
2023, remaining	$813,120
2024	2,987,762
2025	2,982,487
2026	2,183,265
2027	1,090,802
Thereafter	862,023
Total future minimum lease payments	10,919,459
Less effects of discounting	(1,161,698)
Present value of future minimum lease payments	$9,757,761
Operating lease expense was approximately $697,050 and $960,807 for the three months ended September 30, 2023 and 2022, respectively.
Operating lease expense was approximately $2,319,282 and $2,380,857 for the nine months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023, the Company made $697,050 of fixed cash payments related to operating leases and $782,808 related to finance leases.
For the three months ended September 30, 2022, the Company made $626,188 of fixed cash payments related to operating leases and $672,975 related to finance leases.
For the nine months ended September 30, 2023, the Company made $2,319,282 of fixed cash payments related to operating leases and $2,293,330 related to finance leases.
For the nine months ended September 30, 2022, the Company made $1,517,541 of fixed cash payments related to operating leases and $2,146,587 related to finance leases.
Finance Leases
The Company leases vehicles under non-cancelable finance lease agreements with a liability of $8,664,108 and $8,646,803 as of September 30, 2023 and December 31, 2022, respectively. This includes accumulated depreciation expense of $10,701,206 and $7,096,966 as of September 30, 2023 and December 31, 2022, respectively.
Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $1,195,719 and $873,713 for the three months ended September 30, 2023 and 2022, respectively.
Depreciation expense for the vehicles under non-cancelable lease agreements amounted to $2,822,982 and $2,391,989 for the nine months ended September 30, 2023 and 2022, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Gain on lease remeasurement
In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases, which resulted in a gain of $1,400,000 recorded as gains from lease accounting on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income during the three months ended June 30, 2022.
Lease Cost
The table below presents lease payments for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of total lease cost:	2023	2022	2023	2022

Finance lease payment	$782,808	$672,975	$2,293,330	$2,146,857
Short-term lease payment	—	—	—	—
Total lease payments	$782,808	$672,975	$2,293,330	$2,146,857
Lease Position as of September 30, 2023
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Assets
Lease right-of-use assets	$8,566,308	$9,039,663
Total lease assets	$8,566,308	$9,039,663

Liabilities
Current liabilities:
Lease liability - current portion	$2,733,332	$2,732,639
Noncurrent liabilities:
Lease liability, net of current portion	5,930,776	5,914,164
Total lease liability	$8,664,108	$8,646,803
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2023:

Weighted average remaining lease term (in years) - finance leases	3.58
Weighted average discount rate - finance leases	5.96%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of September 30, 2023 are as follows:

Finance Leases
2023, remaining	$867,050
2024	3,018,851
2025	2,740,288
2026	1,969,492
2027	850,883
Thereafter	114,107
Total future minimum lease payments	9,560,671
Less effects of discounting	(896,563)
Present value of future minimum lease payments	$8,664,108

15. Other Income (Expense)

The Company recognized $449,051 and $(1,330,788) of other income (expense) for the three months ended September 30, 2023 and September 30, 2022, respectively, as set forth in the table below.

The Company recognized $715,589 and $3,007,029 of other income for the nine months ended September 30, 2023 and September 30, 2022, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Income (Expense)	2023	2022	2023	2022
Interest income (expense), net	$346,376	$334,221	$1,677,420	$296,891
(Loss) gain on remeasurement of warrant liabilities	—	(1,831,947)	—	1,137,070
Change in fair value of contingent liability	159,974	—	159,974	—
(Loss) gain on equity method investments	(95,503)	93,371	(301,362)	99,840
Gain on remeasurement of finance leases	4,834	—	4,834	1,388,273
(Loss) gain on disposal of fixed assets	(9,983)	42,667	(163,452)	42,667
ABC litigation	—	—	(1,000,000)	—
Other income	43,353	30,900	338,175	42,288
Total other income (expense)	$449,051	$(1,330,788)	$715,589	$3,007,029

For the three months ended September 30, 2023, the Company recognized other income of $43,353, inclusive of $924 from realized foreign exchange gain and rental income of $26.

For the three months ended September 30, 2022, the Company recognized other income of $30,900, inclusive of $777 from realized foreign exchange gain and rental income of $30,123.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

For the nine months ended September 30, 2023, the Company recognized other income of $338,175, inclusive of $6,697 from realized foreign exchange gain and rental income of $8,522.

For the nine months ended September 30, 2022, the Company recognized other income of $42,288, net of $(18,883) from realized foreign exchange loss offset by rental income of $61,171.
16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Ely D. Tendler Strategic & Legal Services PLLC provides legal services for the Company. Ely D. Tendler Strategic & Legal Services PLLC is owned by Ely D. Tendler, the General Counsel and Secretary and a Director of the Company, and therefore is a related party. The Company made legal payments to Ely D. Tendler Strategic & Legal Services PLLC totaling $204,700 and $261,185 for the three months ended September 30, 2023 and 2022, respectively, and $674,970 and $704,593 for the nine months ended September 30, 2023 and 2022, respectively.
Included in accounts payable were $78,800 and $86,555 due to related parties as of September 30, 2023 and December 31, 2022, respectively.
17. Income Taxes
As a result of the Company’s history of net operating losses, the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s income tax (provision) for the three months ended September 30, 2023 and 2022 were $(4,526,767) and $(401,916), respectively, and $(2,041,843) and $(1,163,755) for the nine months ended September 30, 2023 and 2022, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of non-taxable and non-deductible income and expense items.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of September 30, 2023.
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

As of December 31, 2022, the Company recorded a liability of $1,000,000, which represents an amount for an agreed settlement of various class-based claims, both actual and potential, under California state law, as described below.
Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. Al. v. Ambulnz Health, LLC (the “Consolidated Complaint”), another lawsuit filed in the Los Angeles Superior Court. On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1,000,000 payment by the defendant parties, inclusive of administrative costs and fees. On September 9, 2022, the Los Angeles Superior Court preliminarily approved the proposed settlement, which was paid in July 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
20. Risk and Uncertainties
COVID-19 Risks, Impacts and Uncertainties
The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises non-emergency medical transportation, the Company initially saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in the volume of transports completed by the Company (“trips”). In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There were two areas in which the Company initially experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency (“FEMA”) in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing, emergency medical technicians (“EMTs”) and paramedics, the Company formed a new subsidiary, RRT, with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health Services segment. As COVID-19 testing activity slowed to account for a minor portion of the Company’s revenues, RRT expanded its services beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures.
The Company’s current business plan assumes increased demand for Mobile Health Services. Demand for such services was accelerated by the pandemic, but is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
21. Subsequent Events

Transition Services Agreement

On October 11, 2023, the Company and Anthony Capone, who resigned as Chief Executive Officer of the Company on September 15, 2023, entered into a separation and transition services agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Capone will continue to serve as a consultant to the Company until March 15, 2024 (such period, the “Consulting Period”) to advise on matters relating to business continuity and processes and transition his institutional knowledge with respect to operational and other departmental functions.

As compensation for his services during the Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone will receive a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Consulting Period. Mr. Capone will not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants.

Line of Credit

On October 19, 2023, the Company made a draw of $25,000,000 under its Revolving Facility.

Letter of Credit

On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit expires on the one-year anniversary of the closing date, or October 20, 2024, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution.
Legal Proceedings
On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its Chairman, current and former Chief Executive Officers, and current and former Chief

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Financial Officers. The complaint alleges that the Company violated various securities laws, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements."
Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to the business and operations of DocGo Inc. and its consolidated subsidiaries. Certain figures included in this section, such as interest rates and other percentages, have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited Condensed Consolidated Financial Statements or in the accompanying notes. Certain other amounts that appear in this section may similarly not sum due to rounding.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results, or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies; plans; goals; future events; future revenues or performance; financing needs; business trends; results of operations; objectives and intentions with respect to future operations, services and products, including our transition to non-COVID related services; geographic expansion; our margin normalization initiative; new and existing contracts and backlog; M&A activity; workforce growth; leadership transitions; cash position; share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, changes in monetary pressure, financial institution instability or the prospect of a shutdown of the U.S. federal government; potential changes in federal, state or local government policies regarding immigration and asylum seekers; expected impacts of geopolitical instability, including the conflict in Ukraine, conflict in Israel and surrounding areas and rising tensions between China mainland and Taiwan; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber-attacks, or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q, and, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as and to the extent required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Overview
The Company is a healthcare transportation and mobile services company that uses proprietary dispatch and communication technology to help provide quality healthcare transportation and mobile, in-person medical treatment directly to patients in major metropolitan cities in the U.S. and the U.K.

The Company derives revenue primarily from two operating segments:

•Mobile Health Services: The services offered by this segment include services performed at homes and offices, testing and vaccinations, and event services such as on-site healthcare support at sporting events and concerts. There is also an emphasis on providing total care management solutions to large population groups, which include healthcare services as well as ancillary services, such as shelter.

•Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third-party payors and healthcare facilities.
In addition, beginning with the first quarter of 2023, the Company began reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of goods sold continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing for a clearer analysis of year-over-year performance. See Note 11, “Business Segment Information” to the unaudited Condensed Consolidated Financial Statements for additional information regarding the Company’s segments and “Operating Expenses” below.
For the three months ended September 30, 2023, the Company recorded net income of $4.6 million, compared to net income of $2.5 million in the three months ended September 30, 2022.
For the nine months ended September 30, 2023, the Company recorded net income of $2.1 million, compared to net income of $23.6 million in the nine months ended September 30, 2022.
COVID-19
The spread of COVID-19 and the related shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises non-emergency medical transportation, the Company initially saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.

There were two areas in which the Company initially experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with FEMA in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing, EMTs and paramedics, the Company formed a new subsidiary, RRT, with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health Services segment.

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
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to obtain or maintain operating licenses; the success of our acquisition strategy; conditions in the healthcare transportation and mobile health services markets; our competitive environment; overall macroeconomic and geopolitical conditions, including rising interest rates, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; availability of healthcare professionals and other personnel; changes in the cost of labor; and production schedules of our suppliers. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets, to further penetrate existing markets and to successfully bid on contracts, which are subject to a number of uncertainties, many of which are beyond our control.
Operating Licenses
We have historically pursued a strategy of applying for ambulance operating licenses in the states, counties and cities we have identified for future new market entry. The approval of a new operating license may take an extended period of time. We aim to reduce this risk through our acquisition strategy, pursuant to which we identify businesses and/or underlying licenses in these new markets that may be for sale.
Acquisitions
Historically, we have pursued an acquisition strategy to obtain ambulance operating licenses from small operators or to obtain enhanced capabilities to offer Mobile Health Services. Future acquisitions may also include larger companies that may help drive revenue, profitability, cash flow and stockholder value. During the nine months ended September 30, 2023, the Company completed two acquisitions for an aggregate purchase price of $32.8 million.

During the nine months ended September 30, 2022, the Company completed three acquisitions for an aggregate purchase price of $34.1 million, excluding $1.3 million held in escrow.
Healthcare Services Market
The Mobile Health Services market is dependent on several factors, including increased patient acceptance of services that are provided outside of traditional health care facilities, such as in homes, businesses or other designated locations; healthcare coverage of the various Mobile Health Services; and continued desire on the part of government and municipal entities to fund programs to assist currently underserved patient segments via “population health” programs. These programs have increased in number, scale and scope since the beginning of the COVID-19 pandemic. While COVID-19 testing and vaccination programs have been scaled back from their levels at the pandemic’s peak, there have been expansions of these population health programs into other areas, such as the provision of healthcare and related services to recent migrants and asylum seekers.
The Transportation Services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. The Company primarily focuses on the non-emergency medical transport market, which includes services that are provided to patients who need assistance getting to and from medical appointments. Key drivers of this market are the increase in chronic conditions and the number of elective surgeries as well as the ongoing aging of the population, as the older demographics tend to be much more frequent consumers of medical transportation services. The market will also grow if hospitals and other healthcare facilities continue to outsource more of their transportation needs to independent providers, such as the Company.
Overall Economic Conditions in the Markets in Which We Operate
Economic changes both nationally and locally in our markets may impact our financial performance. Unfavorable changes in demographics, health care coverage of Transportation Services and Mobile Health Services, interest rates, or ambulance manufacturing; a weakening of the national economy or of any regional or local economy in which we operate; and other factors beyond our control could adversely affect our business.

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
The average trip price is calculated by dividing the aggregate revenue from the total number of trips by the total number of trips and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services.
Revenues generated from programs under which the Company is paid a fixed hourly or daily rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above. We expect these fixed rate, “leased hour” programs to account for an increasing proportion of the Transportation Services segment’s revenues in the future.
Our Ability to Control Expenses
We pay close attention to the management of our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles. We employ our proprietary technology to help drive improvements in productivity per transport and per shift. We regularly analyze our workforce productivity to help achieve the optimum, cost-efficient labor mix for our locations. This involves managing the mix of company-employed labor and subcontracted labor as well as full-time and part-time employees.
Inflation

Since 2021, the inflation rate in the U.S., as measured by the Consumer Price Index, has generally trended higher. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate moderated in the first nine months of 2023, reaching an annualized level of 3.7% in September, it remains above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes to date in 2023, raising its benchmark rate to the current level of 5.25-5.50% as of the date of the filing of this Quarterly Report on Form 10-Q. Looking to the remainder of 2023, we anticipate a continued moderation of the inflation rate when compared to the levels seen in 2022, as a result of these recent interest rate hikes and additional potential rate hikes, but expect inflation to remain above the levels seen in the previous 10 years. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
Investing in R&D and Enhancing Our Customer Experience
Our performance is dependent on the investments we make in research and development (“R&D”), including our ability to attract and retain highly skilled R&D personnel. We intend to develop and introduce innovative new software services, integrations with third-party products and services, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue may be adversely affected.
Regulatory Environment
The Company is subject to federal, state and local regulations, including healthcare and emergency medical services laws and regulations and tax laws and regulations. The Company’s current business plan assumes no material change in these laws and regulations. In the event that any such change occurs, compliance with new laws and regulations may significantly affect the Company’s operations and cost of doing business.
Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenue and cost of goods sold are contained within the Mobile Health Services and Transportation Services segments. Accordingly, revenues and cost of goods sold are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on its results of operations. Accordingly, other income and expenses not included in results of operations are only included in the discussion of consolidated results of operations.
Revenue
The Company’s revenue consists of services provided by its Mobile Health Services segment and its Transportation Services segment.
Cost of Revenues
Cost of revenues consists primarily of revenue generating wages paid to employees, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel, laboratory fees, facility rent, medical supplies and subcontractors. We expect cost of revenues to continue to rise along with the expected increase in revenue.
Operating Expenses
General and Administrative Expenses
General and administrative expense consists primarily of salaries, bad debt expense, insurance expense, consultant fees, and professional fees for accounting services. We expect our general and administrative expense to increase as we continue to scale our business and grow headcount and as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities, and other administrative and professional services.
Depreciation and Amortization
The Company depreciates its assets using the straight-line method over the estimated useful lives of the respective assets. Amortization of intangibles consists of amortization of definite-lived intangible assets over their respective useful lives.
Legal and Regulatory Expenses
Legal and regulatory expenses include legal fees, consulting fees related to healthcare compliance, claims processing fees and legal settlements.
Technology and Development Expenses
Technology and development expense, net of capitalization consists primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our platform and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels.
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows, and promotional materials. We expect our sales and marketing expenses to continue to increase over time as we increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,				Change $	Change %
$ in Millions	2023		2022

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$186.6	100.0%	$104.3	100.0%	$82.3	78.9%

Cost of revenues	131.5	70.5%	71.3	68.3%	60.2	84.4%
Operating expenses:
General and administrative	$33.6	18.0%	22.1	21.2%	11.4	51.4%
Depreciation and amortization	4.3	2.3%	3.0	2.9%	1.3	43.3%
Legal and regulatory	3.5	1.9%	2.2	2.1%	1.3	59.1%
Technology and development	3.2	1.7%	1.4	1.3%	1.8	128.6%
Sales, advertising and marketing	1.7	0.9%	0.1	0.1%	1.5	1500.0%
Total expenses	177.8	95.3%	100.1	96.0%	77.7	77.6%
Income from operations	8.8	4.7%	4.2	4.0%	4.6

Other income (expenses):
Interest income, net	0.3	0.2%	0.3	0.3%	—	—%
(Loss) on remeasurement of warrant liabilities	—	—%	(1.8)	(1.8)%	1.8
Change in fair value of contingent liability	0.2	0.1%	—	—%	0.2
(Loss) gain on equity method investments	(0.1)	(0.1)%	0.1	0.1%	(0.2)
Gain on remeasurement of finance leases	—	—%	—	—%	—
(Loss) gain on disposal of fixed assets	—	—%	0.1	0.1%	(0.1)
Other income (expense)	—	—%	—	—%	—
Total other income (expense)	0.4	0.2%	(1.3)	(1.3)%	1.7

Net income before income tax provision	9.2	4.9%	2.9	2.7%	6.3
Income tax (provision)	(4.5)	(2.4)%	(0.4)	(0.4)%	-4.1
Net income	4.7	2.5%	2.5	2.4%	2.1
Net (loss) attributable to noncontrolling interests	(0.1)	(0.1)%	(0.7)	(0.7)%	0.6	(85.7)%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$4.8	2.6%	$3.2	3.0%	1.6

Consolidated
For the three months ended September 30, 2023, total revenue was $186.6 million, an increase of $82.3 million, or 78.9%, compared to the three months ended September 30, 2022.
Mobile Health Services
For the three months ended September 30, 2023, Mobile Health Services revenue totaled $139.3 million, an increase of $62.7 million, or 81.8%, compared to the three months ended September 30, 2022. The increase in revenue was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. This expansion accelerated during the nine months ended September 30, 2023 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services.
Transportation Services
For the three months ended September 30, 2023, Transportation Services revenue totaled $47.2 million, an increase of $19.5 million, or 70.6%, compared to the three months ended September 30, 2022. The increase in Transportation Services revenue reflected higher trip volumes and average trip prices. Volumes increased by approximately 9.4%, from 58,751 trips for the three months ended September 30, 2022, to 64,321 trips for the three months ended September 30, 2023. The increase in trip volumes was due to a combination of growth in the Company's customer base in certain core markets and acquisitions made during the first nine months of 2022. Our average trip price increased from $374 in the three months ended September 30, 2022 to $409 in the three months ended September 30, 2023. The increase in the average trip price in 2023 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports.
Cost of Revenues
For the three months ended September 30, 2023, total cost of revenue (exclusive of depreciation and amortization) increased by 84.4% compared to the three months ended September 30, 2022, while revenue increased by approximately 78.8%. Cost of revenue as a percentage of revenue increased to 70.5% in the three months ended September 30, 2023 from 68.3% in the three months ended September 30, 2022.
In absolute dollar terms, total cost of revenue in the three months ended September 30, 2023 increased by $60.2 million compared to the same period in 2022. This increase was primarily attributable to a $6.3 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health Services segments; a $35.7 million increase in subcontracted labor costs, primarily driven by new projects in both segments that required more personnel than the Company was able to initially provide through its existing staff; a $12.3 million increase in medical and related supplies; a $2.3 million increase in travel costs for field personnel and other clinicians who traveled out of their home regions to provide Mobile Health Services; and a $4.6 million net increase in other cost of revenues categories. These items were partially offset by a $1.0 million decline in vehicle costs, as the Company exited certain rental agreements.
For the Mobile Health Services segment, cost of revenue (exclusive of depreciation and amortization) in the three months ended September 30, 2023 amounted to $99.3 million, up 98.6% from $50.0 million in the three months ended September 30, 2022. Cost of revenue as a percentage of revenue increased to 71.2%% from 65.2% in the prior year period, despite a significant increase in revenue, reflecting higher compensation expenses as a result of headcount growth, significantly higher subcontracted labor costs and increased costs for medical supplies.
For the Transportation Services segment, cost of revenue (exclusive of depreciation and amortization) in the three months ended September 30, 2023 amounted to $32.2 million, up 51.2% from $21.3 million in the three months ended September 30, 2022. Cost of revenue as a percentage of revenues decreased to 68.3% from 76.8% in the prior year quarter, reflecting the impact of higher per-trip prices, increased revenues from standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.
Operating Expenses
For the three months ended September 30, 2023, the Company recorded $46.4 million of operating expenses compared to $28.9 million for the three months ended September 30, 2022, an increase of 60.7%. As a percentage of revenue, operating expenses decreased from 27.7% in the third quarter of 2022 to 24.9% in the third quarter of 2023, reflecting the increase in revenues described above. The increase of $17.5 million of operating expenses related primarily to an $8.3 million increase in total compensation due to investments in and expansion of corporate overhead to support revenue growth, partially driven by higher stock compensation expense; a $1.5 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed in the second half of 2022 and the second quarter of 2023; a $1.5 million increase in commissions related to both Mobile Health Services and Transportation Services projects; a $0.8 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; a $0.4 million increase in bad debt expense, reflecting the growth of the business and related increase in accounts receivable; and a net $4.9 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to decline as a percentage of revenue from the levels seen in the first three quarters of 2023.

For the Mobile Health Services segment, operating expenses in the three months ended September 30, 2023 were $19.0 million, up from $8.7 million in the three months ended September 30, 2022. Operating expenses as a percentage of revenue increased to 13.4% in the third quarter of 2023, from 11.4% in the third quarter of 2022, reflecting significant expenditures that have been made in recent quarters in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health Services management infrastructure.
For the Transportation Services segment, operating expenses in the three months ended September 30, 2023 were $14.5 million, compared to $10.3 million in the three months ended September 30, 2022. Operating expenses as a percentage of revenue decreased to 30.6% for the three months ended September 30, 2023 from 37.2% in the three months ended September 30, 2022, reflecting the increased revenue in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended September 30, 2023 were $12.9 million, compared to $9.9 million in the three months ended September 30, 2022. Corporate expenses amounted to approximately 6.9% of total consolidated revenues in the third quarter of 2023, compared to 9.5% in the third quarter of 2022, reflecting the significant increase in total consolidated revenues.
Interest Income, Net

For the three months ended September 30, 2023, the Company recorded $0.3 million of interest income, net compared to $0.3 million of interest income, net in the three months ended September 30, 2022. Higher rates of interest were earned on balances in the Company’s interest-bearing accounts in the three months ended September 30, 2023, offsetting the impact of a decline in average cash balances when compared to the three months ended September 30, 2022.
(Loss) on Remeasurement of Warrant Liabilities

During the three months ended September 30, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as all warrants were redeemed during the third quarter of 2022. During the three months ended September 30, 2022, the Company recorded a loss of approximately $1.8 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this loss reflected the increase in the Company’s stock price relative to the beginning of the third quarter of 2022.
Change in Fair Value of Contingent Liability
During the three months ended September 30, 2023, the Company recorded a change in fair value of contingent consideration of $0.2 million. There was no related change in fair value recorded in the three months ended September 30, 2022.
(Loss) Gain on Equity Method Investments

During the three months ended September 30, 2023, the Company recorded a loss on equity method investments of $0.1 million representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended September 30, 2022, the Company recorded a gain on equity method investments of $0.1 million.
Gain on Remeasurement of Finance Leases
During the three months ended September 30, 2023 and 2022, there were no gains or losses recorded relating to remeasurement of finance leases.
(Loss) Gain on Disposal of Fixed Assets

During the three months ended September 30, 2023, the Company recorded a loss on the disposal of fixed assets of $9,983, compared to a gain on the disposal of fixed assets of $42,667 during the three months ended September 30, 2022.
Income Tax (Provision)
During the three months ended September 30, 2023, the Company recorded an income tax provision of $4.5 million, compared to an income tax provision of $0.4 million in the three months ended September 30, 2022. The increased tax expense was due to higher pretax income in the 2023 period.

Net (Loss) Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2023, the Company had net loss attributable to noncontrolling interests of approximately $0.1 million, compared to a net loss attributable to noncontrolling interests of approximately $0.7 million for the three months ended September 30, 2022, which reflected improved performance in the Company’s joint venture markets in the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,				Change $	Change %
$ in Millions	2023		2022

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$425.0	100.0%	$331.7	100.0%	$93.3	28.1%

Cost of revenues	296.3	69.7%	219.4	66.1%	76.9	35.1%
Operating expenses:
General and administrative	93.6	22.0%	70.7	21.3%	22.9	32.4%
Depreciation and amortization	11.8	2.8%	7.3	2.2%	4.5	61.6%
Legal and regulatory	9.6	2.3%	6.6	2.0%	3.0	45.5%
Technology and development	7.7	1.8%	3.7	1.1%	4.0	108.1%
Sales, advertising and marketing	2.6	0.6%	2.3	0.7%	0.3	13.0%
Total expenses	$421.6	99.2%	310.0	93.4%	111.6	36.0%
Income from operations	$3.4	0.8%	$21.8	6.6%	(18.4)

Other income (expenses):
Interest income, net	1.7	0.4%	0.3	0.1%	1.4	466.7%
(Loss) gain on remeasurement of warrant liabilities	—	—%	1.1	0.3%	(1.1)
Change in fair value of contingent liability	0.2	—%	—	0.3%	0.2
(Loss) gain on equity method investments	(0.3)	(0.1)%	0.1	—%	(0.4)
Gain on remeasurement of finance leases	—	—%	1.4	0.4%	(1.4)
(Loss) gain on disposal of fixed assets	(0.2)	—%	0.1	—%	(0.3)
Other income (expense)	(0.7)	(0.2)%	—	—%	(0.7)
Total other income (expense)	0.7	0.2%	3.0	0.9%	(2.3)	(76.7%)

Net income before income tax provision	4.1	1.0%	24.8	7.5%	(20.7)
Income tax (provision)	(2.0)	(0.5)%	(1.2)	—%	(0.8)
Net income	2.1	0.5%	23.6	7.1%	(21.5)
Net income (loss) attributable to noncontrolling interests	2.8	0.7%	(2.9)	(0.9)%	5.7	196.6%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$(0.7)	(0.2)%	$26.5	8.0%	$(27.2)
Consolidated
For the nine months ended September 30, 2023, total revenue was $425.0 million, an increase of $93.3 million, or 28.1%, from the total revenue recorded in the nine months ended September 30, 2022.

Mobile Health Services
For the nine months ended September 30, 2023, Mobile Health Services revenue totaled $292.4 million, an increase of $38.3 million, or 15.1%, compared to the nine months ended September 30, 2022. The increase in revenue was due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. This expansion has accelerated through the first nine months of 2023 as the Company increased its customer base and geographic reach, while extending several large customer contracts and introducing a broader range of services. This outweighed a significant decline in COVID-19 related mass testing services and related revenue when compared to the prior year period. The Company estimates that revenue from mass COVID-19 testing programs amounted to approximately $3.0 million in the first nine months of 2023, compared to approximately $74.0 million in the first nine months of 2022.
Transportation Services
For the nine months ended September 30, 2023, Transportation Services revenue totaled $132.7 million, an increase of $55.0 million, or 70.9% compared to the nine months ended September 30, 2022. This increase was due to an increase in both trip volumes and the average price per trip. Trip volumes increased by approximately 20%, from 154,534 trips for the nine months ended September 30, 2022 to 185,404 trips for the nine months ended September 30, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and acquisitions made during the second half of 2022 and second quarter of 2023. Our average trip price increased from $362 in the nine months ended September 30, 2022 to $405 in the nine months ended September 30, 2023. The increase in the average trip price in 2023 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports.
Cost of Revenues
For the nine months ended September 30, 2023, total cost of revenue (exclusive of depreciation and amortization) increased by 35.1% compared to the nine months ended September 30, 2022, while revenue increased by approximately 28.1%. Cost of revenue as a percentage of revenue increased to 69.7% in the nine months ended September 30, 2023 from 66.1% in the nine months ended September 30, 2022.
In absolute dollar terms, total cost of revenue in the nine months ended September 30, 2023 increased by $76.9 million from the prior year period. This was primarily attributable to a $32.3 million increase in total compensation, reflecting higher headcount for both the Transportation Services and Mobile Health Services segments; a $40.2 million increase in subcontracted labor, driven primarily by the Mobile Health Services segment, where revenue increases outpaced the Company’s ability to service such revenue solely with internal resources, as well as certain projects which required more specialized personnel; and a $4.8 million increase in medical and related supplies. These increases were slightly offset by a net decrease of $0.5 million in expenses across a variety of other cost of revenues categories.
For the Mobile Health Services segment, cost of revenue (exclusive of depreciation and amortization) in the nine months ended September 30, 2023 amounted to $204.1 million, up $45.2 million, or 29%, from the nine months ended September 30, 2022. Cost of revenue as a percentage of revenue increased to 69.8% in the nine months ended September 30, 2023 from 62.6% in the nine months ended September 30, 2022, despite a significant increase in revenues, reflecting higher compensation expenses as a result of headcount growth, significantly higher subcontracted labor costs and increased costs for medical supplies, which outweighed the impact of reduced lab fees and supplies costs due to the significant decline in COVID testing.
For the Transportation Services segment, cost of revenue (exclusive of depreciation and amortization) in the nine months ended September 30, 2023 amounted to $92.2 million, up $31.8 million, or 53%, from the nine months ended September 30, 2022. Cost of revenue as a percentage of revenues decreased to 69.5% in the nine months ended September 30, 2023 from 77.8% in the prior year period, reflecting the impact of higher per-trip prices, increased number of standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.
Operating Expenses
For the nine months ended September 30, 2023, the Company recorded $125.3 million of operating expenses compared to $90.6 million for the nine months ended September 30, 2022, an increase of 38.4%. As a percentage of revenue, operating expenses increased from 27.3% in the nine months ended September 30, 2022 to 29.5% in the nine months ended September 30, 2023. The increase of $34.4 million related primarily to a $21.3 million increase in total compensation, which included costs for both directly employed and subcontracted staff due to investments in and expansion of corporate infrastructure to support the revenue growth, as well as an increase in stock-based compensation expense; a $4.7 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization, as well as recently acquired companies; a $3.5 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $2.2 million increase in insurance costs, reflecting higher headcount and expanded operations; a $2.0 million increase in rent and utilities relating to the Company’s ongoing geographic expansion; and a $3.1 million net increase across a variety of expense categories. These increased expenses were partially offset by a $2.4 million decrease in bad debt expense, as allowances for doubtful accounts were adjusted to better reflect the aging and collection history of the Company’s accounts receivable. We anticipate that operating costs over the remainder of 2023, as a percentage of total revenue, will decline from the levels seen in the nine months ended September 30, 2023.
For the Mobile Health Services segment, operating expenses in the nine months ended September 30, 2023 were $35.8 million, up 52% from $23.5 million in the nine months ended September 30, 2022. Operating expenses as a percentage of revenues increased to 12.3% in the nine months ended September 30, 2023 from 9.3% in the nine months ended September 30, 2022, reflecting significant expenditures that were made in the nine months ended September 30, 2023 related to the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health Services management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.
For the Transportation Services segment, operating expenses in the nine months ended September 30, 2023 were $39.6 million, up 37% from $28.9 million in the nine months ended September 30, 2022. Operating expenses as a percentage of revenues decreased to 29.9% for the nine months ended September 30, 2023 from 37.3% for the nine months ended September 30, 2022, reflecting the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the nine months ended September 30, 2023 were $49.6 million, compared to $38.1 million in the nine months ended September 30, 2022. The increase was driven by higher headcount as the Company built out its corporate infrastructure, as well as significantly higher stock compensation expenses. As a percentage of total consolidated revenues, Corporate expenses amounted to approximately 11.7% of revenues in the nine months ended September 30, 2023, compared to 11.5% in the nine months ended September 30, 2022.
Interest Income, Net
For the nine months ended September 30, 2023, the Company recorded $1.7 million of interest income, net compared to $0.3 million of interest income, net in the nine months ended September 30, 2022. This increase was primarily due to higher rates of interest earned on balances in the Company's interest-bearing accounts in the nine months ended September 30, 2023, which reflected significantly higher market interest rates.
(Loss) Gain on Remeasurement of Warrant Liabilities

During the nine months ended September 30, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as all warrants were redeemed during the third quarter of 2022. During the nine months ended September 30, 2022, the Company recorded a gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants are marked-to-market in each reporting period, and this gain was due to the decline in the Company’s stock price relative to the beginning of the period.
Change in Fair Value of Contingent Liability
During the nine months ended September 30, 2023, the Company recorded a change in fair value of contingent consideration of $0.2 million. No change in fair value was recorded during the nine months ended September 30, 2022.
(Loss) Gain on Equity Method Investments

During the nine months ended September 30, 2023, the Company recorded a loss of $0.3 million on equity method investments, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the nine months ended September 30, 2022, the Company recorded a gain on equity method investments of approximately $0.1 million.
Gain on Remeasurement of Finance Leases

During the nine months ended September 30, 2023, the Company did not record a gain or loss relating to a change in estimated remaining liabilities under the terms of its leases. During the nine months ended September 30, 2022, the Company recorded a gain of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases.
(Loss) Gain on Disposal of Fixed Assets
During the nine months ended September 30, 2023, the Company recorded a loss of $0.2 million on the disposal of fixed assets. During the nine months ended September 30, 2022, the Company recorded a gain of $42,667 on the disposal of fixed assets.
Income Tax (Provision)

During the nine months ended September 30, 2023, the Company recorded an income tax provision of $2.0 million, compared to an income tax provision of $1.2 million in the nine months ended September 30, 2022.
Net Income (Loss) Attributable to Noncontrolling Interests

For the nine months ended September 30, 2023, the Company had net income attributable to noncontrolling interests of approximately $2.8 million, compared to a net loss attributable to noncontrolling interests of $2.9 million for the nine months ended September 30, 2022. The income compared to the prior year period loss reflected improved performance in the Company’s joint venture markets in the nine months ended September 30, 2023.
Liquidity and Capital Resources

Since inception and prior to the Business Combination, the Company completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the PIPE Financing, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the financing transactions and the Business Combination to finance operations, invest in assets, acquire ambulance operating licenses and fund accounts receivable. The Company has also funded these activities through operating cash flows. However, even when the Company generates positive net income, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. The Company’s working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements also depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements may also be affected by factors outside of the Company’s control, such as interest rates, rising inflation, financial institution instability or failure and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings.

On November 1, 2022, the Company entered into the Credit Agreement, which provides for the Revolving Facility in the initial aggregate principal amount of $90 million. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50 million, though no Lender (nor the Lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027 and is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25 million under the Revolving Facility, and this amount remains outstanding as of the date of the filing of this Quarterly Report on Form 10-Q.

Considering the foregoing, the Company anticipates that existing balances of cash and cash equivalents, future expected cash flows generated from our operations and the remaining available line of credit under the Revolving Facility will be sufficient to satisfy operating requirements for at least the next twelve months.

Capital Resources
Working capital as of September 30, 2023 and December 31, 2022 was as follows:

	September 30	December 31	Change $	Change %
$ in Millions	2023	2022
Working capital
Current assets	$267.1	$271.1	$(4.0)	(1.5%)
Current liabilities	113.1	100.2	$12.9	12.9%
Total working capital	$154.0	$170.9	$(17.0)	(10.0%)

As of September 30, 2023, available cash totaled $52.9 million, which represented a decrease of $104.4 million compared to December 31, 2022, reflecting a significant increase in accounts receivable and acquisitions made during the nine months ended September 30, 2023. As of September 30, 2023, working capital amounted to $154.0 million, which represented a decrease of $17.0 million compared to December 31, 2022, primarily reflecting the decreased cash balance. Increased accounts receivable in the nine months ended September 30, 2023, which reflected the growth of the business and a shift towards higher credit quality customers who have longer payment terms, partially offset by the decline in cash, resulting in a decline in current assets as of September 30, 2023 compared to December 31, 2022. However, this was outweighed by the increase in current liabilities in the nine months ended September 30, 2023 due to higher accrued liabilities, reflecting the growth of the business and higher amounts of contingent consideration resulting from acquisitions.
Cash Flows
Cash flows as of the nine months ended September 30, 2023 and 2022 were as follows:

	As of September 30,		Change $	Change %
$ in Millions	2023	2022
Cash flow summary
Net cash (used in) provided by operating activities	$(58.3)	$37.6	$(95.9)	(255.1%)
Net cash (used in) investing activities	(26.9)	(37.8)	10.9	28.8%
Net cash (used in) provided by financing activities	(11.9)	0.7	(12.6)	(1794.1%)
Effect of exchange rate changes	0.2	(0.3)	0.5	(176.0%)
Net (decrease) increase in cash	$(96.9)	$0.2	$(97.1)	(48526.6%)
Operating Activities
During the nine months ended September 30, 2023, operating activities used $58.3 million of cash, despite net income of $2.1 million. Non-cash charges amounted to $28.1 million and included $7.5 million in depreciation of property and equipment and right-of-use assets, $4.3 million from amortization of intangible assets, $15.2 million of stock compensation expense, a $0.2 million loss on the disposal of assets and a loss of $0.3 million from an investment that is accounted for under the equity method, and $1.0 million in deferred taxes. These were partially offset by a $0.3 million reduction in bad debt expense, and a non-cash gain of $0.2 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $88.4 million in negative operating cash flow, as a $103.5 million increase in accounts receivable, reflecting the growth of the business and primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles; a $12.6 million decrease in accounts payable, and a $0.3 million increase in prepaid expenses and other current assets, partially offset by a $27.3 million increase in accrued liabilities and a $0.7 million decline in other assets.
During the nine months ended September 30, 2022, operating activities provided $37.6 million of cash, aided by net income of $23.6 million. Non-cash charges amounted to $11.9 million and included $5.0 million in depreciation of property and equipment and right-of-use assets, $2.2 million from amortization of intangible assets, $2.7 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $4.6 million of stock compensation expense. These were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities, $1.1 million from the remeasurement of warrant liabilities and a gain of $0.1 million from an investment that is accounted for under the equity method. Changes in assets and liabilities resulted in an approximately $2.1 million increase to operating cash flow, as a $2.9 million decrease in accounts receivable, a $0.9 million decrease in other assets and a $2.6 million increase in accrued liabilities outweighed the effect of a $0.3 million increase in prepaid expenses and a $4.0 million decline in accounts payable.
Investing Activities
During the nine months ended September 30, 2023, investing activities used $26.9 million of cash and consisted of the acquisition of property and equipment totaling approximately $4.4 million, the acquisition of intangibles in the amount of $2.5 million, the acquisition of businesses in the amount of $20.2 million, and an equity method investment in the amount of $0.2 million, partially offset by $0.3 million in cash proceeds from the disposal of property and equipment.
During the nine months ended September 30, 2022, investing activities used $37.8 million of cash and consisted of the acquisition of property and equipment totaling approximately $2.0 million, the acquisition of intangibles in the amount of $2.0 million and the acquisition of businesses in the amount of $33.8 million, primarily relating to acquisitions the Company completed in the third quarter of 2022.
Financing Activities
During the nine months ended September 30, 2023, financing activities used $11.9 million of cash, primarily due to a $8.4 million decrease in amounts due to seller, relating to payments made for acquisitions that were completed in the second half of 2022 and second quarter of 2023; $2.3 million in payments on obligations under the terms of finance leases; $2.2 million in payments for taxes related to shares withheld for employee taxes; and $0.5 million in repayments of notes payable. These amounts were partially offset by $1.5 million in proceeds from the exercise of stock options.
During the nine months ended September 30, 2022, financing activities provided $0.7 million of cash, and primarily included $2.0 million in non-controlling interest contributions, $1.9 million in proceeds from the exercise of stock options, and proceeds of $1.0 million from a revolving credit line. These factors were partially offset by a $1.0 million decrease in amounts due to seller, $0.6 million in repayments of notes payable, $0.5 million in Common Stock repurchased, and $2.1 million in payments on obligations under the terms of finance leases.
Future minimum annual maturities of notes payable as of the nine months ended September 30, 2023 are as follows (in millions):

Notes Payable
2023, remaining	$0.2
2024	0.7
2025	0.6
2026	0.6
2027	0.4
Thereafter	0.2
Total maturities	2.7
Current portion of notes payable	(0.7)
Long-term portion of notes payable	$2.0

Future minimum lease payments under finance leases as of the nine months ended September 30, 2023 are as follows (in millions):

Finance Leases
2023, remaining	$0.9
2024	3.0
2025	2.7
2026	2.0
2027	0.9
Thereafter	0.1
Total future minimum lease payments	9.6
Less effects of discounting	(0.9)
Present value of future minimum lease payments	$8.7
Future minimum lease payments under operating leases as of the nine months ended September 30, 2023 are as follows (in millions):

Operating Leases
2023, remaining	$0.8
2024	3.0
2025	3.0
2026	2.2
2027	1.1
Thereafter	0.8
Total future minimum lease payments	10.9
Less effects of discounting	(1.1)
Present value of future minimum lease payments	$9.8
Critical Accounting Estimates
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited Condensed Consolidated Financial Statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. NCI in the unaudited Condensed Consolidated Financial Statements represent the portion of consolidated joint ventures and a VIE in which the Company does not have direct equity ownership.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz. The shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz was determined to be the accounting acquirer in the Business Combination, and as such, the Business Combination is considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting.
Principles of Consolidation

The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of DocGo Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in these unaudited Condensed Consolidated Financial Statements.
The Company holds a variable interest in MD1, which contracts with physicians and other health professionals in order to provide services to the Company. MD1 is considered a VIE since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of MD1 and funds and absorbs all losses of MD1 and therefore appropriately consolidates MD1 as a VIE.
Net income for MD1 was $16,839 for the nine months ended September 30, 2023. MD1’s total assets, all of which were current assets apart from other assets amounting to $15,248, amounted to $0.6 million as of September 30, 2023. Total liabilities, all of which were current for MD1, were $0.5 million as of September 30, 2023. MD1’s total stockholders’ equity was $0.2 million as of September 30, 2023.
Business Combination
The Company accounts for its business combinations under the provisions of ASC 805-10, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including NCI, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.
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
On February 3, 2023, Health commenced an ABC pursuant to California law. An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to the Assignee, who acted as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee was responsible for liquidating the assets. Similar to a bankruptcy case, there was a claims process. Creditors of Health received notice of the ABC and a proof of claim form and were required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.

Based on such filing for Health, the Company impaired the goodwill assigned to that reporting unit as of December 31, 2022 by approximately $5.1 million.
Revenue Recognition
On January 1, 2019, the Company adopted ASC 606.
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
The Company generates revenues from the provision of (1) Transportation Services and (2) Mobile Health Services. For both Transportation and Mobile Health Services, the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled. Therefore, the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient. which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections, or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.
Income Taxes
Income taxes are recorded in accordance with ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Please see Note 2, “Summary of Significant Accounting Policies” to the unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk and Foreign Exchange Risk
Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our notes payable bear fixed interest rates. We do not enter into investments for trading or speculative purposes. Additionally, as of September 30, 2023, the Company had not made any draws under the Revolving Facility, and there were no amounts outstanding. On October 19, 2023, the Company drew down $25 million under the Revolving Facility.
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange loss amounted to $(582,471) to the Company in the third quarter of 2023, compared to $248,283 in the third quarter of 2022. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.
Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits.
The Company had one customer that accounted for approximately 33% of sales and 36% of net accounts receivable and another customer that accounted for 32% of sales and 28% of net accounts receivable for the three months ended September 30, 2023. One customer accounted for approximately 37% of sales and 28% of net accounts receivable and another customer accounted for approximately 17% of sales and 36% of net accounts receivable for the nine months ended September 30, 2023.
The Company had one customer that accounted for approximately 35% of sales and 35% of net accounts receivable for the three months ended September 30, 2022. The Company had one customer that accounted for 33% of sales and 35% of net accounts receivable, and another customer that accounted for 11% of sales and 0.1% of net accounts receivable for the nine months ended September 30, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. In addition to the proceeding below, descriptions of certain legal proceedings to which we are a party are contained in Note 19, “Legal Proceedings” to our unaudited Condensed Consolidated Financial Statements and are incorporated herein.
On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its Chairman, current and former Chief Executive Officers, and current and former Chief Financial Officers. The complaint alleges that the Company violated various securities laws, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In addition, from time to time, in the ordinary course of business and like others in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. These requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take what we believe to be appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.
Item 1A. Risk Factors
Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Amended and Restated Bylaws

On November 2, 2023, in connection with the effectiveness of new SEC rules regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law (the “DGCL”), and a periodic review of the bylaws of the Company, the Board of Directors approved and adopted an amendment and restatement of the Company’s amended and restated bylaws (as so amended, the “A&R Bylaws”). The A&R Bylaws became effective immediately upon approval by the Board of Directors.

Among other things, the amendments effected by the A&R Bylaws:

•clarify the notice procedures for adjournments of virtual meetings of stockholders and eliminate the requirement that the list of stockholders be open to examination at meetings of stockholders, in each case in accordance with the DGCL;

•update certain procedural requirements related to director nominations by stockholders in light of the recently adopted Rule 14a-19 under the Exchange Act and reflect certain other related changes, including requiring: (1) additional background information and disclosures regarding stockholders proposing director nominations and other business, director nominees proposed by stockholders, and other persons related to a stockholder’s solicitation of proxies; and (2) any stockholder submitting a nomination notice to make a representation and provide confirmation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and the A&R Bylaws and to provide evidence that the stockholder has complied with such requirements;

•add a new Section 2.9, which requires any director nominee to provide certain consents and representations related to voting, certain third-party arrangements and compliance with certain policies and procedures and a written questionnaire with respect to the nominee’s background and qualifications as well as to provide any other questionnaires or information that may be necessary to assess the nominee’s qualifications and eligibility for board service;

•require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is reserved solely for use for solicitation by the Board of Directors;

•opt out of Section 116 of the DGCL by requiring that certain notices and other information or documents provided by stockholders to the Company pursuant to the A&R Bylaws be delivered in writing;

•require that a quorum cannot be readily convened for a meeting of the Board of Directors in order for the emergency bylaws described in Section 3.13 of the A&R Bylaws to become operative;

•provide that “officers” for purposes of the indemnification provisions set forth in Article VI include any individual designated by the Board of Directors as an officer of the Company pursuant to Article V of the A&R Bylaws;

•clarify the indemnification rights for a successful defense of any proceeding and the right of an indemnitee to bring suit if a request for indemnification is not paid in accordance with the A&R bylaws;

•eliminate inoperative provisions regarding the personal liability of directors and officers; and

•incorporate other non-substantive, ministerial, clarifying and conforming changes, including clarifying certain officer provisions to provide additional flexibility.

The foregoing description of the A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Executive Employment Agreement

On September 15, 2023, the Company disclosed that the Board of Directors appointed Lee Bienstock as the Chief Executive Officer of the Company.

On November 2, 2023, the Company and Mr. Bienstock entered into an Executive Employment Agreement (the “Bienstock Agreement”), which provides for an initial three-year term and automatic annual renewals thereafter unless either party provides 60 days’ notice of non-renewal. The Bienstock Agreement provides for an annual base salary of $785,000 (effective retroactive to September 15, 2023), a target annual bonus of 100% of base salary, a signing bonus of $500,000 (subject to repayment if Mr. Bienstock is terminated for “Cause” or resigns without “Good Reason” prior to November 2, 2024), a top-up equity grant in December 2023 with a targeted grant date value of $1,038,000 consisting 50% of restricted stock units and 50% of stock options, and eligibility to receive annual equity grants consisting 50% of restricted stock units and 50% of stock options, with the annual equity grant for December 2023 having a targeted grant date value of $6,000,000.

In the event of a termination of the Bienstock Agreement by the Company without “Cause” or by Mr. Bienstock for “Good Reason” (each a “Covered Termination” and as defined in the Bienstock Agreement) that does not occur during the period beginning three months prior to a “Change in Control” (as defined in the Company’s 2021 Stock Incentive Plan) and ending 12 months after a Change in Control, the Bienstock Agreement provides for the following severance payments and benefits: (i) a cash payment equal to 12 months of Mr. Bienstock’s base salary payable in equal installments over 12 months, (ii) a pro rata portion of his annual bonus for the fiscal year of termination based on actual achievement of the bonus objectives and the number of days he was employed during the fiscal year, and (iii) payment or reimbursement for the premium for Mr. Bienstock and his covered dependents to maintain continued health coverage pursuant to the provisions of COBRA through the earlier of (A) the 12-month anniversary of the date of such termination of employment and (B) the date Mr. Bienstock and his covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s).

If the Covered Termination occurs during the period beginning three months prior to a Change in Control and ending 12 months after a Change in Control, then the Bienstock Agreement instead provides for the following severance payments and benefits: (i) a lump sum cash payment equal to the sum of (A) Mr. Bienstock’s base salary and (B) his target bonus, (ii) a pro rata portion of his annual bonus for the fiscal year of termination based on actual achievement of the bonus objectives and the number of days he was employed during the fiscal year, (iii) the amount of any annual bonus earned, but not yet paid, for the fiscal year prior to such termination, and (iv) payment or reimbursement for the premium for Mr. Bienstock and his covered dependents to maintain continued health coverage pursuant to the provisions of COBRA through the earlier of (A) the 12-month anniversary of the date of such termination of employment and (B) the date Mr. Bienstock and his covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). The Bienstock Agreement provides for a “best net” after-tax 280G provision where Mr. Bienstock will receive the best after-tax result but is not eligible to receive any tax gross-ups, to the extent any payments made pursuant to the Bienstock Agreement or otherwise would constitute a “parachute payment” under Section 280G of the Internal Revenue Code.

The severance payments and benefits under the Bienstock Agreement are subject to Mr. Bienstock’s execution of a general release of all claims against the Company and its affiliates. In addition, the Bienstock Agreement includes standard covenants regarding confidentiality and proprietary information, non-disparagement, non-competition and non-interference.

The foregoing summary of the Bienstock Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Bienstock Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(c) Trading Plans
In the third quarter of 2023, (i) none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K); and (ii) the Company did not adopt any Rule 10b5–1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2*	Amended and Restated Bylaws.
10.1
Separation and Transition Services Agreement, dated October 11, 2023, by and between the Company and Anthony Capone (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).

10.2*	Executive Employment Agreement, dated November 2, 2023, by and between the Company and Lee Bienstock.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: November 6, 2023	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: November 6, 2023	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer