Form 10-K
period 2023-12-31
DocGo Inc.
filed 2024-02-28
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, based on the closing price of the shares of the Registrant’s common stock (“Common Stock”) on The Nasdaq Stock Market as of such date, was $860,817,702. Shares of Common Stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock outstanding as of February 26, 2024 was 104,171,369.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant expects to file such proxy statement with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of DocGo Inc. and its consolidated subsidiaries (“DocGo,” the “Company,” “we,” “us” and “our”). These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. In particular, you should understand that the factors set forth below under “Risk Factors Summary” and those discussed under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report could affect our future results and prospects and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report. Accordingly, you should not place undue reliance on such forward-looking statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future revenues or performance; financing needs; business trends; results of operations; objectives and intentions with respect to future operations, services and products, including our geographic expansion; our margin normalization initiative; new and existing contracts and backlog; M&A activity; workforce growth; leadership transitions; cash position; share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, changes in monetary pressure, financial institution instability or the prospect of a shutdown of the U.S. federal government; potential changes in federal, state or local government policies regarding immigration and asylum seekers; expected impacts of geopolitical instability, including the conflict in Ukraine, conflict in Israel and surrounding areas and rising tensions between mainland China and Taiwan; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, be followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report, and, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as and to the extent required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Risk Factors Summary
Risks Related to DocGo’s Business Strategy
•DocGo’s failure to successfully implement its business strategy could adversely affect its business.
•DocGo relies on its contractual relationships with healthcare provider partners and other strategic partners.
•DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships could adversely affect its business.
Risks Related to DocGo’s Business and Industry
•DocGo faces a high level of competition in its industry and its revenues could be adversely affected if it loses some or all of its business under existing contracts.
•Negative media coverage could damage DocGo’s reputation and harm its ability to bid for and win government and other contracts.
•DocGo’s reliance on government contracts and a small number of large customers could adversely affect its business.
•DocGo’s participation in partnerships based value-based reimbursement models may have a material adverse effect on its business.
•A future pandemic or health crisis may have a material impact on DocGo’s business.
Risks Related to DocGo’s Limited Operating History
•DocGo has a limited operating history and a history of losses and expects its operating expenses to increase significantly in the future.
•DocGo may not be able to effectively manage its growth.
Risks Related to Information Technology
•DocGo relies on data center providers, Internet infrastructure, bandwidth providers, third-party hardware and software, other third parties and its own systems, some of which contain open-source software, to provide services to its clients.
•DocGo’s proprietary software may not operate properly, or DocGo may not be able to implement its solution for clients or resolve technical issues in a timely manner.
•Security breaches, loss of data and other disruptions or cybersecurity incidents could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability.
Risks Related to DocGo’s Operations
•DocGo’s success depends on its key management personnel as well as its ability to successfully recruit, train and retain qualified healthcare professionals, and its labor costs are significant.
•DocGo’s inability to collect on its receivables or unfavorable payor mix could adversely affect its business.
•DocGo may not accurately assess the costs it will incur under new revenue opportunities.
•DocGo may not be able to successfully develop new offerings and technologies, or its marketing efforts may not be effective.

•DocGo is required to make capital expenditures in order to remain competitive.
•DocGo’s international operations subject it to additional risks that could adversely affect its business.
•DocGo could be adversely affected by natural disasters, other catastrophic events and cybersecurity incidents.
•Rising inflation may negatively impact DocGo’s business and financial results.
Risks Related to DocGo’s Intellectual Property
•DocGo’s failure to protect or enforce its intellectual property rights, including from claims of infringement, could adversely affect its business.
Risks Related to DocGo’s Legal and Regulatory Environment
•DocGo could be subject to lawsuits for which it does not have sufficient reserves.
•DocGo is subject to a variety of federal, state and local laws and regulatory regimes.
•Changes in tax laws, unanticipated tax liabilities, or changes in accounting rules, assumptions or judgements could adversely affect DocGo, including its effective tax rate, ability to utilize its net operating loss carryforwards and certain other tax attributes.
•DocGo’s internal control over financial reporting may not be effective.
•DocGo conducts business in a heavily regulated industry, and any failure to comply with these laws and government regulations, including laws governing the transmission, security and privacy of health information, or any changes to these laws, could negatively affect DocGo.
•DocGo must be properly enrolled in governmental healthcare programs to receive reimbursement, and reductions in Medicare reimbursement rates or state and federal efforts to reduce Medicaid spending could have an adverse effect on DocGo.
•DocGo has been and could become the subject of federal, state and municipal investigations, audits and compliance reviews, and its business practices may be found to constitute illegal fee-splitting or corporate practice of medicine.
Risks Related to DocGo’s Indebtedness
•DocGo’s future indebtedness could reduce the funds that would otherwise be available for other corporate purposes, and it may still be able to incur substantially more debt.
•DocGo may be forced to take various actions to satisfy its obligations under its current and future indebtedness, and the terms of its current and future indebtedness may restrict its operations.
Risk Relating to the Ownership of DocGo Common Stock
•The Nasdaq Capital Market (“Nasdaq”) may delist DocGo’s securities from trading on its exchange.

•The market price and trading volume of Common Stock may be volatile, and the value of Common Stock has declined and may continue to decline, and you may not receive any return on your investment in Common Stock.
•Provisions in DocGo’s organizational documents could delay or prevent a change of control or limit stockholders’ ability to obtain a favorable judicial forum for disputes with DocGo or its directors, officers, employees or stockholders.

PART I
Item 1. Business.
Our Company

DocGo is redefining healthcare. DocGo is leading the proactive healthcare revolution with an innovative care delivery platform that includes mobile health services, virtual care management and ambulance services. DocGo is helping to reshape the traditional four-wall healthcare system by providing high quality, highly accessible care to patients where and when they need it.

DocGo’s proprietary technology platform, dedicated network of certified health professionals and robust fleet of medical response vehicles provide services in 30 states and the United Kingdom. DocGo’s vertically integrated approach helps elevate the quality of patient care and drive business efficiencies for facilities, hospital networks and health insurance providers. We often provide our services in collaboration with leading healthcare organizations via long-term relationships that are intended to drive meaningful revenue, help provide efficient and effective capital allocation and create low-risk opportunities for significant growth.
Our mission is to provide high quality, highly accessible healthcare for all, empowering the delivery of medical transportation and mobile healthcare outside the traditional “brick-and-mortar” facilities, with more accessible, affordable and efficient patient-centered care. Since 2015, through nearly 8 million patient interactions, we have created a care delivery model that helps provide better care outside of the physical walls of the healthcare system.
We began by developing a state-of-the-art, intuitive platform designed to drive greater efficiency and improved access to patient care. Our innovative technology can change the way healthcare facilities manage patient transportation and eliminate many of the common obstacles faced when scheduling service, ultimately freeing medical professionals to focus more time and their valuable resources on what they do best — providing patient care. Additionally, in certain markets, our mobile health in-person care model facilitates medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations. Working under the guidance of prescribing physicians, our network of more than 700 medical clinicians as of December 31, 2023 (which includes Company employees, personnel from a variety of subcontracted labor agencies and some independent contractors) provides a wide range of tests, procedures, care gap closures and interventions that previously required a visit to a traditional healthcare setting. Such clinicians include, among others, licensed practical nurses (“LPNs”), registered nurses (“RNs”) and Advanced Practice Providers (“APPs”) assisted by additional support staff.

Our Segments
DocGo has three reporting segments: Mobile Health Services, Transportation Services and Corporate.
Mobile Health Services
The traditional healthcare model requires patients to interact with many levels of healthcare providers — including receptionists, nurses, lab technicians and physicians — for even the most routine tests, procedures and interventions. We recognized that a number of these services could easily be performed by LPNs, RNs, APPs and other clinicians under the guidance of higher licensed practitioners, but in the comfort of a patient’s home or workplace. Our patient-centered approach helps limit the need for individuals to seek routine treatment in more expensive and environmentally exposed, less comfortable settings such as emergency departments and urgent care clinics. In addition to providing greater convenience to patients, our Mobile Health Services help reduce unnecessary burdens on healthcare systems by freeing up their finite, in-person resources to address more urgent and critical patient needs. DocGo’s clinical Mobile Health Services, which we expanded into the home and workplace in 2020, facilitate medical care via a turnkey suite of integrated, technology-enabled solutions. Through DocGo On-Demand and additional Mobile Health Services programs, we provide care for a diverse group of customers, including municipalities, hospitals and health systems, insurers, physician practices, businesses and employers. Additionally, our expanded population health offerings provide holistic health, social and shelter coordination services to underserved communities.
Our solutions encompass on-site evaluation, diagnostics, triage and treatment, including the services detailed in the following table:

## Mobile Urgent Care

- Diagnosis, testing, & treatment (patient > 6mos)
- Distribution of certain medications

## Exams

- Annual Wellness Visit / Physical
- Medical clearance
- Pre-operative

## Vaccinations

- Seasonal (COVID-19, Flu)
- 40+ others by request ( i.e. pediatric)

## Monitoring & Care Management

- Remote Patient Monitoring
- Care Management (CCM, PCM)
- Post-discharge Transitional Care Management
- Specialist Referral
- Cardiac Implantable Electrical Device (CIED) Monitoring

## Procedures

- Administration of medications (IV, IM, etc.)
- Wound care
- Mobile Phlebotomy

## Point-of-Care Tests

- COVID-19, RSV, Strep, Flu
- HbA1c
- ECG (12-lead)
- Diabetic Retinal Eye Exam
- Colorectal Cancer Screening (kits & follow-up)
- Bone Density Ultrasound
- Spirometry and Total CO2

## Screenings & Coaching

- Vitals (i.e. blood pressure, height & weight)
- Health Risk Assessment
- Pain Assessment
- Medication Reconciliation
- Medication Adherence Consult
- Home Safety Check

We place an emphasis on early intervention, preventive care and chronic disease management. DocGo can address over 30 gaps in care for health plans, especially Medicare and Medicaid plans focused on HEDIS Star Ratings. Our work with health plans on patient engagement and gap closure programs is growing, with programs in several states. As of the date of this Annual Report, we have active programs with Elevance Health, HealthFirst, EmblemHealth and others. These programs allow us to address gaps in care for Medicare and Medicaid populations and help manage multiple chronic diseases. Our priority and strategic focus is to grow and launch new programs and new geographies with our existing health plan partners who collectively cover approximately 80 million lives.

Our virtual care management programs monitor patients remotely and intervene before minor issues become major health crises. Our remote monitoring team currently works with more than 50,000 patients living with chronic conditions – and we intend to launch specialized virtual care programs with nephrology and additional specialty practice groups, including endocrinology and pulmonology.

Proactive healthcare not only improves patient health outcomes but can also significantly reduce overall cost burdens on the system. Based on Accountable Care Organization data from the Centers for Medicaid & Medicare Services (“CMS”), we estimate that our services have saved more than $167 million in 2023 by preventing unnecessary emergency department visits. We also intend to enter into additional partnerships with health plans that use value-based reimbursement models that involve risk-sharing. These payment models are specifically designed to improve patient health outcomes while reducing overall costs, as reimbursement is tied to quality of care and effectively managing total cost of care.

As patients seek more efficient, more convenient healthcare options, we believe our virtual care-enabling solutions are poised for significant growth by delivering a combination of in-person and virtual patient care previously inaccessible outside of the more traditional healthcare settings. The power of our model is the modality of care, specifically its scalability and lowered cost basis. We aim to combine the efficiency of telehealth by virtually pairing a specialized Physician Assistant (“PA”) with an LPN on-site in the patient’s home to be the PA’s eyes, ears, hands and feet.

We partner with leading national health systems, insurance carriers, private organizations and employers, state and local governments and managed care organizations to provide our Mobile Health Services, including NYC Health + Hospitals, New York City Department of Housing Preservation and Development, Dollar General and Martin Luther King Jr. Memorial Hospital in Los Angeles, CA. In recent years, our government contract work has represented a substantial portion of our overall revenue, representing approximately 73%, 64% and 65% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and maintaining and continuing to grow this revenue stream is an important part of our growth strategy. For the fiscal year ended December 31, 2023, we generated approximately 71% of our revenues from the solutions provided by our Mobile Health Services segment.
The success of our care delivery model is reflected in our Net Promoter Score (“NPS”), which is one of the most widely accepted standards of customer experience metrics. Scores are measured from a range of -100 to +100 with scores over 30 commonly viewed as good and over 50 considered excellent. Our Mobile Health Services NPS score for the year ended December 31, 2023 was 81, which is a testament to our customers’ strong perception regarding the value of our services.
Transportation Services
DocGo’s digitally-enabled medical transportation solutions are offered under the Ambulnz brand. We help provide reliable, efficient access to local clinical services, including primary and specialty care, dialysis treatments for chronic care management and transfers between clinical settings. Every vehicle in our fleet is equipped with our proprietary technology platform, which is integrated with some of the nation’s largest electronic medical record (“EMR”) systems.
This integration with EMR systems is designed to provide seamless transfer of electronic patient information and discharge data to our healthcare provider customers, which helps improve order speed and accuracy and eliminate a myriad of manual processes. In addition, our ShareLinkTM technology is designed to provide our healthcare partners and patients with real-time vehicle locations and accurate estimated time of arrivals and helps deliver valuable peace of mind. Consequently, our healthcare facility customers are better able to order, track and manage transportation requests and patient movement, thereby enhancing utilization of resources and cost. As of December 31, 2023, we had 580 vehicles in service throughout the United States and another 294 in the United Kingdom. For the fiscal year ended December 31, 2023, we generated approximately 29% of our revenues from our Transportation Services segment.
Corporate
Our Corporate segment primarily represents shared services and personnel that support both the Transportation Services and Mobile Health Services segments. It contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. None of the Company’s revenues or costs of goods sold are reported within the Corporate segment.
Human Capital Resources
We strive to hire the best talent across our industry, with a focus on inspiring performance. As of December 31, 2023, we had over 4,100 employees, including healthcare professionals, field management personnel and corporate support staff, as represented in the table below. Healthcare professionals consist of emergency medical technicians (“EMTs”), paramedics, LPNs, RNs, APPs, clinicians and related support staff; field management personnel includes supervisors and managers; and corporate support staff includes software development, billing, finance, human resources, legal and compliance, sales, marketing and executives.

	Full-time	Part-time	Total
Healthcare Professionals	2,176	1,234	3,410
Field Management Personnel	469	6	475
Corporate Support Staff	270	9	279
Total	2,915	1,249	4,164
None of our employees are represented by a labor union or subject to any collective bargaining agreement. In addition to the employees above, as of December 31, 2023, the Company engaged the services of approximately 3,456 people, primarily in the healthcare professional area, some through a variety of subcontracted labor agencies and some as independent contractors.
Recruiting
We consider our employees to be our most valuable assets. Our employee experience begins with identifying and attracting people who embody our core values and share our vision to provide high-quality patient care. We are committed to building a company that our employees are proud to be a part of and fostering an environment in which our employees can grow, evolve and discover their existing and untapped potential. We believe our focused approach to recruiting and developing talent allows us to attract strong candidates to continue growing and scaling our business.
Compensation and Benefits
Ongoing evolution in the healthcare system and an aging population mean EMTs, paramedics and nurses are more critical to medical care than ever before, yet EMTs and paramedics remain the lowest paid professionals in the chain of care. Most companies in the industry pay an hourly wage only and offer no benefits, often resulting in low employee morale, high turnover and ultimately a less efficient business. We take pride in our high-quality medical professionals and have created an attractive compensation model that demonstrates their vital importance to our business and motivates them to deliver exceptional care.
We offer a pay package that we believe is innovative within our industry. In addition to base hourly wages, DocGo also offers employees bonuses based on certain performance metrics, medical insurance, paid time off and an equity incentive plan for our frontline clinicians with broad-based participation — a program that provides the opportunity to acquire an ownership stake in the Company. This is in line with our belief that all of our employees are partners in the business, and we want everyone to “think like an owner,” with the best long-term interests of the Company and its stockholders as a driver of decision making. We believe that this approach makes us a more attractive employer and supports a strong pipeline of top-tier talent across all levels of the Company.
Employee Engagement
We routinely monitor employee satisfaction and work to maintain an environment where employees can contribute and thrive. DocGo has been recognized for its excellent workplace culture and employee satisfaction. One measure of this are the hundreds of positive reviews our employees have given DocGo on leading recruitment websites. As of the date of this Annual Report, DocGo’s employee rating on Indeed is 4.3 out of 5.0, and our employee rating on Glassdoor is 4.2 out of 5.0 - ratings that are significantly higher than many of our competitors in the healthcare industry. Additionally, DocGo earned a Great Place to WorkTM certification, which is based entirely on feedback from employees, for the second year in a row in 2023.
Training
We have created a number of programs to foster the professional development of our employees and help attract top-tier talent. Our staff of Training and Education Coordinators runs a robust, in-person onboarding program to help train employees and keep them up to date in relevant procedures and protocols. We are also an American Heart Association Training Site and offer in-house basic life support (BLS), advanced cardiovascular life support (ACLS) and pediatric advanced life support (PALS) training and certification to our clinicians who require such training. We are also a:

•Private Authorized Training Center of the Airway Management Education Center offering The Difficult Airway Course: EMS and other courses;

•National Association of Emergency Medical Technicians Training Center offering Advanced Medical Life Support, Prehospital Trauma Life Support and other courses;

•National Safety Council Training Center offering the Defensive Driving Course; and

•Licensed Training Provider of the American Red Cross offering the Emergency Medical Responder Course and other courses.

In addition, we are able to grant EMS continuing education units in New York, New Jersey, Pennsylvania and Texas and through partnerships with the Commission on Accreditation for Prehospital Continuing Education (CAPCE) and the Kentucky Board of Nursing.
We have also implemented a self-paced online training program for Company policy and procedures training, mandated Occupational Safety and Health Administration (“OSHA”) training courses, clinical skills, customer service, diversity, HIPAA regulations, safety and compliance and annual documentation training. In addition, our drivers are trained in the Coaching the Emergency Vehicle Operator (CEVO) Ambulance course.
We also use a management system for credential tracking and Continuous Quality Improvement to help ensure that our staff maintains all required credentials relevant to their positions with the Company. Through this system, employees and their supervisors are automatically notified at designated times of recertification deadlines. Course completion, assignments and other compliance requirements are tracked in this system as well. Verification monitoring ensures that all employees meet current state requirements. This tool verifies Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) exclusions at the state and federal levels and performs sanction screening for licensed personnel and 24/7 monitoring of state licenses.
Our comprehensive training programs utilize a full range of resources, including print materials, training modules, webinars, seminars and videos provided by the Centers for Disease Control and Prevention and federal, state and local entities, medical institutions and public health agencies.
In December 2021, we launched DocGo EMS Academy, a full-service program dedicated to recruiting and training emergency medical services (“EMS”) clinicians. Combining classroom education with practical hands-on learning, the program is designed to help existing healthcare professionals advance their careers and provide aspiring entry-level workers with the opportunity to enter the healthcare industry. DocGo EMS Academy is tailored to EMS workers, from EMTs to paramedics. This comprehensive training program is available in select states and offers free tuition for students who continue their employment with DocGo, which we anticipate could assist us in our recruiting efforts.
The Business Combination
On November 5, 2021, the Company (then known as Motion Acquisition Corp.) consummated a business combination pursuant to that certain Agreement and Plan of Merger dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Ambulnz. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination, the Company changed its name from Motion Acquisition Corp. to DocGo Inc.
Pursuant to the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021, Merger Sub merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation. As a result of the Business Combination, Ambulnz became a wholly-owned subsidiary of the Company, and each share of Series A preferred stock of Ambulnz, no par value, Class A common stock of Ambulnz, no par value, and Class B common stock of Ambulnz, no par value, was cancelled and converted into the right to receive a portion of merger consideration issuable as Common Stock, pursuant to the terms and conditions set forth in the Merger Agreement.
In connection with the Business Combination, the Company raised $158.0 million, net of transaction costs of $20.0 million. This amount was comprised of (i) $43.4 million of cash held in the Company’s trust account established in connection with its initial public offering, net of the Company’s transaction costs and underwriters’ fees of $9.6 million, and (ii) $114.6 million of cash from the sale of shares of Common Stock to certain investors at a price of $10.00 per share in a private placement that closed concurrently with the Business Combination (the “PIPE Financing”), net of $10.4 million in transaction costs incurred in connection with the PIPE Financing. These transaction costs consisted of banking, legal and other professional fees, which were recorded as a reduction to additional paid-in capital.
Competition
The U.S. healthcare industry is highly competitive, and we compete with a broad and diverse set of companies spanning both of our business segments. The competitive landscape is highly fragmented for both technology-enabled mobile healthcare solutions and medical transportation services, ranging in each case from small, locally owned and operated providers to large national organizations. While we do not believe that any single competitor offers our vertically integrated suite of Mobile Health Services and Transportation Services, numerous companies offer components of mobile health and/or transportation services that compete with our solutions.
Competition in the mobile health industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth and efficacy of telehealth and mobile health services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value. Major competitors (in each case relative to only some of our products or services) include much larger, national or regional telehealth or in-home healthcare service providers such as DispatchHealth, Modivcare, Addus HomeCare, Option Care Health, Teladoc, Amwell, Signify Health (acquired by CVS in March 2023), MedArrive, Biofourmis and One Medical (acquired by Amazon in February 2023). We also believe there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as payors may enter the space and/or develop innovative technologies or business activities that could disrupt the industry. Competition could also increase from large technology companies, such as Apple, Amazon, Facebook, Verizon or Microsoft, who may develop their own telehealth or mobile health solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, CVS and others. Despite the significant growth of telehealth services in recent years, we believe the market is still in its infancy and new competitors with similar and novel models will enter the market as it matures.
Success in the medical transportation industry is based primarily on the ability to improve customer service, such as on-time performance and efficient call intake; provide comprehensive clinical care; and recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also critical. Competitors within the industry vary considerably in type and identity by market, with our primary competitors being small, locally owned operators as well as local fire departments and other local government providers. Larger private provider competitors include Modivcare, Falck, Global Medical Response, Southwest Ambulance, Paramedics Plus and Acadian Ambulance.
Intellectual Property
We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and registered trademarks. We have registered “Ambulnz” and our corporate logo in the United States and the United Kingdom. We have registered the “DocGo” word mark and design in the United States, United Kingdom and EU. We are also the registered holder of a variety of domain names that include “Ambulnz,” “DocGo” and similar variations.
Our proprietary platform, mobile application and associated software code and firmware are protected as trade secrets and our confidential information, as appropriate. We also license the use of certain technology and other intellectual property rights owned and controlled by others. We believe that our intellectual property is a valuable asset to our business that affords us a competitive advantage in the markets in which we operate. We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy requiring companies we work with to execute confidentiality agreements upon commencement of a business relationship with us where appropriate. Our agreements with customers who are privy to confidential or proprietary information also include confidentiality and non-disclosure provisions.
In addition, we require our employees, independent contractors and consultants to execute confidentiality and proprietary agreements in connection with their employment or engagement with us and to assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Upon discovery of potential infringement of our intellectual property, we assess and, when necessary, take action to protect our rights as appropriate.
Regulation
Our operations are subject to comprehensive United States federal, state and local rules and regulations and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and regulations governing our business and interpretations of those laws and regulations continue to expand, are subject to frequent change and may become more restrictive. Our ability to operate profitably will depend in part upon our ability, and that of our healthcare provider partners, to maintain all necessary licenses and to operate in compliance with applicable laws and regulations. We therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and regulations change, we may be required to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model, in particular with respect to our Mobile Health Services, has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could limit or otherwise adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.
False Claims Act
The federal False Claims Act is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the federal False Claims Act authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:
•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;
•knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government;
•knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•conspires to commit the above acts.
In addition, amendments to the federal False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify the Centers for Medicare and Medicaid Services (“CMS”) or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject a party to liability under the federal False Claims Act, exclusion from government healthcare programs, including Medicare and Medicaid, and penalties under the federal Civil Monetary Penalties Law discussed below.
The federal False Claims Act provides for penalties that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 12, 2024, the U.S. Department of Justice issued a final rule announcing adjustments to federal False Claims Act penalties, under which the per claim range increases to a range from $13,946 to $27,894 per claim, so long as the underlying conduct occurred after November 2, 2015.
The federal government has used the statute to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage (“MA”) (or Part C) plans. The Affordable Care Act of 2010 (the “Affordable Care Act”), as currently structured, provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the federal False Claims Act. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the federal False Claims Act. In addition to the provisions of the federal False Claims Act, which provide for civil enforcement through “qui tam” whistleblower lawsuits, the federal government can also use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
Federal Fraud and Abuse Laws
The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations and related rules (collectively, “HIPAA”), established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.
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
Health Information Privacy and Security Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. HIPAA’s requirements apply to “covered entities” and their independent contractors, agents and other “business associates” that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Although we are a covered entity under HIPAA, we are also a business associate of other covered entities when we are working on behalf of our healthcare provider partners.
Violations of HIPAA may result in civil and criminal penalties. For the lowest penalty tier, the civil penalties range from $137 to $68,928 per violation, with a cap of approximately $2.1 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA-covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the Civil Monetary Penalties Law. In light of recent enforcement activity and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.
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
Anti-Kickback Statute
The federal Anti-Kickback Statute is a broadly worded prohibition on the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $120,816 per violation, plus up to three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Civil penalties for such conduct can further be assessed under the federal False Claims Act. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.
Federal Stark Law
Section 1877 of the Social Security Act, also known as the physician self-referral law and commonly referred to as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing certain designated health services from referring Medicare patients to such entities for the furnishing of designated health services, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. Designated health services are defined to include, among others, clinical laboratory services, physical therapy services, occupational therapy services, radiology services including ultrasound services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing designated health services that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing designated health services that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a designated health service to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute discussed above, the Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required.
If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions, including denial of payment for claims for services provided in violation of the statute, mandatory refunds of amounts collected for such services, civil penalties of up to $29,899 for each violation and twice the dollar value of each such service as well as possible exclusion from future participation in the federally funded healthcare programs, including Medicare and Medicaid. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $199,338 for each applicable arrangement or scheme. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, and failure to return overpayments in a timely manner can form the basis for liability under the federal False Claims Act discussed above based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.
U.S. Corporate Practice of Medicine; Fee Splitting
The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We contract with healthcare providers, physicians or physician-owned professional associations and professional corporations as part of our business. An important aspect of our strategy is to form contractual relationships with different third-party providers pursuant to which we provide them or their patients with medical transportation and/or mobile health services and they pay us for those services out of the fees they collect from patients and third-party payors. In certain instances, we also share a portion of our revenues with our partners. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.
State corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Regulatory authorities or other parties may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated third parties constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our healthcare provider partners, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of licenses and the need to make changes to the terms of engagement with our provider partners that interfere with our business.
International Regulation
We expect to continue to expand our operations internationally through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws such as the Foreign Corrupt Practices Act of 1977, as amended, and corresponding foreign laws, including the U.K. Bribery Act 2010; regulation by the U.S. Treasury’s Office of Foreign Assets Control and economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection, data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital.
Other Regulations
Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from healthcare services. OSHA regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or deploy hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.
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
See the section of this Annual Report titled “Risk Factors — Risks Related to DocGo’s Legal and Regulatory Environment.”
Available Information
We file or furnish electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. We make copies of these reports and amendments thereto available on our website at www.DocGo.com, under “Investors,” free of charge as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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
Implementation of DocGo’s business strategy could also be negatively impacted by a number of factors beyond its control, including increased competition; government regulation; general macroeconomic conditions, including an inflationary environment; rising interest rates and recessionary fears; the geopolitical environment, including the war in Ukraine, conflict in Israel and surrounding areas and rising tensions in the Taiwan Strait; pandemic or endemics; and increased operating costs, including costs of labor or other expenses. In particular, DocGo’s future success is contingent on its ability to both penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, including DocGo’s ability to obtain necessary licenses in new markets, establish and grow new customer relationships and attract and retain skilled personnel. Expanding service offerings such as DocGo’s mobile health solutions also carries unique risks, including lack of market acceptance or the potential inability to realize an appropriate return, if any, on the capital invested. Government regulations in both DocGo’s domestic and international markets could also delay or prevent expansion or the introduction of new service offerings or require changes to some of DocGo’s current service offerings, which could negatively impact the success of DocGo’s strategies and financial results. In addition, to the extent DocGo has misjudged the nature or extent of industry trends or its competition, it may have difficulty in identifying new provider partners, achieving any geographic expansion, introducing new service offerings or achieving DocGo’s other strategic objectives. As such, due to these and other known and unknown risks, DocGo cannot assure you that its business strategy will be successful, and any failure to effectively implement its business strategy and otherwise grow the business could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo relies on its contractual relationships with its healthcare provider partners and other strategic partners.
DocGo significantly relies on its contractual relationships with its healthcare provider partners and other strategic partners and alliances to generate revenues, expand into new markets and further penetrate existing markets. In recent years, DocGo has entered into strategic business relationships with, among others, healthcare providers and hospital systems to take advantage of commercial opportunities across its operations, particularly in its Transportation Services segment. The structure of DocGo’s relationships with its healthcare provider partners is a novel model in DocGo’s industry and because there is little precedent for this approach, there can be no assurances that it will be operationally or financially successful in the long term.
DocGo’s contractual relationships with its healthcare provider partners and its reliance on revenues generated pursuant to these arrangements carry commercial and other risks and uncertainties that are different from those underlying DocGo’s other revenue streams, including the opportunity cost of not pursuing other ventures independently or with other partners. For example, strategic partners may have business or economic interests that are inconsistent with those of DocGo and may take actions contrary to DocGo’s interests. While DocGo typically manages the day-to-day operations, DocGo’s partners have certain consent rights, including certain decisions such as the annual budget and the hiring and firing of key management personnel for the venture, and they may not agree with decisions that DocGo believes are appropriate or are otherwise in the venture’s or its best interests. This structure can also lead to disputes with partners, which could require DocGo’s management to commit additional time and resources to resolve any disagreements or, in some instances, may lead to arbitration or litigation. Contractual relationships like these typically carry termination rights and one or more of DocGo’s partners may choose to exit the relationship prematurely and, in certain arrangements, the partner may have the option to sell its interest in the venture to DocGo or acquire DocGo’s stake at a predetermined price, even if the venture is beneficial to DocGo and in DocGo’s interest to continue the venture. If one of DocGo’s ventures or any of its strategic partners is subject to a regulatory investigation or legal dispute or is otherwise the subject of any negative publicity, DocGo may be associated with the matter and be similarly harmed, regardless of whether the specific partnership or DocGo itself had any connection to the underlying matters. In addition, DocGo may, in certain circumstances, be liable for the actions of its partners. Contractual relationships such as these can also raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual relationships between a party that makes referrals and a party that receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if not appropriately structured. Any of the foregoing risks or other risks related to DocGo’s reliance on its strategic partners and other relationships could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.
DocGo’s business strategy depends heavily on achieving economies of scale because its initial up-front investment is costly and the associated revenue is recognized on a ratable basis. DocGo devotes significant resources to establish relationships with its clients and implement its solutions. DocGo typically incurs higher variable costs for labor and medical and other supplies in the initial stages of a project, as the focus at that stage is on ensuring that the projects are staffed and stocked properly, even at the risk of temporarily overstaffing the project until revenue achieves the anticipated scale. These risks are heightened when the client is a large enterprise, such as DocGo’s healthcare provider or government partners. See “—Risks Related to DocGo’s Business and Industry—DocGo’s reliance on government contracts could adversely affect its business” below. Accordingly, DocGo’s results of operations depend, in substantial part, on its ability to maintain and grow its relationships with customers over time, allowing DocGo to build economies of scale and recoup up-front costs. Additionally, as DocGo’s business grows, its client acquisition costs could outpace its build-up of recurring revenue, and DocGo may be unable to successfully manage its total operating costs to achieve profitability, or if achieved, to maintain profitability. If DocGo fails to achieve appropriate economies of scale or if it fails to manage or anticipate demand, its business, financial condition and results of operations could be materially adversely affected.
The growth of DocGo’s business depends, in part, on its ability to execute on its acquisition strategy.
A significant portion of DocGo’s historical growth has occurred through acquisitions, such as its acquisition of Government Medical Services, LLC, Ryan Brothers Ambulance Fort Atkinson, LLC, Exceptional Medical Transportation, LLC and Community Ambulance Service Ltd in 2022 and Cardiac RMS, LLC in 2023, and DocGo may continue to grow through acquisitions in the future. DocGo’s growth strategy is primarily focused on geographic expansion, often as part of growing its relationship with an existing healthcare provider partner, and acquisitions may help DocGo obtain the infrastructure, licenses or other resources necessary to enter new markets in the future. DocGo evaluates, and expects to continue to evaluate, a variety of possible acquisition opportunities as they arise.
DocGo cannot predict the timing of any contemplated transactions, and there can be no assurances that DocGo will identify suitable acquisition opportunities in the geographies into which it expects to grow or, if it does, that any transaction can be consummated on terms acceptable to it, if at all. DocGo also competes for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than DocGo. A significant change in DocGo’s business; macroeconomic factors, including inflationary pressures, rising interest rates and recessionary fears; unexpected decreases in cash flows; tightening of the capital markets; or any restrictions imposed by DocGo’s debt obligations may limit its ability to obtain the necessary capital for acquisitions or otherwise impede its ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger regulatory review by governmental agencies, including the U.S. Department of Justice and the U.S. Federal Trade Commission, under their respective regulatory authority. Any delay, prohibition or modification required by regulatory authorities for competitive purposes or otherwise could adversely affect the terms of a proposed acquisition or could require DocGo to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms, or at all, could adversely affect DocGo’s business, financial condition and results of operations.
DocGo’s acquisition strategy exposes it to significant risks and additional costs.
Acquisitions involve risks that the businesses acquired will not perform as expected or provide sufficient infrastructure and other resources necessary to operate in a given geography, and DocGo’s judgments regarding the values, strengths and weaknesses and profitability of acquired businesses may prove to be wrong. DocGo may be held liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, liabilities for regulatory violations and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of client relationships and other acquired assets, such as goodwill. DocGo may also incur costs and experience inefficiencies to the extent an acquisition expands the services, markets or geographies in which it operates. Acquisitions may require that DocGo incur additional debt to finance the transaction, which could be substantial and limit its operating flexibility or, alternatively, acquisitions may require that DocGo issue shares of its Common Stock as consideration, which could dilute share ownership. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities or other obligations. DocGo’s recent growth and its acquisition strategy have placed, and may continue to place, significant demands on management’s time, which may divert their attention from DocGo’s day-to-day business operations and may lead to significant due diligence and other expenses regardless of whether DocGo pursues or consummates any potential acquisition. DocGo also may not be able to manage its growth resulting from acquisitions due to the number, diversity and geographic disparity of the businesses it may acquire or for other reasons. These and other risks related to acquisitions could adversely affect DocGo’s business, financial condition and results of operations.
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
Acquisitions require that DocGo integrate separate companies that have historically operated independently or as part of another, larger organization, and that have different systems, processes and cultures. DocGo may not be able to successfully integrate any business it has acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Risks related to the successful integration of an acquired business include:
•diverting the attention of DocGo’s management and that of the acquired business;
•merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;
•merging computer, technology and other information networks and systems, including enterprise resource planning systems and billing systems;
•assimilating personnel, human resources, billing and collections and other administrative departments and potentially contrasting corporate cultures;
•disrupting relationships with or losses of key clients and suppliers of DocGo’s business or the acquired business;
•interfering with, or loss of momentum in, DocGo’s ongoing business or that of the acquired company;
•failure to retain DocGo’s key personnel or that of the acquired company; and
•delays or cost-overruns in the integration process.
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
The medical transportation industry is highly competitive. In its Transportation Services segment, DocGo competes with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers and other regional and local private companies. The industry also includes several large national and regional providers such as Falck, Global Medical Response, SeniorCare EMS, Priority Ambulance, PatientCare EMS Solutions and Acadian Ambulance. Key competitive factors in the medical transportation services industry include the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also very important.

While the mobile health/telehealth market is in an early stage of development, it is also competitive and DocGo expects it to become increasingly competitive in the future, which could make it difficult for DocGo to succeed. Major competitors (in each case relative to only some of DocGo’s products or services) include much larger, national or regional telehealth or in-home healthcare service providers such as DispatchHealth, Modivcare, Addus HomeCare, Option Care Health, Teladoc, Amwell, Signify Health (acquired by CVS in March 2023), MedArrive, Biofourmis and One Medical (acquired by Amazon in February 2023). DocGo also believes there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as large health systems or payors, some of which may be DocGo customers or partners, may enter the space using consumer-grade video conferencing platforms such as Zoom and Twilio or develop innovative technologies or business activities that could be disruptive to the industry. Competition could also increase from large technology companies such as Apple, Amazon, Facebook, Verizon or Microsoft, who may develop their own telehealth or mobile health solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, CVS and others. Competition in the mobile health and telehealth industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth and efficacy of telehealth and mobile health services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value.
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
Negative media coverage could damage DocGo's reputation and harm its ability to bid for and win government and other contracts.

DocGo’s reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, the Company, its products or services, its management team and board of directors, its government contracts and its financial performance, regardless of whether such claims are accurate. For example, DocGo has been the subject of media coverage regarding certain of its contracts with New York City. Any such negative publicity could have an adverse effect on DocGo’s relationships with its customers, and accordingly, harm its ability to bid for and win government and other contracts. As a result, DocGo’s business, financial condition and results of operations may be adversely affected.
DocGo’s revenues could be adversely affected if it loses some or all of its business under existing contracts.
A significant portion of DocGo’s revenue growth has historically resulted from increases in the business and related fees it collects under existing contracts and the addition of new contracts. DocGo’s contracts with healthcare providers and other customers generally have terms of one to three years (in some cases automatically renewing), and some of its contracts are terminable by either of the parties upon notice of as little as 30 days. Even if DocGo has an existing contract with a healthcare provider, the contract does not create any exclusive relationship, and even if DocGo is given preferred status, the customer often still conducts business with one or more of DocGo’s competitors. For example, execution under DocGo’s medical transportation services contracts requires that an ambulance or other necessary fleet vehicle be available and within a certain proximity at the time of need and, if one is not available, the customer can and will seek alternative options. Furthermore, certain of DocGo’s contracts will expire during each fiscal period, and DocGo may be required to seek renewal of these contracts through a formal bidding process. Even if DocGo is successful in renewing the contract, the contract may contain terms that are not as favorable to DocGo as its current contracts. There can be no assurances that DocGo will successfully retain its existing contracts and any loss of contracts or reduction in services provided thereunder or under any renewal could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo’s reliance on government contracts could adversely affect its business.
In recent years, DocGo’s government contract work has represented a substantial portion of its overall revenue, representing approximately 73%, 64% and 65% of DocGo’s revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and maintaining and continuing to grow this revenues stream is an important part of DocGo’s growth strategy. However, government contract work is subject to significant risks and uncertainties. For example, only eligible parties can bid on and service most government contracts, which requires DocGo to comply with various statutes, rules, regulations and other governmental policies, including those related to wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing. If DocGo fails to comply with any of these requirements, it may be suspended or barred from government work or subject to various administrative sanctions and civil and criminal penalties and fines. Government contract work subjects DocGo to government audits, investigations and proceedings, which could also lead to DocGo being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs DocGo believes are reimbursable or to the ultimate amount DocGo may be paid under the agreement. Responding to audits can be costly, time-consuming and a significant distraction to management as well.
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
Additionally, governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated with little or no notice. Given the currently uncertain general economic outlook, whereby a recession could lead to a reduction in a government’s tax revenues, as well as potential changes in the controlling political party in these municipalities, who might be less favorably inclined toward government spending on healthcare and other social services, particularly as these services are provided to recent migrants, the long-term outlook for funding for certain government programs is uncertain. As a result, contracts with government agencies may only be partially funded or may be terminated, and DocGo may not realize all of the potential revenue from those contracts. Government contracts typically can be paused or canceled entirely at any time, in whole or in part, at the government’s convenience or the government can default with little or no prior notice. Under these circumstances, the contractor typically receives payment only for the lesser of the work completed or the amount authorized under the contract, but not the anticipated revenue and profit that could have been earned had the contract been completed. A temporary stoppage or delay or the complete cancellation of a project can create inefficiencies, such as leaving portions of DocGo’s fleet idle for a significant period of time, cause DocGo to lose some or all of its investment in the project or result in financial and other damages that DocGo may not be able to recover from the government. The timing of project awards, including expansions of existing projects, is also unpredictable and can involve complex and lengthy negotiations and competitive bidding processes.
Federal, state and local governments may also from time to time adopt, implement or modify certain policies or directives that may adversely affect DocGo’s business. For example, governments may in the future review their use of for-profit service providers such as DocGo and may cancel or decide not to renew existing contracts or opt not to enter new contracts with such providers. Changes in government policy or the political landscape relating to immigration or population health programs may also result in a decrease in DocGo’s government contract work and related revenues.
Other risks associated with government contracting include more extended collection cycles, due in part to the sometimes prolonged contract registration process, and heightened or unlimited indemnification obligations. Any failure to maintain and grow DocGo’s government contract revenues for one or more of these or any other reasons could adversely affect DocGo’s business, financial condition and results of operations.
A significant portion of DocGo’s recent revenue growth is derived from a small number of large customers.
A significant portion of DocGo’s revenues and income growth in 2023 was derived from a from a limited number of customers. For the year ended December 31, 2023, one customer accounted for approximately 40% of total revenues, while another customer accounted for approximately 21% of total revenues. DocGo’s largest customer is a public benefit corporation, operating and provisioning services on behalf of a variety of municipal agencies. DocGo’s services for this customer are provided under several different contracts, spanning a variety of projects. These contracts are not guaranteed and are terminable at will by the customer, in some cases in as little as 15 days’ notice. However, termination of any one of those particular contracts does not necessarily indicate a greater likelihood of termination of any of the customer’s other contracts, as these contracts are awarded on a per project basis, with each project running independently of the others. DocGo’s second largest customer is a municipal agency, and therefore contracts with this customer are subject to the risks described above in the risk factor titled “—DocGo’s reliance on government contracts could adversely affect its business.” DocGo cannot assure you that these customers or other large customers will continue to do business with DocGo on terms or at rates currently in effect, if at all, or will not elect to do business with DocGo’s competitors or otherwise perform their own services themselves. The loss of one of DocGo’s top customers, if not offset by revenues from new or other existing customers, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s participation in partnerships based value-based reimbursement models may have a material adverse effect on its business, financial condition and results of operations.

Part of DocGo’s strategy is to enter into partnerships with health plans based on value-based reimbursement models that involve risk-sharing. These payment models are specifically designed to improve patient health outcomes while reducing overall costs, as reimbursement is tied to quality of care and effectively managing total cost of care. However, there can be no assurance that such models will be profitable to DocGo. Under these arrangements, DocGo may agree to assume partial or full risk for monthly deficits in funds established to provide care to patients in exchange for receiving the benefit of any surpluses. If DocGo is unable to accurately predict, price for and manage costs, such partnerships may not be profitable, and DocGo’s results of operations could be materially and adversely affected.

In addition, DocGo intends to enter these partnerships as pilot programs, and there is no assurance that they will continue or be renewed. Further, many states do not have a well-developed body of law or regulatory guidance for these models. As a result, new and existing laws, regulations or regulatory guidance could subject DocGo to the risk of restructuring or terminating these partnerships, as well as regulatory enforcement, penalties and sanctions if state or federal government enforcement agencies disagree with DocGo’s interpretation of applicable laws. These and other risks related to DocGo’s participation in partnerships based on value-based reimbursement models may have a material adverse effect on its business, financial condition and results of operations.
DocGo may enter into a large-scale deployment of resources in response to a national emergency as a subcontractor to FEMA or other similar entities, which may adversely affect DocGo’s business.
DocGo does not believe that a FEMA deployment would adversely affect its ability to service its customers, and DocGo is not contractually obligated to respond to FEMA requests. However, if management elects to participate in response to a national emergency, any significant FEMA deployment would require significant management attention and could reduce DocGo’s ability to pursue other opportunities, including its geographic expansion and growth strategies, which could have an adverse effect on DocGo’s business, financial condition and results of operations.
The COVID-19 pandemic has had, and a future health crisis may have, a material impact on DocGo’s business.
The COVID-19 pandemic and related direct and indirect impacts adversely affected, and a future health crisis may adversely affect, DocGo’s Transportation Services segment. COVID-19 also heightened, and a future health crisis may heighten, various risks related to DocGo’s business.
For example, should there be a health crisis among DocGo’s employees in one or more of its markets, DocGo may need to significantly reduce or cease operations in that market. DocGo’s cost structure may also be adversely impacted by a health crisis. A number of DocGo’s suppliers were negatively impacted by the COVID-19 pandemic, and there were significant disruptions in its supply chains, particularly with respect to the personal protective equipment (“PPE”) that DocGo’s healthcare professionals require to do their jobs. Shortages in the availability of PPE have limited, and in the future may limit, DocGo’s ability to meet demand and provide its services to customers in a timely manner. Limitations on the availability or increases in the price of PPE have and could in the future continue to adversely affect DocGo’s business and results of operations.
A health crisis may adversely affect many industries as well as the economies and financial markets of many countries, including the United States, potentially causing a significant deceleration of economic activity. Such a slowdown could reduce production, decrease demand for a broad variety of goods and services, diminish trade levels and lead to widespread corporate downsizing, causing a sharp increase in unemployment. A health crisis may also disrupt and cause extreme volatility in the global capital markets, which may increase the cost of capital. The long-term impact of a health crisis, such as COVID-19, on the U.S. and world economies is uncertain.

The degree to which a health crisis impacts DocGo’s business operations, strategy, financial condition and results of operations depends on future developments, which are highly uncertain, continuously evolving and unpredictable, including, but not limited to, the severity of any new outbreaks, resurgences and variants, actions taken to contain resurgences or variants or to address their impact, and other effects. Such impacts could have a material adverse impact on DocGo’s business, strategy and financial condition.
Risks Related to DocGo’s Limited Operating History
DocGo’s limited operating history may make it difficult to evaluate its business, which may be unsuccessful.
DocGo has a limited operating history. As such, there is limited information on which to base an evaluation of its business and prospects. DocGo’s operations are subject to all of the risks inherent in the establishment of a recently formed business, including adding management personnel, managing general expenditures and managing the timing of payments to vendors and cash receipts from customers, and its success may be limited by unexpected expenses, difficulties, inefficiencies, complications and delays, including the need for additional financing, challenges with the successful commercialization of its services and its geographic expansion, market and customer acceptance of its services and technologies, unexpected issues with federal or state regulatory authorities, competition from larger operations, uncertain intellectual property protection, fluctuations in expenses and dependence on corporate partners and collaborators. Any failure to successfully address these and other risks and uncertainties commonly associated with early-stage companies could seriously harm DocGo’s business and prospects, and it may not succeed given the challenges it faces in the markets in which it operates or may choose to expand into in the future. Additionally, DocGo’s strategy of providing healthcare transportation services with significant reliance on a mobile platform is novel, the mobile health and telehealth industry is nascent and still evolving, and there are no well-established companies offering the “last-mile” mobile health solutions that DocGo offers, all of which carry their own unique risks, including market and consumer acceptance and adoption. Any evaluation of DocGo’s business and its prospects must be considered in light of these factors and the other risks and uncertainties frequently encountered by companies in this early stage of development. No assurance can be given that DocGo will be able to successfully navigate these issues or implement any of its growth strategies in a timely or effective manner, which could negatively impact DocGo’s business, financial condition and results of operations.

Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts. The Company estimates that COVID testing related revenue for 2021 was approximately $110 million and $75 million in 2022. However, as the COVID-19 pandemic has reached endemic levels and the public health emergency declaration has ended, demand for COVID-related products has subsided, DocGo’s COVID testing-related revenues have declined, and in 2023 such revenues represented an insignificant proportion of the Company’s overall revenues. DocGo’s future growth will be driven by its ability to continue to replace these COVID-testing-related revenues with other revenue streams. DocGo’s ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to predict revenue and expense levels and plan for and model future growth.
DocGo has a history of losses, expects its operating expenses to increase significantly in the foreseeable future and may not achieve or sustain profitability.
Prior to the Business Combination, Ambulnz recorded a net loss each fiscal year from its inception in 2015 to 2021, including a net loss of $14.8 million for the fiscal year ended December 31, 2020. As of December 31, 2023, DocGo had an accumulated deficit of approximately $21.4 million. While DocGo has historically been able to generate revenues and believes its business strategy provides for predictable revenue streams in future periods, its revenues may not increase in future periods, and it may resume incurring net losses for some time as it continues to grow. Even if DocGo generates net income in a given year, there remains the likelihood that it could incur net losses in any given quarter, given the fluctuating nature of revenues and expenses, particularly given the significant costs that are incurred during the beginning stages of new projects, coupled with marketing and personnel costs incurred for developing potential new business lines. It is difficult for DocGo to predict its future results of operations, and it expects its operating expenses to increase significantly over the next several years as it continues to expand its operations and infrastructure, acquire additional vehicles, hire additional personnel, make and integrate future acquisitions and invest in technology and research and development. If DocGo fails to increase its revenue to offset the increases in its operating expenses, DocGo may not achieve or sustain profitability in the future.

If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.
Since DocGo’s inception, it has experienced rapid growth in the United States and more recently, internationally in the United Kingdom, and it expects to continue to grow in the future. For example, prior to the Business Combination, the revenues of Ambulnz were approximately $30.9 million for the year ended December 31, 2017, and the revenues of DocGo were approximately $624.3 million for the year ended December 31, 2023. In addition, DocGo’s employee base has grown to over 4,000 employees (exclusive of independent contractors and agency employees) as of December 31, 2023. This growth has placed, and may continue to place, significant strain on DocGo’s management, its operational and financial infrastructure and its controls and procedures, which may not be adequate to support this growth or sustain further expansion in the future.
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
The expansion and increasing complexity of DocGo’s business has placed significant strain on its operations, personnel and systems and further growth in the future could restrict DocGo’s ability to develop and improve its operational, financial and management controls and enhance its reporting systems and procedures. If DocGo is not able to effectively manage this expansion in its operations and attract, train and retain additional qualified personnel in an efficient manner, DocGo’s operations and services will be adversely affected and its customers may choose one or more of its competitors. Additionally, DocGo’s failure to maintain or upgrade its technology infrastructure effectively to support its growth or otherwise maintain its technological competitive advantage could result in unanticipated system disruptions, slow response times or an unsatisfactory customer experience, any of which could cause DocGo to no longer be in compliance with the minimum service levels required by certain customer contracts. An inability to maintain effective management, financial and reporting systems, controls and procedures could adversely affect DocGo’s ability to provide timely and accurate financial information or result in a misstatement of account balances or disclosures. If DocGo is unable to effectively manage its recent or future growth, its operations, business, financial condition and results of operations could be adversely affected.
Risks Related to Information Technology
DocGo relies on data center providers, Amazon Web Services (“AWS”), Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and DocGo’s own systems for providing services to DocGo’s clients and consumers, and any failure or interruption in the services provided by these third parties or DocGo’s own systems could expose DocGo to disputes, litigation and negatively impact DocGo’s relationships with clients, adversely affecting DocGo’s brand and DocGo’s business. Such disputes and litigation could cause DocGo to incur significant additional legal and other expenses.
DocGo relies on two geographically dispersed data centers, one in the United States and one in the United Kingdom, as well as AWS to serve its clients and consumers. While DocGo has virtual access to its data center servers, DocGo does not control the operation of these facilities or AWS. The owners of DocGo’s data center facilities and AWS have no obligation to renew their agreements with DocGo on commercially reasonable terms, or at all. If DocGo is unable to renew these agreements on commercially reasonable terms, or if there is a change of control of one of DocGo’s data center operators or AWS, DocGo may be required to transfer its servers and other infrastructure to new data center facilities, and DocGo may incur significant costs and possible service interruption in connection with doing so. Problems faced by DocGo’s third-party data center locations or AWS with the telecommunication network providers with whom DocGo or they contract, or with the systems by which DocGo’s telecommunications providers allocate capacity among their clients, including DocGo, could adversely affect the experience of DocGo’s clients and consumers. DocGo’s third-party data center operators or AWS could also decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by DocGo’s third-party data center operators, AWS or any of the service providers with whom they or DocGo contract may have negative effects on DocGo’s business, the nature and extent of which are difficult to predict.

Additionally, if DocGo’s data centers or AWS is unable to meet DocGo’s growing needs for capacity, this could have an adverse effect on DocGo’s business. For example, a rapid expansion of DocGo’s business could affect the service levels at DocGo’s data centers or cause such data centers and systems to fail. Any changes in third-party service levels at DocGo’s data centers or AWS or any disruptions or other performance problems with DocGo’s solution could adversely affect DocGo’s reputation and may damage DocGo’s clients’ and consumers’ stored files or result in lengthy interruptions in DocGo’s services. Interruptions in DocGo’s services may reduce DocGo’s revenue, cause it to issue refunds to clients for prepaid and unused subscriptions, as well as result in penalties related to service level credits and uptime, subject DocGo to potential liability or adversely affect client renewal rates.
In addition, DocGo’s ability to deliver its Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. DocGo’s services are designed to operate without interruption in accordance with DocGo’s service level commitments. However, DocGo has experienced, and may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of DocGo’s systems, DocGo may experience an extended period of system unavailability, which could negatively impact DocGo’s relationship with clients and customers. To operate without interruption, both DocGo and its service providers must guard against:
•damage from fire, power loss, natural disasters and other force majeure events outside DocGo’s control;
•communications failures;
•software and hardware errors, failures and crashes;
•security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•other potential interruptions.
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
DocGo exercises limited control over third-party vendors, including AWS, which increases DocGo’s vulnerability to problems with technology and information services such vendors provide. Interruptions in DocGo’s network access and services related to third-party technology and information services may reduce DocGo’s revenues, cause DocGo to issue refunds to clients, subject DocGo to potential liability and adversely affect client renewal rates. Although DocGo maintains a security and privacy damages insurance policy, the coverage under DocGo’s policies may not be adequate to compensate DocGo for all losses that may occur related to the services provided by DocGo’s third-party vendors. In addition, DocGo may not be able to continue to maintain adequate insurance coverage at an acceptable cost, if at all.
DocGo’s ability to rely on these services of third-party vendors, including AWS, could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect DocGo’s relationships with its clients and damage its reputation. This could materially and adversely impact DocGo’s business, financial condition and operating results.
DocGo’s proprietary software may not operate properly, which could damage DocGo’s reputation, give rise to claims against DocGo or divert application of DocGo’s resources from other purposes, any of which could harm DocGo’s business, financial condition and results of operations.
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
Moreover, data services are complex and those DocGo offers have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in DocGo’s existing or new software-based products and services may arise in the future and may result from interface of DocGo’s solution with systems and data that DocGo did not develop and the function of which is outside of DocGo’s control or undetected in its testing. These defects and errors, and any failure by DocGo to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to DocGo’s reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing DocGo’s solution. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on DocGo’s financial condition and results of operations.
DocGo invested in and implemented upgraded information systems and processes in 2023. While DocGo expects these investments to provide incremental advantages, DocGo cannot assure you that all enhancements will be completed in a timely manner and DocGo’s budget or that such enhancements will be sufficient to meet the expectations of DocGo’s current and prospective customers.
If DocGo cannot implement its solution for clients or resolve any technical issues in a timely manner, DocGo may lose clients and its reputation may be harmed.
DocGo’s clients utilize a variety of data formats, applications and information systems, and DocGo’s solution must support clients’ data formats and integrate with complex enterprise applications and information systems. If DocGo’s enterprise software does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then DocGo must configure its enterprise software to do so, which increases DocGo’s expenses. Additionally, DocGo does not control its clients’ implementation schedules. As a result, if DocGo’s clients do not allocate the internal resources necessary to meet their implementation responsibilities, or if DocGo faces unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, DocGo could incur significant costs, clients could become dissatisfied and decide not to increase utilization of DocGo’s solution or not to implement DocGo’s solution beyond an initial term of commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize DocGo’s client relationships.
DocGo’s clients depend on DocGo’s support services to resolve any technical issues relating to DocGo’s solution and services, and DocGo may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as DocGo increases the size of its client, member and patient bases. DocGo may also be unable to modify the format of its support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, DocGo may be unable to provide satisfactory support services to its consumers. Further, if DocGo is unable to address consumers’ needs in a timely fashion or further develop and enhance its solution, or if a client or member is not satisfied with the quality of work performed by DocGo or with the technical support services rendered, then DocGo could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and DocGo’s profitability may be impaired. In addition, clients’ dissatisfaction with DocGo’s solution could damage its ability to expand the number of software-based products and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationship with DocGo or renew on less favorable terms. Moreover, negative publicity related to DocGo’s client relationships, regardless of its accuracy, may further damage DocGo’s business by affecting its reputation or ability to compete for new business with current or prospective clients. If any of these were to occur, DocGo’s revenue may decline and its business, financial condition and results of operations could be adversely affected.
DocGo’s reliance on third-party software could adversely affect its business.
DocGo’s success depends in part on its integrations and relationships with third-party software providers, particularly with the development and expansion of DocGo’s offerings and technologies. DocGo also relies on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit electronic medical records and other personal patient information. DocGo uses third-party software internally as well, including for communication purposes. If these third parties cease to provide access to the software that DocGo uses, the software is not available on terms that DocGo believes to be reasonable, or the software is not available in the most current version, DocGo may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Some of DocGo’s technology partners may also take actions that disrupt the utility of the software to DocGo or the interoperability of DocGo’s platform with its own products or services, or exert strong business influence on DocGo’s ability to operate and distribute its platform or the terms on which it does so. Additionally, third-party services and products are constantly evolving, and DocGo may not be able to modify its operations or platform to assure its compatibility with that of other third parties following development changes. DocGo’s third-party licenses are typically non-exclusive and its competitors may obtain the right to use any of the technology covered by these licenses to compete directly with it. If any of DocGo’s technology partners limits access or modifies their products, standards or terms of use in a manner that degrades the functionality or performance of DocGo’s platform, that is otherwise unsatisfactory or adverse to DocGo, or that gives preferential treatment to competitive products or services, DocGo’s business, financial condition and results of operations could be adversely affected.
Some of DocGo’s software and systems contain open-source software, which may pose particular risks to DocGo’s proprietary software, technologies, products and services in a manner that could harm its business.
DocGo uses software licensed to DocGo by third-party developers under “open source” licenses in connection with the development or deployment of its proprietary software and expects to continue to use open-source software in the future. Some open-source licenses contain express requirements, which may be triggered under certain circumstances, that licensees make available source code for modifications or derivative works or prohibit such modifications or derivative works from being licensed for a fee. Although DocGo monitors its use of any open-source software to avoid subjecting its platform to such requirements, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on DocGo’s ability to develop or use its proprietary software. DocGo may face claims from third parties demanding the release or license of the open-source software or derivative works that DocGo developed from such software (which could include its proprietary source code) or otherwise seeking to enforce the terms of applicable open-source licenses. These claims could result in litigation and could require DocGo to publicly release portions of its proprietary source code or cease distributing or otherwise using the implicated solutions unless and until DocGo can re-engineer them.
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
Security breaches, loss of data and other disruptions or cybersecurity incidents could compromise sensitive business, customer or patient information or prevent DocGo from accessing critical information and expose it to liability, which could adversely affect DocGo’s business.
DocGo is highly dependent on information technology networks and systems, including on-site systems, managed data center systems and cloud-based computing center systems, to securely process, transmit and store sensitive data and information, such as PHI and other types of personal data or PII relating to its employees, customers, patients and other confidential or proprietary business information. Computer malware, viruses, spamming and phishing attacks and attempts to gain unauthorized access have become more prevalent, have occurred on DocGo’s systems in the past and may occur on DocGo’s systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors or intentional acts by DocGo’s employees or third-party service providers, breaches in the security of these systems or platforms or other cybersecurity incidents. These and other issues can create system disruptions, shutdowns or unauthorized access to, or disclosure, exfiltration, manipulation, corruption, loss or modifications of, such sensitive data or information, including PHI or PII. DocGo also utilizes third-party service providers for important aspects of the collection, storage, processing and transmission of this sensitive information and therefore is dependent on these third parties to similarly manage cybersecurity risks.
Because of the sensitivity of PHI, other PII and other sensitive information that DocGo and its service providers collect, store, transmit, and otherwise process, the security of DocGo’s technology platform and other aspects of its services, including those provided or facilitated by DocGo’s third-party service providers, are important to DocGo’s operations and business strategy. DocGo takes certain administrative, physical and technological safeguards to address these risks, such as requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such information. DocGo attained ISO 27001 certification for its subsidiary Dara Technologies, LLC (“Dara”) in November 2021 and is also in the process of upgrading the entire Company’s systems to be Service Organization Controls (“SOC”) 2 compliant. Measures taken to protect DocGo’s systems, those of its contractors or third-party service providers, or the PHI, other PII, or other sensitive information DocGo or its contractors or third-party service providers process or maintain, may not adequately protect DocGo from the risks associated with the collection, storage, processing and transmission of such sensitive information. Additionally, updates or upgrades to systems, including those currently underway with respect to SOC 2 compliance, are time-consuming and costly, may not be effective in preventing data breaches or operate as designed and could create new inefficiencies or vulnerabilities. DocGo may also be required to expend significant capital and other resources to address problems caused by security breaches or other cybersecurity incidents. Despite DocGo’s implementation of security measures, cyberattacks are becoming more sophisticated and frequent. As a result, DocGo or its third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures. If DocGo is unable to earn and/or maintain necessary certifications, including ISO 27001 certification for Dara and SOC 2 compliance for the entire Company, it could result in reputational harm and customer churn and adversely affect DocGo’s ability to provide its services. As a result, DocGo’s revenue may decline and its business, financial condition and results of operations may be adversely affected.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI, other PII or other sensitive information that DocGo or its contractors or third-party service providers maintain or otherwise process, could harm DocGo’s reputation; compel it to comply with breach notification laws; cause it to incur significant costs for remediation, fines, penalties, notification to individuals or measures intended to repair or replace systems or technology and to prevent future occurrences; cause potential increases in insurance premiums; and require DocGo to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If DocGo is unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that DocGo has been unable to do so, its operations or the functionality of its technology could be disrupted; it may be unable to provide access to its systems; it could lose customers; it could see negative repercussions to its reputation, adverse impacts on customers, loss of customer and investor confidence, and financial loss; and it could be subject to governmental investigations or other actions, regulatory or contractual penalties, and other claims and liabilities. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harms. Further, disclosure or media reports of actual or perceived security vulnerabilities to DocGo’s systems or those of its third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions, oversight, and scrutiny.
Any such cybersecurity incident or interruption of DocGo’s systems or those of any of its third-party service providers could compromise DocGo’s networks or data security processes, and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such cybersecurity incident, interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, and regulatory penalties. A cybersecurity incident, unauthorized access, loss or dissemination could also disrupt DocGo’s operations, including its ability to perform its services; access customer and patient health information; collect, process, and prepare company financial information; and provide information about DocGo’s current and future services. Any such cybersecurity incident could also compromise DocGo’s trade secrets and other proprietary information, which could adversely affect DocGo’s business and competitive position. While DocGo maintains insurance covering certain data security and privacy damages and claim expenses, such insurance coverage may not be sufficient to compensate for all costs and liabilities, and even if covered, it would not address the reputational damage that could result from a security incident.
As of the date of this filing, DocGo has not been materially impacted by any security breaches to its technology platform, including its on-site systems, managed data center systems and cloud-based computing center systems.

Risks Related to DocGo’s Operations
DocGo’s success depends on its key management personnel.
DocGo’s success depends to a significant degree upon the contributions of certain key management personnel. The loss of any of DocGo’s key personnel could affect its ability to run its business effectively. DocGo’s success will depend on its ability to retain its current management and to develop, attract and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and DocGo cannot assure you that it can retain its key personnel or that its succession planning will prove effective. The loss of a member of senior management requires the remaining executive officers and the Board of Directors of DocGo (the “Board”) to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in DocGo’s key personnel positions, including executive positions, on a timely basis could adversely affect its ability to implement its business strategy, which would negatively impact its results of operations.
DocGo’s labor costs are significant and any inability to control those costs could adversely affect its business.
Labor expenses (which includes both directly employed personnel as well as subcontracted labor) are DocGo’s largest cost, representing approximately 73%, 69% and 60% of its 2023, 2022 and 2021 revenues, respectively. DocGo competes with other healthcare providers in a highly competitive labor market to attract healthcare professionals, including EMTs, paramedics and nurses, to support its operations. In some markets in which DocGo operates, the lack of availability of clinical personnel has become a significant operating issue that all healthcare providers face. This labor shortage has required, and could continue in the future to require, DocGo to increase wages and benefits to recruit and retain qualified personnel or to identify and contract with more expensive temporary personnel. DocGo also depends on the available labor pool of technology-skilled workers in certain of the markets in which it operates.
If DocGo’s labor costs increase, it may be unable to raise rates to offset these increased costs. In particular, because a significant percentage of DocGo’s revenue consists of fixed, prospective payments, its ability to pass along increased labor costs is limited. If labor costs rise at an annual rate greater than its revenues, DocGo’s results of operations and cash flows will likely be adversely affected.
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
The pool of qualified healthcare professionals, including EMTs, paramedics, LPNs and other nurses, available to staff DocGo’s broad spectrum of contracts and customer needs is limited, and DocGo invests significant resources to attract, train and retain these professionals. There is a relatively high rate of turnover in healthcare professional positions and, with DocGo’s expansion, its requirements in these positions have increased significantly. A significant number of employees have joined DocGo in recent years as it has grown, and DocGo’s success is dependent on its ability to maintain and instill its culture, align its talent with its business needs, engage its employees and inspire them to be open to change, innovate and maintain a customer-driven focus when delivering DocGo’s services. As such, DocGo’s ability to recruit, train and retain a sufficient number of qualified healthcare professionals has a direct impact on its operations.
From time to time DocGo has experienced, and it expects to continue to experience, difficulty in hiring and retaining healthcare professionals with appropriate qualifications, a difficulty that is amplified by the scope of the geographic and demographic diversity of the markets in which DocGo operates or may expand into in the future. In the United States, this difficulty is exacerbated by the currently tight labor market. Moreover, DocGo’s customers, including the healthcare providers with which it partners, have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts, which also decreases the number of healthcare professionals who may be qualified to staff certain of DocGo’s contracts. DocGo competes with other companies to recruit and retain these qualified healthcare professionals, including DocGo’s direct competitors, government and private emergency and first responders as well as healthcare providers, including DocGo’s partners and customers. Competition to fill these positions can be even greater in certain geographic regions, including more rural or economically depressed areas. If DocGo is unable to attract, train and retain highly qualified healthcare professionals, or if turnover rates are higher than it anticipates, it could have an adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s employees may work in challenging environments, which could result in liability or other costs that could adversely affect DocGo’s business.
DocGo’s employees may work in challenging environments that are highly regulated, and DocGo is subject to constantly evolving legal and regulatory frameworks. Consequently, DocGo is subject to heightened risk of legal claims or other regulatory enforcement actions. Although DocGo has implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that its team members, contractors or agents will not violate its policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations and may put DocGo’s employees and others in close proximity to potentially harmful environments or situations. These potentially harmful environments or situations may result in injuries to DocGo’s employees, which could result in liability to DocGo or delay the completion or commencement of DocGo’s services.
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

In addition, DocGo’s ability to collect on its receivables from government customers has been, and in the future may be, adversely impacted by government contract registration, invoicing and payment processes as well as audits. As a result of these factors, payments from government customers typically lag significantly behind the timing of DocGo’s payment obligations to vendors engaged to provide services to such customers.
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
DocGo must accurately assess the costs it will incur in providing its services in order to realize adequate profit margins and otherwise meet its financial and strategic objectives, particularly with respect to the expansion of its mobile health business. However, increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase, in particular due to labor shortages and other factors, make it more difficult to assess the costs associated with the pricing of new contracts, maintenance of existing contracts and pricing new services that DocGo has not previously offered. Starting new contracts and service offerings has typically resulted in a temporary negative impact to cash flow as DocGo absorbed various expenses before it was able to bill and collect revenue associated with the new contracts or services. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly and require more management time than DocGo anticipates. Any failure to accurately predict costs or the timing of payments from customers or to negotiate an adequate profit margin could have a material adverse effect on DocGo’s business, financial condition and results of operations.
If DocGo is unable to successfully develop new offerings and technologies or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, DocGo’s business could be adversely affected.
Technology, including the mobile technologies DocGo utilizes on its platform, is characterized by rapid change, changing consumer requirements, short product lifecycles, evolving industry standards and changing regulatory requirements. DocGo’s continued success and growth depend in part upon its ability to enhance its solutions with next-generation technologies and to develop or acquire and market new services to access new consumer populations. As DocGo’s operations grow, DocGo must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its infrastructure as the cost of technology increases. DocGo’s future success also depends on its ability to adapt its systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of its solutions in response to competitive services and offerings. DocGo may not be able to maintain its existing systems or replace or introduce new technologies and systems as quickly as DocGo would like or in a cost-effective manner.
There is no guarantee that DocGo will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that DocGo will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of DocGo’s competitors or future competitors will not result in DocGo’s present or future applications and services becoming uncompetitive or obsolete. If DocGo is unable to enhance its offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than DocGo’s offerings, its business, financial condition and results of operations could be adversely affected.
DocGo’s success will also depend on the availability of its mobile apps in app stores and in “super-app” environments, and the creations, maintenance and development of relationships with key participants in related industries, some of which may also be DocGo’s competitors. In addition, if accessibility of various apps is limited by government actions, the full functionality of devices may not be available to its members. Moreover, third-party platforms, services and offerings are constantly evolving, and DocGo may not be able to modify its platform to ensure its compatibility with those third parties. If DocGo loses such interoperability, DocGo experiences difficulties or increased costs in integrating its offerings into alternative devices or systems, or manufacturers or operating systems elect not to include DocGo’s offerings, make changes that degrade the functionality of its offerings or give preferential treatment to competitive products, the growth of DocGo’s business, financial condition and results of operations could be materially adversely affected. This risk may be exacerbated by the frequency with which individuals change or upgrade their devices. In the event individuals choose devices that do not already include or supports DocGo’s platform or do not install DocGo’s mobile apps when they change or upgrade their devices, member engagement may be harmed.
DocGo’s marketing efforts to help grow its business may not be effective.
Promoting awareness of DocGo’s brand, innovative technology and services is important to its ability to grow its business, attract and retain customers and gain market acceptance of its products and services, and these efforts can be costly. DocGo believes that much of the growth in its business is in part attributable to its marketing initiatives. DocGo’s marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if DocGo successfully increases revenue as a result of its paid marketing efforts, it may not offset the additional marketing expenses it incurs. Any factor that diminishes DocGo’s reputation or that of its brands, including adverse publicity or failing to meet the expectations of customers, could make it substantially more difficult for DocGo to attract new customers. If these marketing efforts are not successful, DocGo’s business, financial condition and results of operations could be adversely affected.

DocGo’s insurance coverage, including the reserves DocGo establishes with respect to its insurable losses, could adversely affect its business.
DocGo self-insures against certain losses. In connection with DocGo’s self-insurance programs, management establishes reserves for losses and related expenses within its self-insured retention limits, which represent estimates involving actuarial and statistical projections, at a given point in time, of DocGo’s expectations of the ultimate resolution and administration costs of losses it has incurred in respect of its liability risks. Insurance reserves are inherently subject to uncertainty. DocGo’s reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. DocGo uses these actuarial estimates to determine appropriate reserves, and DocGo’s reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While DocGo monitors claims closely when it estimates reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions DocGo uses in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in DocGo’s Consolidated Financial Statements. If DocGo determines that its estimated reserves are inadequate, it would be required to increase reserves at the time of the determination, which would reduce DocGo’s earnings in the period in which the deficiency is determined and could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo also maintains certain insurance coverage through third-party insurers. To the extent DocGo holds policies to cover certain groups of claims or relies on insurance coverage obtained by third parties to cover such claims, DocGo may still be responsible for losses. This could occur for a variety of reasons, including if DocGo or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims. Furthermore, for DocGo’s losses that are insured or reinsured through commercial insurance companies, it is subject to the “credit risk” of those insurance companies. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as DocGo expands the geographies in which it does business. As a result, adequate professional liability insurance may not be available to it in the future at acceptable costs or at all. While DocGo believes its commercial insurance company providers are creditworthy, there can be no assurance that such insurance companies will remain so in the future, and any failure of DocGo’s insurance coverage to adequately cover any losses could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo is required to make capital expenditures in order to remain competitive.
DocGo’s capital expenditure requirements primarily relate to maintaining, growing and upgrading its vehicle fleet and medical equipment to serve its customers and remain competitive. The aging of DocGo’s ambulance fleet requires DocGo to make regular capital expenditures, including to lease newer replacement ambulances to maintain its current level of service. DocGo’s net capital expenditures totaled $6.8 million, $3.2 million and $4.7 million in the years ended December 31, 2023, 2022 and 2021, respectively, representing acquisitions of property and equipment, less the proceeds from disposals of property and equipment. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require DocGo to invest significant capital in additional equipment or capacity in order to remain competitive. DocGo may also commit significant capital to acquiring new infrastructure to expand into new geographies. If DocGo is unable to fund any such investment, due to macroeconomic factors such as rising inflation, lack of access to the capital markets, rising interest rates or otherwise, or otherwise fails to invest in new ambulances, medical equipment or other infrastructure, its business, financial condition or results of operations could be materially and adversely affected.
DocGo’s international operations subject it to additional risks that could adversely affect its business.
DocGo currently provides healthcare transportation services in the United Kingdom and may further expand its operations and services internationally. In addition to the risks discussed elsewhere herein that are common to DocGo’s operations more generally, DocGo faces additional risks specific to its U.K. operations, including but not limited to:
•geopolitical, social, macroeconomic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, such as the war in Ukraine, conflict in Israel and rising tensions in the Taiwan Strait; pandemics and endemics; and an inflationary environment, rising interest rates and recessionary fears;
•difficulties and increased costs in developing, staffing and simultaneously managing foreign operations, including as a result of distance, cultural differences and labor shortages and expenses;

•restrictions and limitations on the transfer or repatriation of funds;
•fluctuations in currency exchange rates;
•costs and challenges associated with complying with varying legal and regulatory environments in the U.K., including privacy laws such as the U.K. General Data Protection Regulation and tax laws;
•laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
•potential for privatization and other confiscatory actions; and
•other dynamics in the U.K., any of which could result in substantial additional legal or compliance costs, liabilities or obligations for DocGo or could require it to significantly modify its current business practices or even exit the market.
Foreign operations bring increased complexity, and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the United Kingdom’s exit from the European Union (Brexit) and the uncertainty regarding how the agreements reached will operate, any of which could be material. International operations also carry financial risks such as those related to fluctuations in foreign currency exchange rates and disparate tax laws. These and other risks related to DocGo’s existing or future foreign operations, or the associated costs or liabilities, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents and/or other acts by third parties.
DocGo and its customers depend on the ability of its business to run smoothly, including the ability of its fleet of ambulances, which are often needed in times of emergency, to transport patients. Any material disruption caused by natural disasters, including, fires, floods, hurricanes, volcanoes and earthquakes (in each case, including due to climate change or otherwise); power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents; and other actions by third parties and other similar disruptions could cause DocGo to lose critical data and services and otherwise adversely affect DocGo’s ability to conduct business. Even with disaster recovery arrangements, DocGo’s services could be interrupted and DocGo’s insurance coverage may not compensate it for losses that may occur in the wake of such events. If any disruption results in the destruction of some or all of DocGo’s fleet, causes significant disruption to DocGo’s business, contributes to a general decrease in local, regional or global macroeconomic activity or otherwise impairs DocGo’s ability to meet customer demands, or if DocGo is not able to develop or execute on an adequate recovery plan in such circumstances, DocGo’s business, financial condition and results of operations could be materially adversely affected.
Rising inflation may negatively impact DocGo’s business and financial results.

The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate declined to 4.1% for the full year 2023 from 8.0% in 2022, it remains above historical averages. The increased inflation rate has had an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes in 2023, raising its benchmark rate (the “federal funds rate”) to the current level of 5.25-5.50% as of the date of this Annual Report. Looking into 2024, DocGo anticipates a continued moderation of the inflation rate as a result of the recent federal funds rate increases, with an annual rate similar to those witnessed in the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan. Efforts by the U.S. Federal Reserve to combat inflation by raising the federal funds rate could also impact DocGo’s financing costs for borrowings bearing interest at rates based on SOFR. As a result, DocGo’s business, operating results and cash flows may be adversely affected.

Risks Related to DocGo’s Intellectual Property
DocGo’s failure to protect or enforce its intellectual property rights could impair its ability to protect its technology and brand.
DocGo’s success depends in part on its ability to enforce and protect its intellectual property rights and technology, including its code, information, data, processes and other forms of information, know-how and technology. DocGo relies on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect its intellectual property and other proprietary rights. DocGo also enters into confidentiality and invention assignment agreements with certain of its employees and consultants and enters into confidentiality agreements with certain of its third-party providers and strategic partners. These laws, procedures and restrictions provide only limited protection, and any of DocGo’s intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated.
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
DocGo may be required to spend significant resources in order to establish, monitor and protect its intellectual property rights. DocGo may not always detect infringement of its intellectual property rights, and defending or enforcing its intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Any enforcement efforts, and litigation in particular, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of DocGo’s intellectual property. DocGo’s efforts to enforce its intellectual property rights may also be met with defenses, counterclaims and countersuits attacking the validity and enforceability of its intellectual property rights. An adverse determination of any litigation proceedings could put DocGo’s intellectual property at risk of being invalidated or interpreted narrowly and could put DocGo’s related pending patent applications at risk of not issuing. DocGo’s inability to protect its proprietary technology against unauthorized copying or use, as well as any costly litigation or extensive enforcement activities, could impair the functionality of DocGo’s platform, delay introductions of enhancements to the platform, result in DocGo’s substituting inferior or more costly technologies, harm DocGo’s reputation or brand and otherwise have a material adverse effect on its business, financial condition and results of operations.
Claims by others that DocGo infringed their proprietary technology or other intellectual property rights could adversely affect DocGo’s business.
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and DocGo’s competitors and other third parties may hold or have pending patent applications, which could be related to DocGo’s business. These risks have been amplified by the increase in third parties, which DocGo refers to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, DocGo may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
Many potential litigants, including some of DocGo’s competitors and non-practicing entities, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could be costly, time-consuming and a significant distraction to management. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, DocGo could risk compromising its confidential information during this type of litigation. In addition, in some instances, DocGo may agree to indemnify its clients against certain third-party claims, which may include claims that DocGo’s solutions infringe the intellectual property rights of such third parties. DocGo’s business could be adversely affected by any significant disputes between DocGo and its clients as to the applicability or scope of DocGo’s indemnification obligations to them. With respect to any intellectual property rights litigation or indemnification obligation, DocGo may need to negotiate a license to continue operations if found to be in violation of a third party’s rights, and these licenses may not be available on favorable or commercially reasonable terms, or at all. DocGo may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against it, DocGo may be subject to an injunction or other restrictions that prevent it from using the relevant intellectual property, or DocGo may determine it is prudent to agree to a settlement that restricts DocGo’s operations or its use of certain intellectual property, any of which could adversely affect DocGo’s business, financial condition and results of operations.
Risks Related to DocGo’s Legal and Regulatory Environment
DocGo could be subject to lawsuits for which it does not have sufficient reserves, which could have a material adverse effect on DocGo’s business, financial condition and results of operations.
Healthcare providers and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, healthcare transportation services can result in lawsuits related to vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Moreover, in the normal course of DocGo’s business, it has been and may continue to be involved in lawsuits, claims, audits and investigations, including those arising out of its billing practices, employment disputes, contractual claims and other business disputes for which DocGo may have no insurance coverage, and which are not subject to actuarial estimates. Some of these lawsuits may involve large claim amounts and substantial defense costs. As a public company, DocGo has also been named a defendant in a lawsuit involving its securities, and may continue to be involved in lawsuits, claims, audits and investigations related to its securities.
Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, which may or may not be covered by DocGo’s existing insurance or may require DocGo to modify its services or stop serving certain customers or geographies, all of which could negatively impact its existing business and ability to grow. DocGo may also become subject to periodic audits, which would likely increase its regulatory compliance costs and may require it to change its business practices or the scope of its operations. Managing legal proceedings, litigation and audits, even if DocGo achieves favorable outcomes, is time-consuming and diverts management’s attention from DocGo’s day-to-day business. The outcome of these matters or future claims and disputes are difficult to predict and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that DocGo’s expectations will prove correct, and even if these matters are resolved in its favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could have a material effect on DocGo’s results of operations in the period when it identifies the matter, and could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo is subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations and SEC rules and regulations, and changes to or the failure to comply with these laws and regulations could adversely affect DocGo’s business.

DocGo is subject to various federal, state, and local laws and regulations including the Employee Retirement Income Security Act of 1974 and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department

of Labor and OSHA. DocGo is also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations. In addition, as a public company, DocGo is subject to SEC rules and regulations.
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
As of December 31, 2023, 2022 and 2021, DocGo had aggregate federal net operating loss carryforwards of approximately $0, $35.3 million and $53.6 million, respectively. As of December 31, 2023, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $36 million, $2.6 million and $67.2 million, respectively. As of December 31, 2023, 2022 and 2021, DocGo had approximately $10.7 million, $1.5 million and $203 thousand respectively, of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017 (including by Ambulnz prior to the Business Combination) of approximately $35.3 million carry forward indefinitely, while the remaining federal net carryforwards of approximately $0 begin to expire in 2037. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. DocGo’s unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. DocGo may be unable to use these losses to offset income before such unused losses expire. However, U.S. federal net operating losses generated in 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset 80% of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act of 2017. In addition, if DocGo undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period), DocGo’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. Although the Business Combination did not constitute such an ownership change, DocGo may experience ownership changes in the future as a result of changes in its stock ownership, some of which may not be within DocGo’s control, which could materially reduce or eliminate DocGo’s ability to use these losses or tax attributes to offset future taxable income or tax and have an adverse effect on its business, financial condition and results of operations.
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
DocGo continues to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the foreign jurisdictions in which it operates. In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. President Biden has also provided informal guidance on tax law changes he may support. Among other things, proposed changes would raise the rate on both domestic and foreign income. If any of these proposals are ultimately enacted into legislation, they could materially impact DocGo’s tax provision, cash tax liability and effective tax rate.

Changes in accounting rules, assumptions or judgments could materially and adversely affect DocGo.
Accounting rules and interpretations for certain aspects of DocGo’s financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of DocGo’s financial statements. Furthermore, changes in accounting rules and interpretations or in DocGo’s accounting assumptions or judgments, such as asset impairments and contingencies, are likely to significantly impact its financial statements. In some cases, DocGo could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior period(s). Any of these circumstances could have a material adverse effect on DocGo’s business, financial condition and results of operations. For additional information, see the Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report.
DocGo’s internal control over financial reporting may not be effective, and its independent registered public accounting firm may not be able to certify as to their effectiveness, which could adversely affect DocGo’s business.
As a public company, DocGo has significant requirements for enhanced financial reporting and internal controls, including the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act’), which require management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. DocGo has made, and will continue to make, changes to its internal controls and procedures for financial reporting and accounting systems to meet its reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires DocGo to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. The measures DocGo takes may not be sufficient to satisfy its obligations as a public company, and if DocGo is unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause DocGo to fail to meet its reporting obligations on a timely basis, result in material misstatements in its Consolidated Financial Statements and harm its results of operations. As of December 31, 2023, DocGo is no longer an emerging growth company, and, as a result, its independent registered public accounting firm is required to formally attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 and may issue a report that is adverse in the event that it is not satisfied with the level at which DocGo’s controls are documented, designed or operating, or it may not issue an unqualified report.
To comply with the requirements of being a public company, DocGo may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The rules governing the standards that must be met for DocGo’s management to assess its internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls can divert management’s attention from other matters that are important to the operation of DocGo’s business. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, DocGo may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. DocGo’s testing, or the subsequent testing (if required) by its independent registered public accounting firm, may reveal deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of DocGo’s annual or quarterly Consolidated Financial Statements or disclosures that may not be prevented or detected. If DocGo identifies material weaknesses in its internal control over financial reporting or is unable to comply with the requirements of Section 404 or assert that its internal control over financial reporting is effective, or if DocGo’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting, investors may lose confidence in the accuracy and completeness of DocGo’s financial reports and the market price of its Common Stock could be negatively affected, and DocGo could become subject to investigations by the SEC or other regulatory authorities, any of which could have an adverse effect on DocGo’s business, financial condition and results of operations.
DocGo conducts business in the heavily regulated healthcare industry, and any failure to comply with these laws and government regulations could require DocGo to make significant changes to its operations and could have a material adverse effect on its business, financial condition and results of operations.
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
•the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•the criminal healthcare fraud provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide professional healthcare services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws;
•the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•similar state law provisions pertaining to false claims, self-referral and anti-kickback issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;
•the federal physician self-referral law under Section 1877 of the Social Security Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions applies, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act noted below;

•state laws that prohibit general business corporations, such as DocGo, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers; and
•laws that regulate debt collection practices.
DocGo’s ability to provide its services internationally is subject to similar laws and regulations in those jurisdictions, and the interpretation of these laws is evolving and varies significantly from country to county. As in the United States, many of these laws and regulations are enforced by governmental, judicial and regulatory authorities with broad discretion. Although similar to their U.S. counterparts in the subject matters addressed, these foreign laws may be very different in what is required of the business and how they regulate the underlying activities. DocGo cannot be certain that its interpretation of such laws and regulations are correct in how its structures its operations, its arrangements with its healthcare provider partners, services agreements and customer arrangements.
Many of these laws and regulations are complex, broad in scope and have few or narrowly structured exceptions and safe harbors. Often DocGo is required to fit certain activities within one of the statutory exceptions and safe harbors available, and it is possible that some of DocGo’s current or future business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws can be time-consuming, requires the commitment of significant resources and may prove costly. The risk of DocGo being found in violation of these laws and regulations is increased by the fact that many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. DocGo’s failure to accurately anticipate the application of these laws and regulations to its current or future business or any other failure or alleged failure to comply with legal or regulatory requirements could create liability for DocGo and negatively affect its business. Any action against DocGo for violation of these laws or regulations, even if DocGo successfully defends against it, could cause DocGo to incur significant legal expenses, divert management’s attention from the operation of the business and result in adverse publicity.
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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA. These laws and regulations are often uncertain, contradictory and subject to change or differing interpretations, and DocGo expects new laws, rules and regulations regarding privacy, data protection and information security to be proposed and enacted in the future. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”), a ballot measure approved by California voters in November 2020 that went into effect January 1, 2023, has had a profound impact on the privacy and data security landscape. As the first comprehensive consumer privacy legislation in the U.S., the CCPA created new consumer rights where applicable (some information may be exempt from most of CCPA’s/CPRA’s requirements if subject to HIPAA, for example), which were further expanded by the CPRA. A number of other states have followed suit, with some of those laws already in effect and others coming into effect between 2024 and 2026, creating a patchwork of overlapping but different state laws and thus complicating compliance efforts.
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
While DocGo has implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to or from DocGo by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection or information security may be interpreted and applied in a manner that is inconsistent with DocGo’s practices or those of third parties who transmit PHI and other PII or confidential information to DocGo. Additionally, as a business associate under HIPAA, DocGo may also be liable for privacy and security breaches of PHI and certain similar failures of DocGo’s subcontractors. Even though DocGo contractually requires its subcontractors to safeguard PHI as required by law, DocGo has limited control over their actions and practices. If DocGo or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that DocGo or these third parties change its or their practices, or criminal charges, which could adversely affect DocGo’s business. Complying with these various laws and regulations could cause DocGo to incur substantial costs or require it to change its business practices, systems and compliance procedures in a manner adverse to its business.
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
As one example, the telehealth industry is still relatively young, and DocGo’s ability to provide its telehealth solutions is directly dependent upon the development and interpretation of the laws governing remote healthcare, the practice of medicine and healthcare delivery in the applicable jurisdictions and more broadly. A few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. State medical boards have also established new rules or interpreted existing rules in their respective states in a manner that has limited the way telehealth services can be provided. Although the Covid-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services and many of these relaxed policies were either made permanent or extended through December 31, 2024 (the “Extension”), it is uncertain how long some of the relaxed policies will remain in effect. There can be no guarantee that upon expiration of the Extension such restrictions will not be reinstated or changed in a way that adversely affects DocGo’s current or future telehealth offerings.
Accordingly, DocGo must monitor its compliance with law in every jurisdiction in which it operates, on a regular basis. While DocGo believes that it has structured its contracts and operations in material compliance with applicable healthcare laws and regulations, the healthcare laws and regulations applicable to DocGo may be amended or interpreted in new or different ways that are adverse to DocGo, and new laws and regulations adverse to DocGo’s current or future business may be adopted in the future. There can be no assurance that DocGo will be able to successfully address changes in the current regulatory environment or new laws and regulations that may be implemented in the future, or that practices which are compliant now will continue to be so in the future. Any failure to comply with any changes to or new developments in the healthcare regulatory environment could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
DocGo generates a significant amount of revenues from Medicare, either directly or through MA plans, particularly in its healthcare transportation segment. Medicare revenues represent approximately 7.7%, 7.6% and 6.6% of DocGo’s revenues for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services DocGo provides. As a result, DocGo’s results of operations are, in part, dependent on government funding levels for Medicare programs and any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding or elimination of coverage for certain benefits or for certain individuals, could have a material adverse effect on DocGo’s business, financial condition and results of operations.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses DocGo for its services. Budget pressures often cause the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in DocGo’s revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. Although temporarily paused/reduced from May 1, 2020 through June 30, 2022 due to The Cares Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, the 2% reduction was reimposed as of July 1, 2022 and is still currently in effect as of the date of this filing.
Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Reductions to MA rates impacting DocGo may be greater than the industry average rate and the final impact of the MA rates can vary from any estimate DocGo may have. In addition, CMS may change the rules governing the Medicare program, including those governing reimbursement. Reductions in reimbursement rates or the scope of services being reimbursed could have a material adverse effect on DocGo’s business, financial condition and results of operations.
State and federal efforts to reduce Medicaid spending could adversely affect DocGo.
Certain of DocGo’s customers who are individuals are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. As a result, a small portion of DocGo’s revenue comes from Medicaid, accounting for approximately 1.4%, 1.8% and 1.1% of revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

Also, as part of the movement to repeal, replace or modify the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, DocGo cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the Affordable Care Act.
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

DocGo has been the subject of federal, state and municipal investigations, audits and compliance reviews and may be subject to additional investigations, audits and reviews in the future.
Companies in the broader healthcare industry are subject to a high level of scrutiny by various governmental agencies and their agents. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. For example, to enforce compliance with the federal laws, the U.S. Department of Justice and the OIG have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance, including compliance with the healthcare reimbursement rules and fraud and abuse laws. DocGo is also required to conduct periodic internal audits in connection with its third-party relationships and, in the ordinary course of business receives repayment demands from third-party payors based on allegations that its services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements that require investigation. Further, DocGo periodically conducts internal reviews of its regulatory compliance.
DocGo has been the subject of investigations, audits and reviews and may in the future be subject to additional investigations, audits and reviews by the government and its agents, a third-party or DocGo itself. Such investigations, audits and reviews could result in significant expense to DocGo in addition to adverse publicity and diversion of the management’s attention from DocGo’s business regardless of the outcome. Any adverse findings against DocGo could result in significant fines, penalties and other sanctions, any of which could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and could adversely affect DocGo’s business.
Many states have laws that prohibit business corporations such as DocGo from practicing medicine, employing physicians, exercising control over medical judgments or decisions of physicians or other healthcare professionals (such as EMTs and nurses), or engaging in certain business arrangements such as fee-splitting, with each of the foregoing activities collectively referred to as the “corporate practice of medicine.” In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Many of the states in which DocGo currently operates generally prohibit the corporate practice of medicine, and other states may as well, including those into which DocGo may expand in the future.
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
Risks Related to DocGo’s Indebtedness
DocGo’s future indebtedness could require that it dedicate a portion of its cash flows to debt service obligations and reduce the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect DocGo’s operating performance, growth, profitability and financial condition, which in turn could make it more difficult for it to generate cash flow sufficient to satisfy all of its obligations under its indebtedness.

As of December 31, 2023, DocGo had $25 million outstanding under a credit agreement, dated as of November 1, 2022, among DocGo, Citibank, N.A., as administrative agent (the “Agent”), and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90 million (the “Revolving Facility”). The borrowings under the Revolving Facility were used for general corporate purposes, including the funding of working capital needs. DocGo repaid all amounts outstanding under the Revolving Facility in February 2024, and no amounts are outstanding under the Revolving Facility as of the date of this Annual Report. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at DocGo’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. DocGo is also required to pay a commitment fee to the lenders under the Revolving Facility in respect of any unutilized commitments thereunder. Any future borrowings under the Credit Agreement or similar future arrangements could require that DocGo dedicate a portion of its cash flows to debt service payments. As a result, any such future indebtedness could reduce the funds that would otherwise be available for operations and future business opportunities, and payments of such debt obligations could limit DocGo’s ability to:
•obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;

•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into joint ventures;
•react to changes or withstand a future downturn in its business, the industry or the economy in general;
•meet expected demand growth, budget targets and forecasts of future results;
•engage in business activities, including future opportunities that may be in its interest; and
•react to competitive pressures or compete with competitors with less debt.
These limitations could adversely affect DocGo’s operating performance, growth, profitability and financial condition, which would make it more difficult for it to generate cash flow sufficient to satisfy its obligations under its future indebtedness.
DocGo’s ability to make scheduled payments on its future debt obligations also depends on its then-current financial condition, results of operations and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory and other factors discussed in these risk factors, and on other factors, some of which are beyond its control, including: the level of capital expenditures it makes, including those for acquisitions, if any; its debt service requirements; fluctuations in its working capital needs; its ability to borrow funds and access capital markets; and restrictions on debt service payments and its ability to make working capital borrowings for future debt service payments contained in the Credit Agreement.
If DocGo is unable to generate sufficient cash flow to permit it to meet its future debt obligations under the Credit Agreement or any future arrangements, then it would be in default and, in the case of the Credit Agreement, the Agent could accelerate repayment of all amounts outstanding under the Credit Agreement. If its indebtedness were to be accelerated, there can be no assurance that DocGo would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, under the Credit Agreement, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights.
DocGo might incur future debt, which could further increase the risks to its financial condition described above.

DocGo may incur significant indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains certain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also would not prevent DocGo from incurring obligations that do not constitute indebtedness, and additionally it has its borrowing capacity under the Revolving Facility, which as of December 31, 2023, had $25 million outstanding and an available borrowing capacity of approximately $65 million (which is subject to customary borrowing conditions). In February 2024, DocGo repaid all amounts outstanding under the Revolving Facility, and no amounts are outstanding under the Revolving Facility as of the date of this Annual Report. DocGo may be able to increase the commitments under the Revolving Facility by an additional aggregate principal amount of up to $50 million. DocGo’s future debt levels could further exacerbate the related risks to DocGo’s financial condition that it now faces.
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
The terms of the Credit Agreement and potential future debt arrangements could restrict its current and future operations, particularly its ability to respond to changes or to take certain actions.
The Credit Agreement imposes significant operating and financial restrictions on DocGo and may limit its ability to engage in acts that may be in its best interest, including restrictions on DocGo’s ability to:
•incur or guarantee additional indebtedness;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate; and
•transfer or sell assets.
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
Risks Related to Ownership of Common Stock
Nasdaq may delist DocGo’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject DocGo to additional trading restrictions.
The Common Stock is listed on Nasdaq under the symbol “DCGO.” DocGo is required to meet continued listing requirements for its securities to continue to be listed on Nasdaq, including having a minimum number of public securities holders and a minimum stock price. DocGo cannot assure you that it will continue to meet those listing requirements in the future.
If Nasdaq delists DocGo’s securities from trading on its exchange and DocGo is not able to list its securities on another national securities exchange, DocGo expects its securities could be quoted on an over-the-counter market. If this were to occur, it could face significant material adverse consequences, including:
•a limited availability of market quotations for its securities;
•reduced liquidity for its securities;
•a determination that the Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
The trading market for Common Stock relies in part on the research and reports that industry or financial analysts publish about DocGo or its business. DocGo does not control these analysts. In addition, some financial analysts may have limited expertise with DocGo’s model and operations. If one or more of the analysts who do cover DocGo downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of Common Stock could decline. Furthermore, if one or more of these analysts cease coverage of DocGo or fail to publish reports on it regularly, DocGo could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.
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
In addition, the shares of Common Stock reserved for future issuance under DocGo’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares of Common Stock reserved for future issuance under its equity incentive plans represents approximately 10.13% of outstanding Common Stock as of December 31, 2023. The compensation committee of the Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. DocGo has filed a Form S-8 under the Securities Act to register shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock issued pursuant to DocGo’s equity incentive plan and may file additional registration statements on Form S-8 in the future. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
In the future, DocGo may also issue its securities in connection with investments or acquisitions. The number of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of DocGo’s then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to DocGo’s stockholders.
DocGo’s share repurchase program may subject it to certain risks, and DocGo cannot provide any guarantees that it will repurchase Common Stock pursuant to its share repurchase program.

DocGo has adopted a share repurchase program to repurchase shares of its Common Stock. Although the Board has authorized the share repurchase program, the timing, manner, price and amount of any Common Stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. DocGo’s share repurchase program does not obligate it to acquire any Common Stock., and DocGo may discontinue the program at any time. If DocGo fails to meet any expectations related to share repurchases, it could have a material adverse impact on investor confidence and the market price of the Common Stock could decline. Additionally, price volatility of the Common Stock over a given period may cause the average price at which DocGo repurchases Common Stock to exceed the stock’s market price at a given point in time.
Any reduction or discontinuance by DocGo of repurchases of its Common Stock pursuant to its current share repurchase program could cause the market price of its Common Stock to decline. Moreover, in the event DocGo’s repurchases of its Common Stock are reduced or discontinued, its failure or inability to resume repurchasing Common Stock at historical levels could result in a lower market valuation of its Common Stock.

Anti-takeover provisions in DocGo’s organizational documents could delay or prevent a change of control.
Certain provisions of DocGo’s certificate of incorporation (as the same may be amended and/or restated from time to time) and bylaws (as the same may be amended and/or restated from time to time) may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by DocGo’s stockholders.
These provisions provide for, among other things:
•a classified board of directors;
•the ability of the Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at DocGo’s annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent;
•supermajority provisions to amend the bylaws and certain sections of the certificate of incorporation; and
•providing the Board with express authority to make, alter or repeal the bylaws.
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

DocGo’s certificate of incorporation designates, subject to limited exceptions, the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders and the federal district courts as the sole and exclusive forum for Securities Act claims, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with DocGo or its directors, officers, employees or stockholders.
DocGo’s certificate of incorporation provides that, unless DocGo, in writing, selects or consents to the selection of an alternative forum: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, is the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the U.S.; provided however, these provisions of the certificate of incorporation will not apply to suits brought to enforce a duty or liability created by the Exchange Act (as explained below).
As a result, any (1) derivative action or proceeding brought on behalf of DocGo, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to DocGo or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or DocGo’s certificate of incorporation or bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). Any person or entity purchasing or otherwise acquiring any interest in shares of DocGo’s capital stock shall be deemed to have notice of and to have consented to the provisions of the certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with DocGo or its directors, officers or other employees, which may discourage such lawsuits against DocGo and its directors, officers and employees. Alternatively, if a court were to find these provisions of DocGo’s certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings,

DocGo may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect DocGo’s business and financial condition.
DocGo’s certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
The market price and trading volume of Common Stock may be volatile, and the value of Common Stock has declined and could continue to decline.
Stock markets, including Nasdaq, have from time-to-time experienced significant price and volume fluctuations. The market price of the Common Stock has been and may continue to be volatile and has declined could continue to decline significantly, whether due to matters specific to DocGo or to general market conditions. In addition, the trading volume in Common Stock may fluctuate and cause significant price variations to occur. If the market price of the Common Stock declines significantly, you may be unable to resell your shares of Common Stock at or above the market price of Common Stock. DocGo cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report;
•actual or anticipated differences in DocGo’s estimates, or in the estimates of analysts, for DocGo’s revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of the Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;
•DocGo’s inability to execute its share repurchase program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
•perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;
•the performance and market valuations of other similar companies;
•future announcements concerning DocGo’s business or its competitors’ businesses;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•negative publicity regarding DocGo’s business;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•general macroeconomic and geopolitical conditions, such as the effects of health crises; recessionary fears, rising interest rates and inflationary environment; local and national elections; fuel prices; international currency fluctuations; corruption political instability, including the conflicts in Ukraine and Israel and rising tensions in the Taiwan Strait; and acts of war or terrorism.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. DocGo is subject to, and may in the future be subject to, such litigation. This type of litigation could result in substantial costs and divert DocGo’s management’s attention and resources, which could have a material adverse effect on DocGo.
Future issuances of debt securities and equity securities may adversely affect DocGo, including the market price of Common Stock and may be dilutive to existing stockholders.
There is no assurance that DocGo will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting DocGo’s operating flexibility. Additionally, any convertible or exchangeable securities that DocGo issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because DocGo’s decision to issue debt or equity in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, nature or success of DocGo’s future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.

Risk Management and Strategy

In the ordinary course of our business, we collect, use, store and transmit digitally large amounts of confidential, sensitive, proprietary, personal and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy, and we consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. To this end, we have implemented processes designed to assess, identify and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity and availability of these systems and the data residing therein.

These processes are managed and monitored by a dedicated information technology team, which is led by our Chief Technology Officer (“CTO”), and include mechanisms, controls, technologies, systems and other processes designed to prevent or mitigate data loss, theft, misuse or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits and ongoing risk assessments, including due diligence on and audits of our key technology vendors and other contractors and suppliers. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends and their impact on the Company’s risk environment. We also rely on information technology and third party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information.

With respect to incident response, we have adopted a Cybersecurity Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the National Institute of Standards and Technology framework and focuses on four phases:

•preparation and prevention;

•detection and analysis;

•containment, eradication and recovery; and

•post-incident remediation.

The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Despite ongoing efforts to continually improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions and statutory penalties, among other consequences. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. However, there can be no guarantee that we will not be the subject of future successful cybersecurity attacks, threats or incidents that materially affect our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Information Technology.”

Governance

Our CTO, who reports directly to our Chief Executive Officer, is responsible for assessing and managing cybersecurity risks. Our CTO has gained substantial information technology and cybersecurity knowledge from over 25 years of work experience at the Company and elsewhere. Our CTO receives reports on cybersecurity threats from our dedicated information technology team on an ongoing basis and, in conjunction with management, regularly review risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CTO also works closely with our legal and compliance departments to oversee compliance with legal, regulatory and contractual security requirements.

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The Board’s Audit and Compliance Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit and Compliance Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our CTO, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receives updates from management and the Audit and Compliance Committee on cybersecurity risks on at least an annual basis. In addition, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Board and Audit and Compliance Committee.
Item 2. Properties.
Facilities
Our principal executive offices are located in New York City, where we occupy approximately 27,000 square feet under a lease that expires in 2026. We use this facility for administration, sales and marketing and general corporate activities for our Corporate segment. In addition to our headquarters, to support our local operations, as of December 31, 2023, we owned or leased 45 office locations elsewhere in the United States (twelve in New York; seven in Wisconsin; six in New Jersey; three in each of Delaware, Michigan and Pennsylvania; two in each of Colorado and Texas; and one in each of Alabama, Arizona, California, Connecticut, New Mexico, South Carolina and Tennessee). These local facilities are used principally for ambulance basing, garaging and maintenance, as well as for administrative activities and general oversight for our Mobile Health Services and Transportation Services segments. Outside of the United States, we currently lease fourteen facilities in England. These facilities are used for administrative functions and ambulance basing for our Transportation Services segment. Our leases for our U.S. facilities expire at various dates through 2029, and our leases for our U.K. facilities expire at various dates through 2032. We believe our existing facilities are adequate to meet our current requirements, and we anticipate that suitable space will be readily available if needed. We intend to procure additional, similar facilities as we expand geographically.
Vehicle Fleet
As of December 31, 2023, we operated 580 vehicles in the United States, including 350 ambulances, 54 wheelchair vans and 176 basic transportation or support vehicles. Approximately 44% of our fleet is leased and 56% is owned. We replace ambulances based upon age and usage, generally every five to eight years. The average age of our existing active ambulance fleet is approximately four years. We generally prefer to lease vehicles, but we have purchased vehicles in the past when deemed appropriate. Most of our owned vehicles were acquired in connection with business acquisitions.
As of December 31, 2023, we operated another 294 vehicles in the United Kingdom, including 22 first response ambulances, 11 mental health transport vehicles, 27 high dependency units, 200 patient transport vehicles and 34 support vehicles. Approximately 75% of our U.K. fleet is owned and 25% is leased.
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
Item 3. Legal Proceedings.
We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are set forth in Note 20 to the Consolidated Financial Statements and are incorporated herein by reference.
In addition, from time to time, in the ordinary course of our business and like others in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. These requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take what we believe to be appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock is currently traded on Nasdaq under the trading symbol “DCGO.”
Holders of Record
As of February 26, 2024, there were 64 holders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
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
Recent Sales of Unregistered Securities
None.
Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.
The following performance graph shows the cumulative total return on our Common Stock as compared to the Russell 2000 Index, S&P 500 Index and S&P 500 Health Care Sector Index from November 8, 2021 (the day our Common Stock began trading as DocGo Inc. following the Business Combination) through December 29, 2023 (the last trading day at year end). The graph assumes an investment of $100 on November 8, 2021 and reinvestment of dividends, as applicable. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our Common Stock.

Repurchases of Equity Securities

There were no repurchases made during the year ended December 31, 2023. Subsequent to the end of fiscal 2023, on January 30, 2024, the Board approved a share repurchase program to purchase up to $36 million of the Common Stock (the “Repurchase Program”). The Repurchase Program does not obligate DocGo to acquire any specific number of shares and will expire on July 30, 2024, and the Repurchase Program may be suspended, extended, modified or discontinued at any time. Under the terms of the Repurchase Program, DocGo may purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when DocGo does not possess material non-public information. The timing, manner, price and amount of any common stock repurchases under the Repurchase Program are determined by DocGo in its discretion and depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties and other factors described in the section entitled “Risk Factors,” included in Part I, Item 1A, and other factors included elsewhere in this Annual Report. These risks, uncertainties and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Certain figures included in this section, such as interest rates and other percentages, have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our Consolidated Financial Statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Overview
DocGo is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations; and medical transportation in major metropolitan cities in the United States and the United Kingdom.

The Company derives revenue primarily from two operating segments:
•Mobile Health Services: The services offered by this segment include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides total care management solutions to large, typically underserved population groups, primarily through arrangements with municipalities, which include healthcare services as well as ancillary services, such as shelter.
•Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.
See Item 1, “Business” in this Annual Report for additional information regarding DocGo’s business.
For the year ended December 31, 2023 the Company recorded net income of $10.0 million, compared to net income of $30.7 million and $19.2 million in the years ended December 31, 2022 and 2021, respectively.
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services; availability of healthcare professionals and other personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including rising interest rates, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
Healthcare Services Market
The Mobile Health Services market is dependent on several factors, including increased patient acceptance of services that are provided outside of traditional healthcare facilities, such as in homes, businesses or other designated locations; healthcare coverage of the various Mobile Health Services; and continued desire on the part of government and municipal entities to fund programs to assist currently underserved patient segments via “population health” programs. These programs increased in number, scale and scope since the beginning of the COVID-19 pandemic. While COVID-19 testing and vaccination programs have been dramatically scaled back from their levels at the pandemic’s peak, there have been expansions of these population health programs into other areas, such as the provision of healthcare and related services to recent migrants and asylum seekers.
The Transportation Services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. The Company primarily focuses on the non-emergency medical transport market, which includes services that are provided to patients who need assistance getting to and from medical appointments. Key drivers of this market are the increase in chronic conditions and the number of elective surgeries as well as the ongoing aging of the population, as older demographics tend to be much more frequent consumers of medical transportation services. The market will also grow if hospitals and other healthcare facilities continue to outsource more of their transportation needs to independent providers, such as the Company, allowing these facilities to concentrate their efforts on their core competencies.
Overall Economic Conditions in the Markets in Which We Operate
Economic changes, both nationally and locally, in our markets impact our financial performance. Unfavorable changes in demographics, healthcare coverage of Mobile Health Services and Transportation Services, interest rates, inflation rates, ambulance manufacturing, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect our business.

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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the annual inflation rate declined to 4.1% for the full year 2023 from 8.0% in 2022, it remains above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the effect of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes in 2023, raising its benchmark rate to the current level of 5.25-5.50% as of the date of this Annual Report. Looking into 2024, we anticipate a continued moderation of the inflation rate as a result of these recent interest rate increases, with an annual rate similar to those witnessed in the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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
Revenues generated from programs under which the Company is paid a fixed hourly or daily rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above. We expect these fixed rate, “leased hour” programs to continue to account for an increasing proportion of the Transportation Services segment’s revenues in the future.
Acquisitions
Historically, we have pursued an acquisition strategy to obtain enhanced capabilities or licenses to offer Mobile Health Services or Transportation Services. Future acquisitions may also include companies that may help drive revenue, profitability, cash flow and stockholder value.
During the year ended December 31, 2023, we completed three acquisitions for an aggregate purchase price of $34.2 million. During the year ended December 31, 2022, we completed five acquisitions for a purchase price of $69.1 million. During the year ended December 31, 2021, we completed one acquisition for a purchase price of $2.3 million.
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

There were two areas in which the Company initially experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with FEMA in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing, EMTs and paramedics, the Company formed a new subsidiary, Rapid Reliable Testing, LLC (“RRT”), with the goal of performing COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health Services segment. As COVID-19 testing activity slowed and accounted for a more minor portion of the Company’s revenues, RRT expanded its services beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures. The Company estimates that during 2023, its revenue from COVID-19 related services accounted for less than 1% of total revenues, compared to about 17% in 2022 and nearly 35% in 2021.
The Company’s current business plan assumes increased demand for Mobile Health Services, a demand that was accelerated by the pandemic, but which is also being driven by longer-term factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
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
Cost of Revenues
Cost of revenues consists primarily of revenue generating wages paid to employees, fees to paid to subcontractors, medical supplies, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel and facility rent. We expect cost of revenues to continue to rise as we grow our business.
Operating Expenses
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, bad debt expense, insurance expense, consultant fees and professional fees for accounting services. We expect our general and administrative expenses to increase as we continue to scale our business and grow headcount and as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities and other administrative and professional services.
Depreciation and Amortization
The Company depreciates its assets using the straight-line method over the estimated useful lives of the respective assets. Amortization of intangibles consists of amortization of definite-lived intangible assets over their respective useful lives.
Legal and Regulatory Expenses
Legal and regulatory expenses include legal fees, consulting fees related to healthcare compliance and legal settlements.
Technology and Development Expenses
Technology and development expenses consists primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenues, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels.
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows, promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, grow our domestic and international operations and continue to build brand awareness.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Revolving Facility.

Results of Operations
Comparison of Fiscal 2023 with Fiscal 2022

	Year Ended December 31,				Change $	Change %
$ in Millions	2023		2022

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$624.3	100.0%	$440.5	100.0%	$183.8	41.7%

Cost of revenues	428.9	68.7%	285.8	64.9%	143.1	50.1%
Operating expenses:
General and administrative	137.2	22.0%	103.4	23.5%	33.8	32.7%
Depreciation and amortization	16.4	2.6%	10.6	2.4%	5.8	54.7%
Legal and regulatory	13.1	2.1%	8.8	2.0%	4.3	48.9%
Technology and development	10.9	1.7%	5.4	1.2%	5.5	101.9%
Sales, advertising and marketing	2.8	0.4%	4.7	1.1%	(1.9)	(40.4%)
Total expenses	609.2	97.6%	418.7	95.1%	190.5	45.5%
Income from operations	15.1	2.4%	21.8	4.9%	(6.7)

Other income:
Interest income (expense), net	1.7	0.3%	0.8	0.2%	0.9	112.5%
Gain on remeasurement of warrant liabilities	—	—%	1.1	0.3%	(1.1)
Change in fair value of contingent liability	1.4	0.2%	—	—%	1.4
(Loss) on equity method investments	(0.3)	(0.1)%	—	—%	(0.3)
Gain on remeasurement of finance leases	—	—%	1.4	0.3%	(1.4)
Gain on bargain purchase	—	—%	1.6	0.4%	(1.6)
Loss on disposal of fixed assets	(0.9)	(0.1)%	—	—%	(0.9)
Goodwill impairment	—	—%	(2.9)	(0.7)%	2.9
Other expense	(0.7)	(0.1)%	(1.0)	(0.2)%	0.3
Total other income	1.2	0.2%	1.0	0.2%	0.2	20.0%

Net income before (provision for) benefit from income tax	16.3	2.6%	22.8	5.2%	(6.5)
(Provision for) benefit from income taxes	(6.2)	(1.0)%	7.9	1.8%	(14.1)
Net income	10.0	1.6%	30.7	7.0%	(20.7)
Net income (loss) attributable to noncontrolling interests	3.2	0.5%	(3.9)	(0.9)%	7.1	182.1%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$6.9	1.1%	$34.6	7.9%	$(27.7)

Revenues
Consolidated
For the year ended December 31, 2023, total revenues were $624.3 million, an increase of $183.8 million, or 41.7%, from the total revenues recorded for the year ended December 31, 2022.
Mobile Health Services
For the year ended December 31, 2023, Mobile Health Services revenues were $442.8 million, an increase of $116.9 million, or 35.9%, as compared with the year ended December 31, 2022. The increase in revenues was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. This expansion accelerated during the year ended December 31, 2023 as the Company extended several large customer contracts and introduced a broader range of services.
Transportation Services
For the year ended December 31, 2023, Transportation Services revenues were $181.5 million, an increase of $66.9 million, or 58.3%, as compared with the year ended December 31, 2022. This increase was due to a 15.8% increase in trip volumes, from 216,009 trips for the year ended December 31, 2022 to 250,114 trips for the year ended December 31, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and acquisitions made during the second half of 2022. Our average trip price increased from $380 in the year ended December 31, 2022 to $407 in the year ended December 31, 2023. The increase in the average trip price in 2023 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from an 8.7% increase in the average Medicare reimbursement rate for ambulance transports. The Medicare ambulance fee schedule has increased by a further 2.4%, effective January 1, 2024.
Cost of Revenues
For the year ended December 31, 2023, total cost of revenues (exclusive of depreciation and amortization) increased by 50.1% compared to the year ended December 31, 2022, while revenues increased by approximately 41.7%. Cost of revenues as a percentage of revenues increased to 68.7% in the year ended December 31, 2023 from 64.9% in the year ended December 31, 2022.
Total cost of revenues in the year ended December 31, 2023 increased by $143.1 million compared to the same period in 2022. This increase was primarily attributable to a $44.0 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health Services segments; an $80.2 million increase in subcontracted labor costs, primarily driven by new projects in the Mobile Health Services segment that required a greater number of personnel and certain more highly specialized personnel than the Company was able to initially provide through its existing staff; a $19.6 million increase in medical and related supplies; a $2.1 million increase in travel costs for field personnel and other clinicians who traveled out of their home regions to provide Mobile Health Services; and a $1.6 million net increase in other cost of revenues categories. These items were partially offset by a $2.3 million decline in vehicle costs, as the Company exited certain rental agreements, and a $2.1 million reduction in lab fees, as COVID testing services declined to an immaterial amount in 2023.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2023 amounted to $306.2 million, up 53.7% from $199.2 million in the year ended December 31, 2022. Cost of revenues as a percentage of revenues increased to 69.1% from 61.1% in the prior year period, despite a significant increase in revenues, reflecting higher compensation expenses as a result of headcount growth, significantly higher subcontracted labor costs and increased costs for medical supplies.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2023 amounted to $122.7 million, up 41.8% from $86.5 million in the year ended December 31, 2022. Cost of revenues as a percentage of revenues decreased to 67.6% from 75.5% in the prior year, reflecting the impact of higher per-trip prices, increased revenues from standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenues, as well as a decline in the average fuel price.

Operating Expenses
For the year ended December 31, 2023, operating expenses were $180.3 million compared to $132.9 million for the year ended December 31, 2022, an increase of $47.4 million, or 35.7%. As a percentage of revenues, operating expenses decreased from 30.2% in 2022 to 28.9% in 2023, even as the Company added to its management infrastructure and total compensation increased, due to the significant increase in overall revenues described above. The increase of $47.4 million related primarily to a $27.1 million increase in total compensation, which included costs for both directly employed and subcontracted staff due to investments in and expansion of corporate infrastructure to support the revenue growth, as well as an increase in stock-based compensation expense; a $5.7 million increase in depreciation and amortization due to an increase in assets to support revenue growth and capitalized software amortization, as well as recently acquired companies; a $4.9 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; a $2.5 million increase in insurance costs, reflecting higher headcount, a larger vehicle fleet and expanded operations; a $1.3 million increase in rent and utilities relating to the Company’s ongoing geographic expansion; and a $5.9 million net increase across a variety of expense categories.
For the Mobile Health Services segment, operating expenses in the year ended December 31, 2023 were $56.3 million, up from $33.9 million in the year ended December 31, 2022. Operating expenses as a percentage of revenues increased to 12.7% from 10.4% in 2022, despite the increase in Mobile Health Services revenues, reflecting significant expenditures that were made in 2023 related to the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health Services management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.

For the Transportation Services segment, operating expenses in the year ended December 31, 2023 were $55.2 million, compared to $43.0 million in the year ended December 31, 2022. The increase in operating expenses for this segment, in absolute dollar terms, was driven primarily by higher compensation expense and depreciation charges, reflecting the expansion of the business, including recent acquisitions. Operating expenses as a percentage of revenues decreased to 30.4% for the year ended December 31, 2023 from 37.5% in the year ended December 31, 2022.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the year ended December 31, 2023 were $68.8 million, compared to $55.1 million in the year ended December 31, 2022. The increase in operating expenses for this segment, in absolute dollar terms, was primarily driven by higher compensation expenses, reflecting the ongoing build-out of the Company’s corporate human resources infrastructure. Corporate expenses amounted to approximately 11.0% of total consolidated revenues in 2023, compared to 12.5% in 2022, reflecting the significant increase in total consolidated revenues.
Interest Income, Net
For the year ended December 31, 2023, the Company recorded approximately $1.7 million of interest income, net compared to $0.8 million of interest income, net in the year ended December 31, 2022. This increase was primarily due to higher rates of interest earned on balances in the Company's interest-bearing accounts in the year ended December 31, 2023, which reflected significantly higher market interest rates. The higher rates of interest earned outweighed the impact of the lower average cash balances in 2023.
Gain on Remeasurement of Warrant Liabilities
During the year ended December 31, 2023, there were no gains or losses recorded relating to remeasurement of warrant liabilities, as all warrants were redeemed during the third quarter of 2022. During the year ended December 31, 2022, the Company recorded a gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this gain reflected the decline in the Company’s stock price relative to the beginning of the period.
Change in Fair Value of Contingent Liability
During the year ended December 31, 2023, the Company recorded a change in fair value of contingent liability of approximately $1.4 million, reflecting a decline in the anticipated payments to be made for a recent acquisition, based upon performance compared to certain targets. There was no related change in fair value recorded in the year ended December 31, 2022.
(Loss) Gain on Equity Method Investments

    During the year ended December 31, 2023, the Company recorded a loss on equity method investments of approximately $0.3 million representing its share of the losses incurred by an entity in which the Company has a minority interest. During the year ended December 31, 2022, the Company recorded a gain on equity method investments of $8,919.
Gain on Remeasurement of Finance Leases
During the year ended December 31, 2023, there were no gains or losses recorded relating to remeasurement of finance leases. During the year ended December 31, 2022, the Company recorded a gain on remeasurement of finance leases of $1.4 million.
Gain on Bargain Purchase
During the year ended December 31, 2023, the Company recorded no gain or loss on bargain purchase. During the year ended December 31, 2022, the Company recorded a gain on bargain purchase of $1.6 million.
Loss on Disposal of Fixed Assets

During the year ended December 31, 2023, the Company recorded a loss on disposal of fixed assets of $0.9 million, compared to a loss on disposal of fixed assets of $21,000 during the year ended December 31, 2022.
Goodwill Impairment
During the year ended December 31, 2023, the Company did not record any impairment to goodwill. During the year ended December 31, 2022, the Company recorded a goodwill impairment of $2.9 million, relating to the Company’s exit from the medical transportation market in California.
(Provision for) Benefit from Income Taxes
During the year ended December 31, 2023, the Company recorded a provision for income taxes of $6.2 million compared to an income tax benefit of $7.9 million in the year ended December 31, 2022. The tax benefit in 2022 was due to the release of the valuation allowance recorded in previous years for net operating losses, as the Company determined that it was more likely than not that it would be able to realize its net operating loss carryforwards in the future.
Net Income (Loss) Attributable to Noncontrolling Interests
For the year ended December 31, 2023, the Company had net income attributable to noncontrolling interests of approximately $3.2 million compared to a net loss attributable to noncontrolling interests of $3.9 million for the year ended December 31, 2022. The income compared to the prior year period loss reflected improved performance in the Company’s joint venture markets in the year ended December 31, 2023.

Comparison of Fiscal 2022 with Fiscal 2021

	Year Ended December 31,				Change $	Change %
$ in Millions	2022		2021

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$440.5	100.0%	$318.7	100.0%	$121.8	38.2%

Cost of revenues	285.8	64.9%	209.0	65.6%	$76.8	36.8%
Operating expenses:
General and administrative	103.4	23.5%	74.9	23.5%	$28.5	38.1%
Depreciation and amortization	10.6	2.4%	7.5	2.4%	$3.1	40.7%
Legal and regulatory	8.8	2.0%	3.9	1.2%	$4.9	125.6%
Technology and development	5.4	1.2%	3.3	1.0%	$2.1	63.6%
Sales, advertising and marketing	4.7	1.1%	4.8	1.5%	$(0.1)	(2.4%)
Total expenses	418.7	95.1%	303.4	95.2%	$115.3	38.0%
Income from operations	21.8	4.9%	15.4	4.8%	$6.5

Other income:
Interest income (expense), net	0.8	0.2%	(0.8)	(0.2)%	$1.6	200.0%
Gain on remeasurement of warrant liabilities	1.1	0.3%	5.2	1.6%	$(4.1)
Change in fair value of contingent liability	—	—%	—	—%	$—
(Loss) on equity method investments	—	—%	(0.1)	—%	$0.1
Gain on remeasurement of finance leases	1.4	0.3%	—	—%	$1.4
Gain on bargain purchase	1.6	0.4%	—	—%	$1.6
Gain from PPP loan forgiveness	—	—%	0.1	—%	$(0.1)
(Loss) on disposal of fixed assets	—	—%	—	—%	$—
Goodwill impairment	(2.9)	(0.7)%	—	—%	$(2.9)
Other expense	(1.0)	(0.2)%	—	—%	$(1.0)
Total other income	1.0	0.2%	4.4	1.4%	$(3.4)	(77.3%)

Net income before benefit from (provision for) income tax	22.8	5.2%	19.8	6.2%	$3.0
Benefit from (provision for) income tax	7.9	1.8%	(0.6)	(0.2)%	$8.5
Net income	30.7	7.0%	19.2	6.0%	$11.5
Net (loss) attributable to noncontrolling interests	(3.9)	(0.9)%	(4.5)	(1.4)%	$0.6	13.3%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$34.6	7.9%	$23.7	7.4%	$10.9

Revenues

Consolidated

For the year ended December 31, 2022, total revenues were $440.5 million, an increase of $121.8 million, or 38%, from the total revenues recorded in the year ended December 31, 2021.

Mobile Health Services
For the year ended December 31, 2022, Mobile Health Services revenues were $325.9 million, an increase of $91.4 million, or 39%, as compared with the year ended December 31, 2021. This increase was primarily due to the expansion of the services offered by this segment, particularly with respect to testing, vaccination and other healthcare services revenues. This expansion accelerated through 2021 and into 2022 as the Company increased its customer base, primarily in the municipal customer segment, and its geographic reach, while extending the terms of and/or expanding the scope of several large customer contracts and introducing a broader range of services. Compared to the prior year, 2022 featured significantly lower COVID-19 testing revenue, which was outweighed by the substantial increase in other Mobile Health Services, as the Mobile Health Services segment transitioned away from its dependence on COVID-19 related revenue. COVID-19 testing continued to be a significant driver of Mobile Health Services revenues in the first half of 2022, but dropped sharply in the third quarter of the year, and represented an insignificant proportion of total revenues in the fourth quarter.

Transportation Services

For the year ended December 31, 2022, Transportation Services revenues were $114.6 million, an increase of $30.3 million, or 36%, as compared with the year ended December 31, 2021. This increase was due to a 20% increase in trip volumes, from 180,753 trips for the year ended December 31, 2021 to 216,009 trips for the year ended December 31, 2022. The increase in trip volumes was due to a combination of growth in the customer base in certain core markets, entry into new markets in 2021 and early 2022 and acquisitions made during the second half of 2022. Our average trip price increased from $301 in the year ended December 31, 2021 to $380 in the year ended December 31, 2022. The increase in the average trip price in 2022 reflected a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports resulting in higher prices per trip. The average trip price also benefited from a 5.1% increase in the average Medicare reimbursement rate for ambulance transports.

Cost of Revenues

For the year ended December 31, 2022, total cost of revenues (exclusive of depreciation and amortization) increased by 37%, as compared to the year ended December 31, 2021, while revenues increased by approximately 38%. Cost of revenues as a percentage of revenues decreased to 64.9% in 2022 from 65.5% in 2021.

In absolute dollar terms, cost of revenues in the year ended December 31, 2022 increased by $76.8 million from the levels of the year ended December 31, 2021. This was primarily attributable to a $64.9 million increase in total compensation, due to higher headcount for both the Transportation Services and Mobile Health Services segments; a $16.0 million increase in subcontracted labor, driven mostly by the Mobile Health Services segment, where the Company did not have sufficient personnel to staff the initial phases of large new projects; $13.6 million increase in vehicle costs, driven by a continued increase in the Company’s vehicle fleet and higher fuel and maintenance costs, as well as costs incurred to rent vehicles to provide Mobile Health Services; a $2.1 million increase in travel costs, due to field personnel and other clinicians who traveled out of their home regions to provide Mobile Health Services; a $0.4 million increase in facilities and related costs; and approximately $2.6 million in increases across a variety of other cost of revenues categories relating to the Company’s increased scale and geographic presence. These items were partially offset by a $21.1 million decrease in lab fees related to COVID-19 testing activity, reflecting sharply lower COVID-19 testing activity in the second half of 2022, lower per-test lab fees and a shift toward rapid tests; and a $1.8 million decline in medical supplies, reflecting a decline in COVID-19 testing activity and improved sourcing of various supplies.

For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2022 amounted to $199.2 million, compared to $145.2 million in the year ended December 31, 2021. Cost of revenues as a percentage of revenues decreased slightly to 61.1% from 61.9%, due to the increase in revenues and the continued shift away from higher-cost subcontracted labor toward Company personnel during 2022, which was partially offset by higher compensation costs associated with some of the Company’s newer projects.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2022 was $86.5 million, an increase of $23.1 million, or 36%, from the year ended December 31, 2021. Cost of revenues as a percentage of revenues were essentially unchanged, at 75.5% in 2022 compared to 75.3% in 2021. Increased volumes and higher average trip prices, as described above, combined with lower average hourly wages, as recent market wage pressures began to subside and the Company more effectively managed its staff to reduce overtime hours for field employees, to offset the effects of increased fuel costs. Fuel prices moderated somewhat during the third quarter and in the fourth quarters of 2022, but the full-year average fuel price for 2022 was approximately 29% above the full-year average for 2021. We anticipated that fuel prices would remain at elevated levels for 2023, but we expected that the full-year average for 2023 would be lower than it was in 2022.

Operating Expenses

For the year ended December 31, 2022, operating expenses were $132.9 million compared to $94.4 million for the year ended December 31, 2021, an increase of 41%. As a percentage of revenues, operating expenses increased slightly, from 29.6% in 2021 to 30.2% in 2022, despite the significant increase in overall revenues described above, as the Company continued to add to its management infrastructure and incurred a full year’s worth of expenses relating to its status as a public company. The increase of $38.3 million related primarily to a $20.1 million increase in total compensation, which includes salaries, benefits, bonuses and commissions for both direct and subcontracted labor, reflecting higher headcount driven by the Company’s overall growth and expansion; a $7.1 million increase in legal, accounting and other professional fees related to increased revenues and related contract generation and SEC filing-related costs; a $2.8 million increase in insurance costs reflecting the growth and expansion of the Company, as well as the addition of directors and officers (D&O) insurance in 2022; a $3.2 million increase in depreciation and amortization charges due to an increase in assets to support revenue growth and capitalized software amortization, including from recently acquired companies; a $2.3 million increase in rent utility expenses due to the Company’s ongoing growth and geographic expansion; a $2.9 million increase in IT infrastructure, driven by the Company’s business and headcount expansion; and a $0.6 million increase in marketing expenses, driven in part by expenditures made to develop and expand the Company’s direct-to-consumer offering and other Mobile Health Services. These items were partially offset by a $0.7 million decline witnessed across several operating expense categories, such as travel, commissions and general office expenses.

For the Mobile Health Services segment, operating expenses in the year ended December 31, 2022 were $58.0 million, up 25% from operating expenses of $46.3 million in the year ended December 31, 2021. Operating expenses as a percentage of revenues decreased to 17.8% from 19.8% in 2021, due to the increase in Mobile Health Services revenues, which outweighed the effect of the significant expenditures that were made in 2022 in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health Services management infrastructure and the costs of developing the Company’s “on-demand” direct-to-consumer offering.

For the Transportation Services segment, operating expenses in the year ended December 31, 2022 were $74.0 million, up $26.6 million, or 56%, from the year ended December 31, 2021. Operating expenses as a percentage of revenues increased to 64.6% from 56.3% in 2021, despite the increase in revenues, primarily due to increases in the Company’s corporate overhead expenditures, as described above, as these expenses were allocated to the Transportation Services segment for purposes of segment reporting. Operating expenses for the Transportation Services segment were also driven higher by the inclusion of the acquisitions the Company made in the second half of 2022.

Interest Income (Expense), Net

For the year ended December 31, 2022, the Company recorded $0.8 million of interest income, net compared to $0.8 million of interest expense, net in the year ended December 31, 2021. This was due to a significantly higher amount of interest earned during 2022, resulting from an increase in the Company’s cash balances in income-bearing accounts, coupled with higher rates of interest earned on balances in these accounts, which reflected significantly higher market interest rates.

Gain on Remeasurement of Warrant Liabilities

During the year ended December 31, 2022, the Company recorded a net gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this gain reflected the decrease in DocGo’s stock price relative to the beginning of the period. During the year ended December 31, 2021, the Company recorded a net gain of $5.2 million on the remeasurement of warrant liabilities. On August 15, 2022, the Company announced the redemption of all of its outstanding warrants under the Warrant Agreement, dated as of October 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, on the redemption date of September 16, 2022 (the “Redemption Date”). Warrants surrendered for exercise on a cashless basis resulted in the issuance of 1,406,371 shares of Common Stock. A total of 68,514 warrants were not surrendered on the Redemption Date and were redeemed for $0.10 per warrant.

Gain on Equity Method Investments

During the year ended December 31, 2022, the Company recorded a gain on equity method investments of $8,919, representing its share of the losses incurred by an entity in which the Company has a minority interest, which is accounted for under the equity method. This investment was made in the fourth quarter of 2021, during which period a loss of $66,818 was recorded in relation to this equity method investment.

Gain on Bargain Purchase

During the year ended December 31, 2022, the Company recorded a gain on bargain purchase of approximately $1.6 million in relation to an acquisition made during the fourth quarter of the year, wherein the tangible net asset value of the acquired entity exceeded the purchase price. No such gain or loss was recorded during the same period in 2021.

Gain on Remeasurement of Finance Leases

During the year ended December 31, 2022, the Company recorded a gain on remeasurement of finance leases of approximately $1.4 million, resulting from a change in estimated remaining liabilities under the terms of its leases. No such gain or loss was recorded in the same period in 2021.

Gain from PPP Loan Forgiveness

In 2021, the Company recorded a $0.1 million gain due to the forgiveness of a loan that one of its subsidiaries had obtained via the government’s Paycheck Protection Program (“PPP”) in 2020. No gain from loan forgiveness was recorded during the year ended December 31, 2022.

Benefit From (Provision For) Income Taxes

During the year ended December 31, 2022, the Company recorded a benefit from income taxes of $7.9 million compared to a provision for income taxes of $0.6 million in the year ended December 31, 2021. The tax benefit in 2022 was due to the release of the valuation allowance recorded in previous years for net operating losses, as the Company determined that it was more likely than not that it would be able to realize its net operating loss carryforwards in the future.

Net Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2022, the Company had a net loss attributable to noncontrolling interests of approximately $3.8 million compared to a net loss attributable to noncontrolling interests of $4.6 million for the year ended December 31, 2021. For both periods, the loss reflected ongoing investments in new markets that were entered into during 2021 and 2022, partially offset by income generated by those markets.
Liquidity and Capital Resources

Between the inception of DocGo’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the PIPE Financing, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated positive net income for the year ended December 31, 2023, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the year ended December 31, 2023, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a marked decline in the Company’s cash balances. As these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor was evident during the second half of 2023, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and the first quarter of 2024, as described below.

On November 1, 2022, the Company entered into the Credit Agreement, which provides for the Revolving Facility in the initial aggregate principal amount of $90 million. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50 million, though no lender (nor the lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and are updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027 and is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25 million under the Revolving Facility, which amount remained outstanding as of December 31, 2023. In February 2024, the Company repaid all amounts outstanding under the Revolving Facility, and no amounts are outstanding as of the date of this Annual Report.
Considering the foregoing, DocGo anticipates that its existing balances of cash and cash equivalents, future expected cash flows generated from its operations and its available line of credit under the Revolving Facility will be sufficient to satisfy operating requirements for at least the next twelve months. Looking beyond the next twelve months, DocGo anticipates that expected future cash flows, its available line of credit and proceeds from potential additional financings will be sufficient to satisfy any operating and potential investing requirements.
Capital Resources
Working capital as of December 31, 2023 and December 31, 2022 was as follows:

	December 31,		Change $	Change %
$ in Millions	2023	2022
Working capital
Current assets	$338.9	$271.1	$67.8	25.0%
Current liabilities	170.1	100.2	70.0	69.8%
Total working capital	$168.8	$170.9	$(2.2)	(1.2%)
As of December 31, 2023, available cash totaled $59.3 million, which represented a decrease of $98.0 million compared to December 31, 2022, reflecting a significant increase in accounts receivable and acquisitions made during the year ended December 31, 2023. As of December 31, 2023, working capital amounted to $168.8 million, which represented a decrease of $2.2 million compared to December 31, 2022, which reflected the decreased cash balance in 2023. Increased accounts receivable, which reflected the growth of the business and a shift towards higher credit quality customers who have longer payment cycles in 2023, were outweighed by the increase in current liabilities, which reflected the growth of the business and amounts due to seller and contingent consideration resulting from acquisitions, as well as the draw down of $25 million under the terms of the Revolving Credit Facility.
Cash Flows
Cash flows as of the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2023	2022
Cash flow summary
Net cash (used in) provided by operating activities	$(64.2)	$28.9	$(93.1)	(322.1%)
Net cash used in investing activities	(29.9)	(38.4)	8.5	(22.1%)
Net cash provided by (used in) financing activities	1.1	(6.2)	7.3	(117.7%)
Effect of exchange rate changes	1.1	0.7	0.4	57.1%
Net decrease in cash	$(91.9)	$(15.0)	$(76.9)	512.7%
Cash flows as of the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2022	2021
Cash flow summary
Net cash provided by (used in) operating activities	$28.9	$(1.9)	$30.8	1621.1%
Net cash used in investing activities	(38.4)	(8.6)	(29.9)	(347.7%)
Net cash (used in) provided by financing activities	(6.2)	155.2	(161.4)	(104.0%)
Effect of exchange rate changes	0.7	—	0.7	100.0%
Net (decrease) increase in cash	$(15.0)	$144.7	$(159.7)	(110.4%)
Operating Activities
During the year ended December 31, 2023, cash used by operating activities was $64.2 million, despite net income of $10.0 million. Non-cash charges amounted to $38.9 million, which primarily consisted of $11.2 million in depreciation of property and equipment and right-of-use assets, $5.2 million from amortization of intangible assets, $21.0 million of stock compensation expense, a $0.9 million loss on the disposal of assets and a loss of $0.3 million from an investment that is accounted for under the equity method and $3.6 million in bad debt expense. These were partially offset by $2.0 million in deferred taxes and a non-cash gain of $1.4 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $113.1 million in negative operating cash flow, as a $160.5 million increase in accounts receivable, reflecting the growth of the business and primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles; a $1.8 million decrease in accounts payable; and a $10.8 million increase in prepaid expenses and other current assets were partially offset by a $59.0 million increase in accrued liabilities and a $1.0 million decline in other assets.
During the year ended December 31, 2022, cash provided by operating activities was $28.9 million, aided by net income of $30.7 million. Non-cash charges were $11.3 million and included $7.3 million in depreciation of property and equipment and right-of-use assets, $3.2 million from amortization of intangible assets, $3.8 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $8.1 million of stock compensation expense and a non-cash loss of $2.9 million related to the impairment of a business unit that was discontinued at the end of the year. These charges were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities, $1.1 million from the remeasurement of warrant liabilities, $1.6 million in a gain on a bargain purchase and $9.9 million in the realization of a deferred tax asset. Changes in assets and liabilities resulted in an approximately $13.2 million decrease to operating cash flow, as an $8.4 million increase in accounts receivable, a $4.2 million increase in prepaid expenses and a $6.0 million decrease in accrued liabilities outweighed the effect of a $1.8 million decrease in other assets and a $3.6 million increase in accounts payable.
During the year ended December 31, 2021, cash used in operating activities was $1.9 million, despite net income of $19.2 million. Non-cash charges amounted to $7.7 million, as $5.2 million in depreciation of property and equipment and right-of-use assets, $1.8 million from amortization of intangible assets, $4.5 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable and $1.4 million of stock compensation expense were partially offset by $5.2 million in a non-cash gain on the remeasurement of warrant liabilities. Changes in assets and liabilities resulted in an approximately $28.8 million decrease in operating cash flow and were primarily driven by a $57.1 million increase in accounts receivable arising from the growth of the business, particularly in the fourth quarter of the year, and the inclusion of larger Mobile Health Services customers with extended credit terms, and a $3.5 million increase in prepaid expenses and other current assets, partially offset by a $32.6 million increase in accounts payable and accrued expenses due primarily to the extension of credit and timing of payments, as DocGo attempted to align the timing of payments to vendors with the timing of payments received from customers, where possible, in an attempt to manage cash balances.
Investing Activities
During the year ended December 31, 2023, investing activities used $29.9 million of cash and consisted of the acquisition of property and equipment totaling approximately $7.6 million, the acquisition of intangibles in the amount of $2.5 million, the acquisition of businesses in the amount of $20.2 million and an equity method investment in the amount of $0.3 million, partially offset by $0.7 million in cash proceeds from the disposal of property and equipment.
During the year ended December 31, 2022, cash used in investing activities was $38.4 million and consisted of the acquisition of property and equipment totaling approximately $3.2 million, the acquisition of intangibles in the amount of $2.3 million and the acquisition of businesses in the amount of $33.0 million, primarily relating to acquisitions the Company completed in the third and fourth quarters of 2022.
During the year ended December 31, 2021, cash used in investing activities was $8.6 million, primarily consisting of the acquisition of property and equipment totaling $4.8 million and the acquisition of businesses and intangibles totaling $3.1 million to support the ongoing growth of the business. In addition, the Company made an equity investment amounting to approximately $0.7 million.
Financing Activities
During the year ended December 31, 2023, cash provided by financing activities was $1.1 million, including $25 million in proceeds from the Company’s Revolving Facility and $1.6 million in proceeds from the exercise of stock options, mostly offset by $4.3 million in payments under the terms of a finance lease, a $13.6 million decrease in amounts due to seller, $5.3 million in earnout payments on contingent liabilities and $2.3 million in payments for taxes related to shares withheld for employee taxes.
During the year ended December 31, 2022, cash used in financing activities was $6.2 million, including $3.7 million in the repurchase of Common Stock, $3.0 million in payments under the terms of a finance lease, a $2.5 million decrease in amounts due to seller and $0.9 million in repayments of notes payable, which were partially offset by $2.1 million in non-controlling interest contributions and $2.0 million in proceeds from the exercise of stock options.
During the year ended December 31, 2021, cash provided by financing activities was $155.2 million, due primarily to $158.1 million in proceeds from the issuance of Common Stock in connection with the Business Combination, which is net of $20.0 million in issuance costs. This was slightly offset by $2.2 million in payments on obligations under the terms of a finance lease and $0.5 million in expenditures to acquire the remaining 20% of the Company’s U.K. subsidiary. During 2021, the Company received $8.0 million in proceeds from a revolving bank loan, which was repaid during the fourth quarter of 2021.

Future minimum annual maturities of notes payable as of December 31, 2023 are as follows (in thousands):

Notes Payable
2024	$28.8
2025	25.8
2026	15.1
Total maturities	69.7
Current portion of notes payable	(28.1)
Long-term portion of notes payable	$41.6
Future minimum lease payments under finance leases as of the year ended December 31, 2023 are as follows (in millions):

Finance Leases
2024	$4.1
2025	3.7
2026	2.9
2027	1.5
2028	0.3
Thereafter	—
Total future minimum lease payments	12.5
Less effects of discounting	(1.1)
Present value of future minimum lease payments	$11.4
Future minimum lease payments under operating leases as of the year ended December 31, 2023 are as follows (in millions):

Operating Leases
2024	$3.3
2025	3.3
2026	2.4
2027	1.2
2028	0.6
Thereafter	0.3
Total future minimum lease payments	11.1
Less effects of discounting	(1.1)
Present value of future minimum lease payments	$10.0
Critical Accounting Policies
Basis of Presentation
The Company’s Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests on the Consolidated Balance Sheets represents the portion of consolidated joint ventures and a variable interest entity (“VIE”) in which the Company does not have direct equity ownership.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Ambulnz stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Ambulnz. The shares of common stock and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares of the Company, reflecting the exchange ratio (645.1452 to 1) established in the Business Combination. Further, Ambulnz was determined to be the accounting acquirer in the transaction; as such, the acquisition is considered to be a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations and was accounted for using the acquisition method of accounting.
Principles of Consolidation
In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
The Company holds variable interests in legal entities that contract with physicians and other health professionals in order to provide services to the Company. These entities are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of its VIEs and funds and absorbs all losses of its VIEs. The Company has determined that it is the primary beneficiary of its VIEs and therefore appropriately consolidates its VIEs.
Net loss for the Company’s VIEs were $235,976, $373,456 and $122,982 for the years ended December 31, 2023, 2022 and 2021, respectively. The total assets amounted to $4,364,274 and $610,553 on December 31, 2023 and 2022, respectively. Total liabilities were $4,811,857 and $320,424 on December 31, 2023 and 2022, respectively. The Company’s VIEs total stockholders’ deficit were $447,583 and $290,130 on December 31, 2023 and 2022, respectively.
Business Combinations
The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including noncontrolling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.
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
The Company generates revenues from the provision of (1) Mobile Health Services and (2) Transportation Services. The customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled; therefore the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient, which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections or other arrangements. All transaction prices are fixed and determinable, which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.
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

Please see Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risks
We are exposed to certain market risks, including those relating to changes in interest rates and foreign currency exchange rates. We do not enter into instruments for trading or speculative purposes.
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. As of December 31, 2023, the Company had $25 million outstanding under the Revolving Facility. In February 2024, the Company repaid all amounts outstanding under the Revolving Facility, and no amounts are outstanding as of the date of this Annual Report. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the year ended December 31, 2023 would have had a neutral net impact on our Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the United States and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) amounted to $4,022 to the Company for the year ended December 31, 2023, compared to $(20,423) and $(45,826) in the years ended December 31, 2022 and 2021, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the year ended December 31, 2023 would have resulted in a change in total revenues of approximately 0.7% and a change in total assets of approximately 0.9%.
Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable.

Although we deposit our cash, cash equivalents and restricted cash with multiple financial institutions in the United States and in foreign countries, our deposits, at times, may exceed federally insured limits. We do not believe we are exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held.

With respect to accounts receivable, for the year ended December 31, 2023, the Company had one customer that accounted for approximately 40% of revenues and 42% of net accounts receivable and another customer accounted for approximately 21% of revenues and 40% of net accounts receivable. For the year ended December 31, 2022, the Company had one customer that accounted for 35% of revenues and 45% of net accounts receivable. For the year ended December 31, 2021, the Company had one customer that accounted for approximately 23% of revenues and 26% of net accounts receivable and another customer that accounted for 26% of revenues and 24% of net accounts receivable. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
Item 8. Financial Statements and Supplementary Data.

DocGo Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
DocGo Inc. and Subsidiaries
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DocGo, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss allowance for Accounts Receivable

As described in Note 2 to the consolidated financial statements, the Company recorded consolidated accounts receivable of approximately $262.1 million net of a loss allowance of approximately $6.3 million at December 31, 2023. The allowance is management’s estimate of loss allowance on accounts receivable after considering quantitative and qualitative factors, applied for accounts receivables without a significant financing component by using a loss provision. Management makes periodic as well as individual assessments on the recoverability of accounts receivables based on customer historical credit loss experience, and where necessary, adjusted for information based on macroeconomic factors affecting the ability of its customers to settle the accounts receivables. Accounts receivables from customers with known financial difficulties or with significant doubt on collection of receivables are assessed individually for a loss allowance. Management assesses other customers by grouping them based on shared credit risk characteristics including geographical location, service type and payor.

The principal considerations for our determination that performing procedures relating to the loss allowance for accounts receivables is a critical audit matter are the significant judgment by management in determining the loss allowance for accounts receivable as influenced by qualitative factors in particular, which led to a high level of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls relating to the loss allowance for trade receivables.
•Testing management’s process included (i) evaluating the appropriateness of the methodology and models; (ii) testing the completeness and accuracy of certain data used in the estimate; (iii) evaluating management’s process to identify customers with known financial difficulties; and (iv) evaluating the reasonableness of significant assumptions and judgments made by management to estimate the loss allowance for accounts receivable, including the grouping of accounts receivables based on type of service and historical collections.

Revenue Recognition – Transport Services

As described in Note 2 to the consolidated financial statements, the Company recorded transport services revenue of approximately $181.5 million. Transport revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms and historical collections by each payor and geographical location.

The principal considerations for our determination that performing procedures relating to the transport revenue is a critical audit matter are the significant judgement by management in determining the lookback periods of historical collections which led to a high level of auditor judgment, subjectivity, and effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls relating to transport services revenue recognition.
•Testing the Company’ process included (i) selected a sample of transactions and verified the transport service has been performed (ii) obtained supporting cash collections for a sample of transactions (iii) obtained the Company’s historical collections for recent completed services, verified the receipts and recalculated the applied historical rate to the recorded revenue (iv) obtained the Company’s historical collections and verified these collections to ensure appropriate reserves for unpaid, open services.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2021.

Pittsburgh, PA

February 28, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
DocGo, Inc. and Subsidiaries
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited DocGo Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of DocGo, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Urish Popeck & Co., LLC
Pittsburgh, PA
February 28, 2024

DocGo Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$59,286,147	$157,335,323
Accounts receivable, net of allowance of $6,276,454 and $7,818,702 as of December 31, 2023 and December 31, 2022, respectively	262,083,462	102,995,397
Assets held for sale	—	4,480,344
Prepaid expenses and other current assets	17,499,953	6,269,841

Total current assets	338,869,562	271,080,905

Property and equipment, net	16,835,484	21,258,175
Intangibles, net	37,682,928	22,969,246
Goodwill	47,539,929	38,900,413
Restricted cash	12,931,839	6,773,751
Operating lease right-of-use assets	9,580,535	9,074,277
Finance lease right-of-use assets	12,003,919	9,039,663
Equity method investments	553,573	597,977
Deferred tax assets	11,888,539	9,957,967
Other assets	2,565,649	3,625,254
Total assets	$490,451,957	$393,277,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,827,258	$21,582,866
Accrued liabilities	91,340,609	31,573,031
Line of credit	25,000,000	—
Notes payable, current	28,131	664,913
Due to seller	7,823,009	26,244,133
Contingent consideration	19,792,982	10,555,540
Operating lease liability, current	2,773,020	2,325,024
Liabilities held for sale	—	4,480,344
Finance lease liability, current	3,534,073	2,732,639
Total current liabilities	170,119,082	100,158,490

Notes payable, non-current	41,586	1,236,601
Operating lease liability, non-current	7,223,941	7,040,982
Finance lease liability, non-current	7,896,392	5,914,164
Total liabilities	185,281,001	114,350,237

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 104,055,168 and 102,411,162 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	10,406	10,241
Additional paid-in-capital	320,693,866	301,451,435
Accumulated deficit	(21,394,310)	(28,972,216)

DocGo Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2023	2022
Accumulated other comprehensive income	1,484,905	741,206
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	300,794,867	273,230,666
Noncontrolling interests	4,376,089	5,696,725
Total stockholders’ equity	305,170,956	278,927,391
Total liabilities and stockholders’ equity	$490,451,957	$393,277,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021

Revenues, net	$624,288,642	$440,515,746	$318,718,580
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	428,906,225	285,794,520	208,971,062
Operating expenses:
General and administrative	137,152,512	103,403,416	74,892,828
Depreciation and amortization	16,431,892	10,565,578	7,511,579
Legal and regulatory	13,082,569	8,780,590	3,907,660
Technology and development	10,858,724	5,384,853	3,320,183
Sales, advertising and marketing	2,801,740	4,755,161	4,757,970
Total expenses	609,233,662	418,684,118	303,361,282
Income from operations	15,054,980	21,831,628	15,357,298

Other income:
Interest income (expense), net	1,684,399	762,685	(763,030)
Gain on remeasurement of warrant liabilities	—	1,127,388	5,199,496
Change in fair value of contingent liability	1,437,525	—	—
(Loss) gain on equity method investments	(343,336)	8,919	(66,818)
(Loss) gain on remeasurement of operating and finance leases	(866)	1,388,273	—
Gain on bargain purchase	—	1,593,612	—
Gain from PPP loan forgiveness	—	—	142,667
Loss on disposal of fixed assets	(852,544)	(21,173)	(34,342)
Goodwill impairment	—	(2,921,958)	—
Other expense	(686,865)	(987,482)	(40,086)
Total other income	1,238,313	950,264	4,437,887

Net income before (provision for) benefit from income tax	16,293,293	22,781,892	19,795,185
(Provision for) benefit from income taxes	(6,244,965)	7,961,321	(615,697)
Net income	10,048,328	30,743,213	19,179,488
Net income (loss) attributable to noncontrolling interests	3,189,873	(3,841,285)	(4,564,270)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	6,858,455	34,584,498	23,743,758
Other comprehensive income
Foreign currency translation adjustment	743,699	773,707	16,038
Total comprehensive income	$7,602,154	$35,358,205	$23,759,796

Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.07	$0.34	$0.30
Weighted-average shares outstanding - Basic	103,511,299	101,228,369	80,293,959

Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.06	$0.34	$0.25
Weighted-average shares outstanding - Diluted	105,617,817	102,975,831	94,863,613
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	28,055	$—	35,497	$—	55,008	$—	$142,346,852	$(87,300,472)	$(48,539)	$11,949,200	$66,947,041
Effect of reverse acquisition	18,099,548	—	22,900,719	—	35,488,938	—	—	—	—	—	—
Conversion of share due to merger recapitalization	(18,099,548)	—	(22,900,719)	7,649	(35,488,938)	—	—	—	—	—	7,649
Effect of reverse acquisition	—	—	76,489,205	7,649	—	—	142,346,852	(87,300,472)	(48,539)	11,949,200	66,954,690
Share issued for services	—	—	171,608	17	—	—	—	—	—	—	17
Exercise of cashless warrants	—	—	1,817,507	182	—	—	—	—	—	—	182
Issuance of shares net redemption and issuance costs of $9,566,304	—	—	5,297,097	530	—	—	43,404,558	—	—	—	43,405,088
PIPE, net of issuance costs of $10,396,554	—	—	12,500,000	1,250	—	—	114,602,318	—	—	—	114,603,568
Exercise of stock options	—	—	1,235,131	123	—	—	628,469	—	—	—	628,592
Stock based compensation	—	—	—	—	—	—	1,376,353	—	—	—	1,376,353
Fair value of Warrants from reverse acquisition	—	—	—	—	—	—	(18,717,998)	—	—	—	(18,717,998)
UK Ltd. Shares purchase	—	—	50,192	5	—	—	(479,336)	—	—	(242,945)	(722,276)
Sponsor Earnout shares	—	—	2,573,213	257	—	—	—	—	—	—	257
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	—	333,025	333,025
Foreign currency translation	—	—	—	—	—	—	—	—	16,038	—	16,038
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,564,270)	(4,564,270)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	—	—	—	—	23,743,758	—	—	23,743,758
Balance - December 31, 2021	—	$—	100,133,953	$10,013	—	$—	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Equity cost	—	—	—	—	—	—	(19,570)	—	—	—	(19,570)
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	—	2,063,000	2,063,000
Common stock repurchased	—	—	(536,839)	(54)	—	—	(3,731,658)	—	—	—	(3,731,712)
Exercise of stock options	—	—	1,053,401	105	—	—	1,980,674	—	—	—	1,980,779
Cashless exercise of options	—	—	354,276	36	—	—	(230)	—	—	—	(194)
Stock based compensation	—	—	—	—	—	—	7,183,992	—	—	—	7,183,992
Restricted stock units	—	—	—	—	—	—	495,579	—	—	—	495,579
Share warrants conversion	—	—	1,406,371	141	—	—	12,381,432	—	—	—	12,381,573
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,841,285)	(3,841,285)
Foreign currency translation	—	—	—	—	—	—	—	—	773,707	—	773,707
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	—	—	—	—	34,584,498	—	—	34,584,498
Balance - December 31, 2022	—	$—	102,411,162	$10,241	—	$—	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
UK Ltd. restricted stock	—	—	—	—	—	—	167,175	—	—	—	167,175
Health liquidation	—	—	—	—	—	—	—	70,284	—	—	70,284
Acquisition of CRMS	—	—	117,330	12	—	—	1,000,000	—	—	—	1,000,012

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

Acquisition of FMC NA	—	—	360,145	36	—	—	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	—	—	465,429	46	—	—	1,413,962	—	—	—	1,414,008
Cashless exercise of options	—	—	6,374	1	—	—	(1)	—	—	—	—
Shares withheld for taxes	—	—	(280,654)	(27)	—	—	(2,308,927)	—	—	—	(2,308,954)
Stock-based compensation	—	—	975,382	97	—	—	20,403,185	—	—	—	20,403,282
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	3,189,873	3,189,873
Foreign currency translation	—	—	—	—	—	—	—	—	743,699	—	743,699
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	—	—	—	—	6,858,455	—	—	6,858,455
Balance - December 31, 2023	—	$—	104,055,168	$10,406	—	$—	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,048,328	$30,743,213	$19,179,488
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation of property and equipment	4,829,780	4,114,346	2,312,437
Amortization of intangible assets	5,249,358	3,214,814	1,845,193
Amortization of finance lease right-of-use assets	6,352,754	3,236,418	2,913,925
Loss on disposal of assets	852,544	21,173	34,342
Deferred income tax	(1,981,519)	(9,957,967))	—
Gain from PPP loan forgiveness	—	—	(142,667)
Loss (gain) on equity method investments	343,336	(8,919))	66,818
Bad debt expense	3,601,520	3,815,187	4,467,956
Stock-based compensation	20,969,174	8,054,571	1,376,353
Loss on remeasurement of operating and finance leases	866	(1,388,273))	—
Loss on liquidation of business	70,284	—	—
Gain on remeasurement of warrant liabilities	—	(1,127,388)	(5,199,496)
Gain on bargain purchase	—	(1,593,612)	—
Goodwill impairment	—	2,921,958	—
Change in fair value of contingent consideration	(1,437,525)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(160,524,934)	(8,415,793)	(57,996,613)
Asset held for sale	—	190,312	—
Prepaid expenses and other current assets	(10,843,890)	(4,181,035)	(961,165)
Other assets	1,059,605	1,557,655	(2,490,564)
Accounts payable	(1,780,403)	3,637,305	11,879,850
Accrued liabilities	58,968,844	(5,964,064)	20,766,723
Net cash (used in) provided by operating activities	(64,221,878)	28,869,901	(1,947,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,584,561)	(3,198,234)	(4,808,409)
Acquisition of intangibles	(2,541,661)	(2,299,558)	(1,849,136)
Acquisition of businesses	(20,203,464)	(32,953,179)	(1,300,000)
Equity method investments	(298,932)	—	(655,876)
Proceeds from disposal of property and equipment	747,088	3,000	74,740
Acquisition of leased assets	—	—	(50,504)
Net cash used in investing activities	(29,881,530)	(38,447,971)	(8,589,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	25,000,000	—	8,000,000
Repayments of revolving credit line	—	(25,881)	(8,000,000)
Repayments of notes payable	(25,926)	(925,151)	(604,826)
Due to seller	(13,590,382)	(2,535,521)	(595,528)
Earnout payments on contingent liabilities	(5,266,681)	—	—
Noncontrolling interest contributions	—	2,063,000	333,025
Proceeds from exercise of stock options	1,581,183	1,980,585	628,592
Acquisition of UK Ltd remaining 20% shares	—	—	(479,331)

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Payments for taxes related to shares withheld for employee taxes	(2,308,954)	—	—
Common stock repurchased	—	(3,731,712)	—
Equity costs	—	(19,570)	—
Payments on obligations under finance lease	(4,270,553)	(2,985,568)	(2,216,309)
Issuance costs related to merger recapitalization	—	—	(19,961,460)
Proceeds from issuance of Class A common stock, net of transaction cost	—	—	178,102,313
Net cash provided (used) in financing activities	1,118,687	(6,179,818)	155,206,476

Effect of exchange rate changes on cash and cash equivalents	1,093,633	761,232	(21,414)

Net (decrease) increase in cash and restricted cash	(91,891,088)	(14,996,656)	144,648,457
Cash and restricted cash at beginning of period	164,109,074	179,105,730	34,457,273
Cash and restricted cash at end of period	$72,217,986	$164,109,074	$179,105,730

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash and non-cash transactions:

Cash paid for interest	$250,100	$197,005	$315,272

Cash paid for interest on finance lease liabilities	$600,239	$559,596	$525,476

Cash paid for income taxes	$4,251,658	$1,505,235	$615,697

Right-of-use assets obtained in exchange for lease liabilities	$7,621,538	$5,035,201	$5,271,662

Fixed assets acquired in exchange for notes payable	$—	$923,377	$1,113,102

Gain from PPP loan forgiveness	$—	$—	$142,667

Due to seller non-cash	$—	$—	$434,494

Acquisition of remaining FMC NA through due to seller and issuance of stock	$7,000,000	$—	$—

Acquisition of CRMS through issuance of stock	$1,000,000	$—	$—

Receivable exchanged for trade credits	$1,500,000	$—	$—

Reconciliation of cash and restricted cash
Cash	$59,286,147	$157,335,323	$175,537,221

Restricted cash	12,931,839	6,773,751	3,568,509

Total cash and restricted cash shown in statement of cash flows	$72,217,986	$164,109,074	$179,105,730
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.
1. Description of Organization and Business Operations
On November 5, 2021, DocGo Inc., a Delaware corporation, then known as Motion Acquisition Corp. (collectively with its subsidiaries, the “Company”), consummated a business combination pursuant to that certain Agreement and Plan of Merger, dated March 8, 2021 (the “Merger Agreement”), by and among the Company, Motion Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Ambulnz, Inc., a Delaware corporation (“Ambulnz”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination, the Company changed its name from Motion Acquisition Corp. to DocGo Inc.
As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021, Merger Sub merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation. As a result of the Business Combination, Ambulnz became a wholly owned subsidiary of the Company and each share of Series A preferred stock of Ambulnz, no par value, Class A common stock of Ambulnz, no par value, and Class B common stock of Ambulnz, no par value, was cancelled and converted into the right to receive a portion of the merger consideration issuable as common stock of the Company, par value $0.0001 (“Common Stock”), pursuant to the terms and conditions set forth in the Merger Agreement.
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
The Business
The Company is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations and healthcare transportation in major metropolitan cities in the United States (“U.S.”) and the United Kingdom (“U.K.”).
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
The Company conducts business in three operating segments: Mobile Health Services, Transportation Services and Corporate. Mobile Health Services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides total care management solutions to large, typically underserved, population groups primarily through arrangements with municipalities, which include healthcare services as well as ancillary services, such as shelter. Transportation Services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities. The Company’s Corporate segment primarily represents shared services and personnel that support both the Transportation Services and Mobile Health Services segments. It contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. None of the Company’s revenues or cost of revenues are reported within the Corporate segment.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC.
Principles of Consolidation
The Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests on the Consolidated Financial Statements represent a portion of consolidated joint ventures and a variable interest entity in which the Company does not have direct equity ownership. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.
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

In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
The Company holds variable interests in legal entities, which contract with physicians and other health professionals in order to provide services to the Company. These entities are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of its VIEs and funds and absorbs all losses of its VIEs. The Company has determined that it is the primary beneficiary of its VIEs and therefore appropriately consolidates its VIEs.
Net loss for the Company’s VIEs were $235,976, $373,456 and $122,982 for the years ended December 31, 2023, 2022 and 2021, respectively. The total assets amounted to $4,364,274 and $610,553 on December 31, 2023 and 2022, respectively. Total liabilities were $4,811,857 and $320,424 on December 31, 2023 and 2022, respectively. The Company’s VIEs total stockholders’ deficit were $447,583 and $290,130 on December 31, 2023 and 2022, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the years ended December 31, 2023, 2022 and 2021 were $743,699, $773,707, and $16,038, respectively.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Self-Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers’ compensation, general liability, auto liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, general liability and auto liability.
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
Major Customers
The Company had one customer that accounted for approximately 40% of revenues and 42% of net accounts receivable and another customer that accounted for 21% of revenues and 40% of net accounts receivable for the year ended December 31, 2023.
The Company had one customer that accounted for approximately 35% of revenues and 45% of net accounts receivable for the year ended December 31, 2022.
The Company had one customer that accounted for approximately 23% of revenues and 26% of net accounts receivable and another customer that accounted for 26% of revenues and 24% of net accounts receivable for the year ended December 31, 2021.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Major Vendor
The Company had one vendor that accounted for approximately 14%, 12% and 11% of total cost for the years ended December 31, 2023, 2022 and 2021, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternatives sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $3,699,793 and $8,125,966 with foreign financial institutions on December 31, 2023 and 2022, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023, December 31, 2022 and December 31, 2021 . For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the Consolidated Statements of Operations and Comprehensive Income and Consolidated Balance Sheets in the period of the change.

During the year ended December 31, 2022, the Company recorded $4,000,000 in contingent consideration in connection with the acquisition by Holdings of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”) to be paid based on the completion of certain performance obligations over a 24-month period. During the year, the Company recorded a change in fair value of contingent consideration in the amount of $338,956 and made a payment of $1,840,026. As of December 31, 2023, the remaining contingent liability balance was $1,821,018 (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. During the year, the Company recorded a change in fair value of contingent consideration in the amount of $374,044 and made a payment of $426,655. The estimated contingent consideration amount for Exceptional was $279,301 and $1,080,000 as of December 31, 2023 and December 31, 2022 , respectively (see Note 4).

During the year ended December 31, 2022, the Company also recorded $2,475,540 estimated contingent consideration in connection with the acquisition by Holdings of Location Medical Services, LLC (“LMS”) to be paid upon LMS meeting certain performance conditions in 2023. The Company recorded a change in fair value of contingent consideration in the amount of $2,000,312 and recorded $129,599 as a result of foreign exchange movement. The outstanding balance as of December 31, 2023 was $604,827 (see Note 4).

In connection with the acquisition by Holdings of Government Medical Services, LLC (“GMS”), the Company recorded $3,000,000 in contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the closing date of such acquisition. During the year, the Company made a $3,000,000 payment to settle the contingent liability balance as of December 31, 2023. As of December 31, 2022, there was a balance of $3,000,000 (see Note 4).

In connection with the acquisition by Holdings of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company recorded a change in fair value of contingent consideration in the amount of $1,265,645 for the year ended December 31, 2023. As of December 31, 2023, there was a remaining contingent liability balance of $17,087,835 (see Note 4).
Accounts Receivable
The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to provide Mobile Health Services and to transport patients at specified rates. These rates are either on a per procedure or per transport basis, or on an hourly or daily basis. Accounts receivable consist of billings for transportation and healthcare services provided to patients. Billings typically are either paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs or businesses, or by patients directly. Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of billing based on contractual terms or other arrangements. Accounts receivable are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of accounts receivable are recorded in the results of operations for the period in which the estimate is revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivable.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Income. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

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
Business Combinations
The Company accounts for its business combinations under the provisions of ASC 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including noncontrolling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In 2022, the Company reassigned all the assets at Ambulnz Health, LLC (“Health”) to assets held for sale as a result of an assignment for the benefit of creditors (“ABC”) (see Note 5). The Company also recognized a non-cash charge of $2,921,958 for Goodwill impairment for the year ended December 31, 2022 in the Consolidated Statements of Operations and Comprehensive Income.
Line of Credit
The costs associated with the Company’s line of credit are deferred and recognized over the term of the line of credit as interest expense.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to interest rate, market or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments contain features that qualify as embedded derivatives.
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
Related party transactions are recorded within operating expenses in the Consolidated Statements of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the years ended December 31, 2023, 2022 and 2021 refer to Note 17.
Revenue Recognition
On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”).

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company generates revenues from the provision of (1) Mobile Health Services and (2) Transportation Services. Since the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient, which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections or other arrangements. All transaction prices are fixed and determinable, which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.
Nature of Our Services
Revenue is primarily derived from:
i.Mobile Health Services: These services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides total care management solutions to large, typically underserved population groups, primarily through arrangements with municipalities, which include healthcare services as well as ancillary services, such as shelter.
ii.Transportation Services: These services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.
For Mobile Health Services, the performance of the services and any related support activities in the majority of the Company’s contracts are a single performance obligation under ASC 606. Mobile Health Services are typically billed based on a fixed rate (i.e., time and materials separately or combined) fee structure taking into consideration staff and materials utilized. The Company concluded that Transportation Services and any related support activities are a single performance obligation under ASC 606. The transaction price is determined by the fixed rate usage-based fees or fixed fees which are agreed upon in the Company’s executed contracts.
As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Mobile Health Services and Transportation Services is same day to five days with payments generally due within 30 days. For large municipal customers in the Mobile Health Services segment, invoices are generally produced on a monthly basis, in arrears, and are generally due within 30-60 days of when they are submitted to the customer. For Transportation Services, the Company estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The majority of the Company’s Mobile Health Services and Transportation Services each represent a single performance obligation. Therefore, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. For contracts with multiple distinct performance obligations, the Company allocates the transaction price based on their agreed-upon price to the individually identified performance obligations in the contract. The Company monitors and evaluates all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.
For Mobile Health Services, the customer also generally simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled. Therefore, the Company satisfies performance obligations at the same time. For certain Mobile Health Services that have a fixed fee arrangement and are provided over time, revenue is recognized over time as the services are provided to the customer. For Transportation Services, since the customer

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled, the Company satisfies performance obligations at the same time. For Transportation Services, where the customer pays fixed rate usage-based fees, the actual usage in the period represents the best measure of progress.
In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Year ended December 31,
	2023	2022	2021
Primary Geographical Markets
United States	$571,887,943	$419,578,082	$309,218,594
United Kingdom	52,400,699	20,937,664	9,499,986
Total revenue	$624,288,642	$440,515,746	$318,718,580

Major Segments/Service Lines
Mobile Health Services	$442,793,537	$325,891,440	$234,449,763
Transportation Services	181,495,105	114,624,306	84,268,817
Total revenue	$624,288,642	$440,515,746	$318,718,580
Stock Based Compensation
The Company maintained stock incentive plans under which incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if the management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.
Earnings per Share
Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock during the reporting periods. Potential dilutive Common Stock equivalents consist of the incremental shares of Common Stock issuable upon exercise of warrants and the incremental shares issuable upon exercise of stock options. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2023	2022	2021
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	6,858,455	34,584,498	23,743,758
Weighted-average shares - basic	103,511,299	101,228,369	80,293,959
Effect of dilutive options	2,106,518	1,747,462	14,569,654
Weighted-average shares - dilutive	105,617,817	102,975,831	94,863,613
Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	0.07	0.34	0.30
Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.06	0.34	0.25
Anti-dilutive employee share-based awards excluded	10,638,371	9,000,750	—
Equity Method Investment
The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not exercise control. The Company’s judgment regarding its level of influence over an equity method investee includes considering key factors, such as ownership interest, representation on the board of directors and participation in policy-making decisions.
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

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the year ended December 31, 2023, the Company made an additional investment amounting to $298,932. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Equity method investments” in the Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “(Loss) gain on equity method investments” on the accompanying Consolidated Statements of Operations and Comprehensive Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of December 31, 2023 and December 31, 2022, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Equity method investments” in the accompanying Consolidated Balance Sheets. Changes in value of NPA are recorded in “(Loss) gain on equity method investments” in the Consolidated Statements of Operations and Comprehensive Income.
Leases
The Company categorizes leases at their inception as either operating or finance leases based on the criteria in ASC 842, Leases (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach, and has established a right-of-use asset and a current and non-current lease liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the right-of-use asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.
The Company has lease arrangements for vehicles, equipment and facilities. These leases typically have original terms not exceeding 10 years and in some cases contain multi-year renewal options, none of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there are such occurrences. Regarding short-term leases, ASC 842-10-25-2

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as short-term leases.
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
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 only affects entities that have already adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2022-02 on January 1, 2023, which did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

3. Property and Equipment, net
Property and equipment, net as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Transportation equipment	$17,438,072	$20,773,862
Medical equipment	7,104,161	5,177,520
Office equipment and furniture	3,701,657	2,686,065
Leasehold improvements	709,619	579,658
Buildings	527,283	527,283
Land	37,800	37,800
	29,518,592	29,782,188
Less: Accumulated depreciation	(12,683,108)	(8,524,013)
Property and equipment, net	$16,835,484	$21,258,175
During the year ended December 31, 2023, the Company disposed of assets with a cost of $12,343,547 and accumulated depreciation of $10,743,915 for proceeds of $747,088. The Company recorded a loss on disposal of assets of $852,544.
During the year ended December 31, 2022, the Company disposed of assets with a cost of $50,353 and accumulated depreciation of $26,180 for proceeds of $3,000. The Company recorded a loss on disposal of assets of $21,173.
During the year ended December 31, 2021, the Company disposed of assets with a cost of $119,026 and accumulated depreciation of $9,944 for proceeds of $74,740. The Company recorded a loss on disposal of assets of $34,342.
The Company recorded depreciation expenses of $4,829,780, $4,114,346 and $2,312,437 as of December 31, 2023, 2022 and 2021, respectively.
4. Acquisitions
Government Medical Services, LLC
On July 6, 2022, Holdings acquired 100% of the outstanding shares of common stock of GMS, a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the closing date of such acquisition. Acquisition costs are included in general and administrative expenses and totaled $1,001,883 for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made a $3,000,000 payment to settle the contingent liability balance. As of December 31, 2023 and 2022, there was a due to seller balance of $0 and $3,000,000, respectively.
Exceptional Medical Transportation, LLC
On July 13, 2022, the Company acquired 100% of the outstanding shares of common stock of Exceptional, a provider of medical transportation services, in exchange for $13,708,333 consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24 month period following the closing date of the acquisition. The Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. Acquisition costs are included in general and administrative expenses totaled $56,571 for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company recorded a change in contingent consideration in the amount of $374,044. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $279,301 and $1,080,000 as of December 31, 2023 and 2022, respectively. Additionally, the Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of December 31, 2023. As of December 31, 2023 and 2022, there was a due to seller balance of $3,000,000 and $6,000,000, respectively.
Ryan Brothers Fort Atkinson, LLC
On August 9, 2022, the Company acquired 100% of the outstanding shares of common stock of Ryan Brothers, a provider of medical transportation services, in exchange for an aggregate purchase price of $11,422,252 consisting of $7,422,252 in cash at closing and an estimated $4,000,000 in contingent consideration to be paid out over 24 months, commencing on August 1, 2022, based on performance of certain obligations. Acquisition costs are included in general and administrative expenses and totaled $230,175 for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company recorded a change in contingent consideration in the amount of $338,956. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The estimated contingent consideration amount payable for Ryan Brothers was $1,821,018 and $4,000,000 as of December 31, 2023 and 2022, respectively.
Community Ambulance Service Ltd
On October 12, 2022, Holdings, through its indirect wholly owned subsidiary Ambulnz U.K. Ltd. (“UK Ltd.”), acquired Community Ambulance Service Ltd (“CAS”), a provider of emergency and non-emergency transport services, including high dependency, urgent care, mental health and blue light transport services, and diagnostics testing in the U.K. The aggregate purchase price consisted of approximately $5,541,269 in cash. The net assets acquired through the CAS acquisition was $7,134,881 mainly from the vehicles with high fair market value, which directly lead to a gain on bargain purchase amounting to $1,593,612. The Company expects this acquisition to help increase the Company’s presence in the U.K. market and help provide improved access to municipal contracts. Acquisition costs are included in general and administrative expenses totaling $171,779 for the year ended December 31, 2022.
Location Medical Services, LLC
On December 9, 2022, Holdings, through UK Ltd., acquired 100% of the outstanding shares of common stock of LMS. The aggregate purchase price consisted of $302,450 in cash consideration. The Company also agreed to pay LMS an additional $11,279,201 in deferred consideration and an estimated $2,475,540 in contingent consideration upon LMS meeting certain performance conditions in 2023. Acquisition costs are included in general and administrative expenses and totaled $4,200 for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company recorded a change in contingent consideration in the amount of $2,000,312 and recorded $129,599 in foreign exchange movement. The estimated contingent consideration amount payable for LMS was $604,827 and $2,475,540 as of December 31, 2023 and 2022, respectively. Additionally, the Company paid $11,279,201 of deferred consideration to LMS during the year ended December 31, 2023. As of December 31, 2023 and 2022, there was a due to seller balance of $0 and $11,279,201, respectively.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months following the closing of the transaction for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. Acquisition costs are included in general and administrative expenses and totaled $229,937 for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded a change in contingent consideration in the amount of $1,265,645. As of December 31, 2023, there was a remaining contingent liability balance of $17,087,835.
Ambulnz-FMC North America LLC

On April 1, 2023, the Company acquired the remaining outstanding shares of common stock of Ambulnz-FMC North America LLC (“FMC NA”), a prominent healthcare company that focuses on providing vital products and services for patients suffering from kidney diseases and renal failure, from its joint venture with Holdings in exchange for $4,000,000 in cash and $3,000,000 in Common Stock. Acquisition costs are included in general and administrative expenses totaling approximately $35,560 for the year ended December 31, 2023.

Healthworx LLC

On May 10, 2023, the Company acquired the remaining outstanding shares of common stock of Healthworx LLC (“Healthworx”), a provider of management, administration and support services to service providers focused on medical testing and diagnostic screening, from its joint venture with Rapid Reliable Testing, LLC (“RRT”) in exchange for $1,385,156 in cash.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	FMC NA	CRMS	LMS	CAS	Ryan Brothers	Exceptional	GMS	Total

Consideration:
Cash consideration	$4,000,000	$9,000,000	$302,450	$5,541,269	$7,422,252	$6,375,000	$20,338,789	$52,979,760
Stock consideration	3,000,000	1,000,000						4,000,000
Due to seller	—	—	11,279,201	—	—	6,000,000	—	17,279,201
Amounts held under an escrow account	—	—	—	—	—	1,333,333	—	1,333,333
Contingent liability	—	15,822,190	2,475,540	—	4,000,000	1,080,000	3,000,000	26,377,730
Total consideration	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$1,574,604	$5,404,660	$892,218	$620,548	$299,050	$1,005,453	$9,796,533
Accounts receivable	—	2,033,533	623,635	7,002,325	5,844,494	3,785,490	3,975,160	23,264,637
Other current assets	—	293,478	134,216	1,167,326	136,157	—	30,734	1,761,911
Property, plant and equipment	—	—	519,391	4,548,956	2,125,134	2,450,900	4,092	9,648,473
Intangible assets	—	15,930,000	2,419,600	—	387,550	125,000	10,305,000	29,167,150
Total identifiable assets acquired	—	19,831,615	9,101,502	13,610,825	9,113,883	6,660,440	15,320,439	73,638,704

Accounts payable	—	28,978	40,447	2,036,714	44,911	—	137,239	2,288,289
Due to seller	—	2,448,460	—	—	5,844,494	4,084,540	—	12,377,494
Other current liabilities	—	174,177	1,012,992	4,439,230	286,792	—	562,809	6,476,000
Total liabilities assumed	—	2,651,615	1,053,439	6,475,944	6,176,197	4,084,540	700,048	21,141,783

Noncontrolling interests	2,567,037	—	—	—	—	—	—	2,567,037

Goodwill	—	8,642,190	6,009,128	(1,593,612)	8,484,566	12,212,433	8,718,398	42,473,103
Additional paid-in-capital	4,432,963	—	—	—	—	—	—	4,432,963

Total purchase price	$7,000,000	$25,822,190	$14,057,191	$5,541,269	$11,422,252	$14,788,333	$23,338,789	$101,970,024
Pro Forma Disclosures
The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2023, 2022 and 2021 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2021. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

	2023	2022	2021
Revenue	$627,402,261	$539,522,587	$461,001,227
Net Income	11,087,122	46,960,359	43,763,036
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property, plant and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.
5. ABC Transaction and Held for Sale
During the year 2022, the Company started discussions regarding the potential liquidation process of Health through an ABC, with a targeted timeline for the transaction to be fully closed by December 31, 2022. The conversation involved operations, human resources, external legal counsel and the Assignee, Amb, LLC (a California limited liability company). Due to operational processes, the filing was extended and finalized on February 3, 2023.
An ABC is a liquidation process governed by state law (California law in this instance) that is an alternative to a bankruptcy case under federal law. Prior to commencing the ABC, Health ceased business operations and all of its employees were terminated and treated in accordance with California law. In the ABC, all of Health’s assets were transferred to the Assignee, who acts as a fiduciary for creditors and in a capacity equivalent to that of a bankruptcy trustee. The Assignee is responsible for liquidating the assets. Similar to a bankruptcy case, there is a claims process. Creditors of Health received notice of the ABC and a proof of claim form and were required to submit a proof of claim in order to participate in distribution of net liquidation proceeds by the Assignee.
As of December 31, 2022, Health met the criteria to be classified as held for sale. As the entity has met this criteria, the Company is required to record the respective assets and liabilities at the lower of carrying value or fair value, less any costs to sell, and present the related assets and liabilities as separate line items in the Consolidated Balance Sheets.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2023:

	Pre ABC Adjustment	2022 Adjustments	December 31,	YTD 2023 Adjustments	December 31,
			2022		2023
ASSETS

Current assets:
Cash and cash equivalents	$(190,312)	$190,312	$—	$—	$—
Accounts receivable, net	1,219,927	(1,219,927)	—	—	—
Prepaid expenses and other current assets	22,850	(22,850)	—	—	—
Total current assets	1,052,465	(1,052,465)	—	—	—

Property and equipment, net	1,107,279	(1,107,279)	—	—	—
Intangibles, net	30,697	(30,697)	—	—	—
Goodwill	5,085,689	(5,085,689)	—	—	—
Operating lease right-of-use assets	29,753	(29,753)	—	—	—
Assets held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Other assets	18,053,495	(96,419)	17,957,076	(17,957,076)	—
Total assets	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,122	$(196,122)	$—	$—	$—
Accrued liabilities	63,655,442	(4,250,603)	59,404,839	(59,404,839)	—
Operating lease liability, current	33,619	(33,619)	—	—	—
Liabilities held for sale	—	4,480,344	4,480,344	(4,480,344)	—
Total current liabilities	63,885,183	—	63,885,183	(63,885,183)	—
Total liabilities	$63,885,183	$—	$63,885,183	$(63,885,183)	$—

Stockholders' equity:
Accumulated deficit	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	(38,525,805)	(2,921,958)	(41,447,763)	41,447,763	—
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	$(38,525,805)	$(2,921,958)	$(41,447,763)	$41,447,763	$—
Total liabilities and stockholders’ equity	$25,359,378	$(2,921,958)	$22,437,420	$(22,437,420)	$—
The intercompany receivables and intercompany payables are eliminated in the Company’s Consolidated Balance Sheets.

6. Goodwill
In connection with the ABC, the Company evaluated its goodwill balances as of December 31, 2022 and determined that there was an impairment of goodwill related to its Health reporting unit. The impairment was primarily due to the ABC filing.

As a result of this impairment, the Company recognized a non-cash charge of $2,921,958 in the year ended December 31, 2022 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants.

Additionally, the Company recorded an aggregate of $8,642,190 and $35,299,136 in goodwill in connection with its acquisitions in the year ended December 31, 2023 and December 31, 2022, respectively.

The Company also updated the carrying value of the goodwill in its Condensed Consolidated Balance Sheets to reflect the additional goodwill. The carrying value of goodwill amounted to $47,539,929 as of December 31, 2023. The changes in the carrying value of goodwill for the year ended December 31, 2023 are as noted in the table below:

Carrying Value
Balance as of December 31, 2021	$8,686,966
Goodwill acquired during the period	35,299,136
Impairment recognized during the year	(2,921,958)
Reassignment of Goodwill to Assets held for sale	(2,163,731)
Balance as of December 31, 2022	$38,900,413
Goodwill acquired during the period	8,642,190
Currency translation adjustment and others	(2,674)
Balance as of December 31, 2023	$47,539,929
7. Intangibles
Intangible assets consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$20,961	$(15,592)	$68,192
Computer software	5 years	247,828	—	(235,967)	11,861
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,794,029	(8,821,563)	1,256,524
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	12,397,954	15,939,570	(3,334,925)	25,002,599
Trademark	8 years	326,646	17,101	(46,549)	297,198
Non-compete agreements	5 years	—	100,000	(15,000)	85,000
Trade credits	5 years	—	1,500,000	—	1,500,000
		$30,180,863	$19,971,661	$(12,469,596)	$37,682,928

	December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$48,668	$14,155	$(10,116)	$52,707
Computer software	5 years	294,147	(46,319)	(224,886)	22,942
Operating licenses	Indefinite	8,375,514	423,490	—	8,799,004
Internally developed software	4-5 years	6,013,513	2,270,545	(6,378,911)	1,905,147
Material contracts	Indefinite	—	62,550	—	62,550
Customer relationships	8-9 years	—	12,397,954	(594,301)	11,803,653
Trademark	8 years	—	326,646	(3,403)	323,243
		$14,731,842	$15,449,021	$(7,211,617)	$22,969,246
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $8,621. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
The Company recorded amortization expense of $5,249,358, $3,214,814 and $1,845,193 for the periods ended December 31, 2023, 2022 and 2021, respectively.
Future amortization expense at December 31, 2023 for the next five years and in the aggregate are as follows:

Amortization Expense
2024	$3,905,132
2025	3,855,130
2026	3,249,936
2027	3,249,222
2028	3,232,758
Thereafter	9,229,196
Total	$26,721,374
8. Accrued Liabilities
Accrued liabilities consisted of the following at the dates indicated:

	December 31, 2023	December 31, 2022
Accrued subcontractors	$37,858,755	$8,101,150
Accrued general expenses	27,001,232	11,436,462
Accrued workers' compensation and other insurance liabilities	12,881,902	3,766,469
Accrued payroll	6,464,192	4,245,838
Accrued bonus	4,784,005	1,500,717
Other current liabilities	2,350,523	2,522,395
Total accrued liabilities	$91,340,609	$31,573,031

9. Line of Credit
On November 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90,000,000 (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company's consolidated net leverage ratio. The Revolving Facility matures on the five-year anniversary of the closing date, November 1, 2027. The Revolving Facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25,000,000 under the Revolving Facility. As of December 31, 2023, the outstanding balance of the line of credit under the Revolving Facility was $25,000,000. The unused line of credit under the Revolving Facility was $65,000,000 as of December 31, 2023. The Company incurred $359,330 in interest charges relating to its line of credit during 2023, which is reflected in interest income (expense) on the Company's Consolidated Statements of Operations and Comprehensive Income.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $3,784, inclusive of interest ranging from 2.5% through 7.5%. The notes mature at various times through 2026 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	December 31, 2023	December 31, 2022
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing between March 2024 and August 2026	$69,717	$1,901,514
Total notes payable	69,717	1,901,514
Less: current portion of notes payable	28,131	664,913
Total non-current portion of notes payable	$41,586	$1,236,601
Interest expenses were $(201,883), $117,664 and $61,324 for the periods ended December 31, 2023, 2022 and 2021, respectively.
Future minimum annual maturities of notes payable as of December 31, 2023 are as follows:

Notes Payable
2024	$28,755
2025	25,847
2026	15,115
Total maturities	69,717
Current portion of notes payable	(28,131)
Long-term portion of notes payable	$41,586

11. Derivative Warrant Liabilities
For the year ended December 31, 2021, the Company determined the fair value of its warrants that were previously publicly traded in active markets (“Public Warrants’) using quoted market prices for identical instruments. Accordingly, the Public Warrants were classified as Level 1 financial instruments. As of December 31, 2021, there were 3,833,333 Public Warrants outstanding at a fair value of $8.1 million. Because the transfer of the Company’s warrants that were issued in a private placement simultaneously with the closing of its initial public offering (“Private Warrants” and together with the Public Warrants, the “warrants”) to anyone outside of a small group of individuals constituting the sponsors of the Company would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant was the same as that of a Public Warrant, with an insignificant adjustment for marketability restrictions. Accordingly, the Private Warrants were classified as Level 1 financial instruments. As of December 31, 2021, 2,533,333 Private Warrants remained outstanding at a fair value of $5.4 million. Due to fair value changes throughout the year ended December 31, 2021, we recorded a gain on remeasurement of warrant liabilities of $5.2 million.
For the year ended December 31, 2022, the Company recorded a gain of approximately $1.1 million from the remeasurement of warrant liabilities. The warrants were marked-to-market in each reporting period, and this loss reflected the increase in the Company’s stock price relative to the beginning of the period. On August 15, 2022, the Company announced the redemption of all of its outstanding warrants under the Warrant Agreement, dated as of October 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, on the redemption date of September 16, 2022 (the “Redemption Date”). Warrants surrendered for exercise on a cashless basis resulted in the issuance of 1,406,371 shares of Common Stock. A total of 68,514 warrants were not surrendered on the Redemption Date and were redeemed for $0.10 per warrant.
There were no warrants liabilities outstanding for the years ended December 31, 2023 and 2022.
12. Business Segment Information
The Company conducts business in three operating segments: Mobile Health Services, Transportation Services, and Corporate. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assessing performance. Prior to 2023, the Company reported in two segments because the Company’s entities have two main revenue streams. Beginning with the first quarter of 2023, the Company began reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Transportation Services and Mobile Health Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and costs of revenues continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing a clearer analysis of year-over-year performance. The Company’s Chief Executive Officer and Chief Financial Officer evaluate the Company’s financial information and resources and assesses the performance of these resources by revenue stream and by operating income or loss performance.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.

Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Year Ended December 31, 2023
Revenues	$442,793,537	$181,495,105	$—	$624,288,642

Income (loss) from operations	80,362,820	3,541,377	(68,849,217)	15,054,980

Total assets	280,646,925	132,178,214	77,626,818	490,451,957

Depreciation and amortization expense	4,226,657	9,393,895	2,811,340	16,431,892

Stock compensation	1,698,350	1,434,505	17,836,319	20,969,174

Long-lived assets	32,841,680	78,848,587	11,952,528	123,642,795

Capital expenditures	30,163,882	20,254,373	597,283	51,015,538

Year Ended December 31, 2022
Revenues	$325,891,440	$114,624,306	$—	$440,515,746

Income (loss) from operations	92,710,163	(14,546,171)	(56,332,364)	21,831,628

Total assets	116,821,500	118,627,613	157,828,515	393,277,628

Depreciation and amortization expense	1,685,114	6,050,265	2,830,199	10,565,578

Stock compensation	1,425,299	1,415,670	5,213,602	8,054,571

Long-lived assets	33,181,594	65,580,291	2,479,889	101,241,774

Capital expenditures	39,569,802	52,105,196	2,542,854	94,217,852

Year Ended December 31, 2021
Revenues	$234,449,763	$84,268,817	$—	$318,718,580

Income (loss) from operations	59,605,712	(20,983,766)	(23,264,648)	15,357,298

Total assets	61,503,278	59,299,426	188,799,948	309,602,652

Depreciation and amortization expense	(888,355)	6,458,218	1,941,716	7,511,579

Stock compensation	536,910	479,542	359,901	1,376,353

Long-lived assets	4,382,704	38,370,683	2,848,312	45,601,699

Capital expenditures	4,180,004	10,636,454	3,766,289	18,582,747
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Primary Geographical Markets
United States	$103,779,506	$83,145,362	$42,166,999
United Kingdom	19,863,289	18,096,412	3,434,700
Total Long-Lived Assets	$123,642,795	$101,241,774	$45,601,699
Revenues by geographic location are included in Note 2.
13. Equity
Share Repurchase Program
On May 24, 2022, the Company’s Board of Directors (the “Board of Directors”) authorized a share repurchase program to purchase up to $40 million of Common Stock (the “Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its Common Stock for $3,731,712. These shares were subsequently cancelled. There were no shares repurchased during the year ended December 31, 2023. The Program did not oblige the Company to acquire any specific number of shares and expired on November 24, 2023. Under the Program, shares could be repurchased using a variety of methods, including privately negotiated and/or open market transactions, under plans complying with Rule 10b5-1 under the Exchange Act of 1934, as amended, as part of accelerated share repurchases, block trades and other methods. The timing, manner, price and amount of any Common Stock repurchases under the Program were determined by the Company in its discretion and depended on a variety of factors, including legal requirements, price and economic and market conditions.
14. Stock Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”) replacing Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan reserved 16,607,894 shares of Class A common stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2033 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of December 31, 2023, approximately 4.7 million employee stock options had vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the consummation of the Business Combination, management took the average of several publicly traded companies that were representative of the Company’s size and industry in order to estimate its expected stock volatility. Subsequent to the Business Combination, the Company utilized publicly available pricing. The expected term of the options represented the period of time the instruments were expected to be outstanding. The Company based the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield was zero based on the fact that the Company had not historically paid and does not intend to pay a dividend in the foreseeable future.
The following assumptions were used to compute the fair value of the stock option grants during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.1% - 4.9%	0.71% - 4.3%
Expected term (in years)	6.25	6.25
Volatility	52% - 62%	60% - 69%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan for the years ended December 31, 2022 and 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2021	8,422,972	$6.21	8.77	$24,706,020
Granted/vested during the year	5,443,368	7.04	—	—
Exercised during the year	(1,699,720)	2.03	—	—
Cancelled during the year	(595,312)	8.28	—	—
Balance as of December 31, 2022	11,571,308	7.11	9.05	39,389,063
Granted/vested during the year	1,566,010	7.93	—	—
Exercised during the year	(514,065)	3.55	—	—
Cancelled during the year	(680,989)	7.52	—	—
Balance as of December 31, 2023	11,942,264	7.36	8.16	$50,315,593
Options vested and exercisable as of December 31, 2023	4,703,686	$7.02	7.47	$3,199,037
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the years ended December 31, 2023 and 2022 was $7.93 and $7.04, respectively.
On December 31, 2023, 2022 and 2021, the total recorded stock-based compensation related to stock option awards granted was $11,795,320, $6,232,992, and $1,376,353, respectively.
On December 31, 2023, 2022 and 2021, the total unrecognized compensation related to unvested stock option awards granted was $29,058,756, $41,666,564 and $20,792,804, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.79 years.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs for the year ended December 31, 2023 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2022	305,587	$8.35
Granted	3,104,766	6.15
Vested	(986,258)	8.61
Forfeited	—	0
Balance as of December 31, 2023	2,424,095	5.61
Vested and unissued as of December 31, 2023	49,490	5.47
Non-vested as of December 31, 2023	2,424,095	5.61
The total grant-date fair value of RSUs granted during the year ended December 31, 2023 was $19,526,515.
For the year ended December 31, 2023, the Company recorded stock-based compensation expense related to RSUs of $9,101,027, of which $493,043 is included in accrued liabilities.
For the year ended December 31, 2022, the Company recorded stock-based compensation expense related to RSUs of $1,821,579, of which $375,000 is included in accrued liabilities.
On December 31, 2023, and 2022, the total unrecognized compensation related to unvested RSUs granted was $12,602,662, and $2,177,713, respectively, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Performance-based Stock Units
The fair value of performance-based stock units (“PSUs”) is determined on the date of grant. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the vesting period based on the grant date fair value of the awards and probability of the achievement of the specified performance target. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under PSUs for the year ended December 31, 2023 was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance as of December 31, 2022	—	$—
Granted	1,085,270	5.16
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2023	1,085,270	5.16
Vested and unissued as of December 31, 2023	—	—
Non-vested as of December 31, 2023	1,085,270	5.16
The total grant-date fair value of PSUs granted during the year ended December 31, 2023 was $5,599,993.
For the year ended December 31, 2023, the Company recorded stock-based compensation expense related to PSUs of $72,827 which is included in accrued liabilities.
As of December 31, 2023, the Company had $5,527,166 in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 4.0 years.
15. Leases
Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2032. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property. The Company is required to hold certain funds in restricted cash and cash equivalents accounts under some of these agreements.
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

Lease Costs
The table below comprises lease expenses for the years ended December 31, 2023, 2022 and 2021, respectively:

	December 31,
Components of total lease cost:	2023	2022	2021

Operating lease expense	$3,418,134	$2,294,636	$1,993,984
Short-term lease expense	1,678,487	1,201,622	1,012,260
Total lease cost - operating leases	$5,096,621	$3,496,258	$3,006,244

Lease Position as of December 31, 2023
Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Consolidated Balance Sheets as follows:

	December 31, 2023	December 31, 2022
Assets
Lease right-of-use assets	$9,580,535	$9,074,277
Total lease assets	$9,580,535	$9,074,277

Liabilities
Current liabilities:
Lease liability - current portion	$2,773,020	$2,325,024
Noncurrent liabilities:
Lease liability, net of current portion	7,223,941	7,040,982
Total lease liability	$9,996,961	$9,366,006
Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	3.67
Weighted average discount rate - operating leases	5.71%

Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of December 31, 2023 are as follows:

Operating Leases
2024	$3,271,821
2025	3,305,703
2026	2,429,393
2027	1,219,709
2028	597,566
Thereafter	318,901
Total future minimum lease payments	11,143,093
Less effects of discounting	(1,146,132)
Present value of future minimum lease payments	$9,996,961
Operating lease expenses approximated $3,418,134, $2,294,636 and $1,993,984 for the years ended December 31, 2023, 2022 and 2021, respectively.
For the years ended December 31, 2023, 2022, 2021, the Company made $3,287,125, $2,294,636, $1,993,984 of fixed cash payments related to operating leases and $4,270,553, $2,985,568, $2,741,784 related to finance leases, respectively.
Finance Leases
The Company leases vehicles under non-cancelable finance lease agreements with a liability of $11,430,465, $8,646,803 and $10,139,410 for the years ended December 31, 2023, 2022 and 2021, respectively (accumulated depreciation of $11,679,823, $7,906,966 and $7,095,242 as of December 31, 2023, 2022 and 2021, respectively).
Depreciation expenses for the vehicles under non-cancelable lease agreements amounted to $6,352,754, $3,236,418 and $2,913,925 for the years ended December 31, 2023, 2022 and 2021, respectively.
Gain on Lease Remeasurement
In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases, which resulted in a gain of $1.4 million recorded as gains from lease accounting on the Consolidated Statements of Operations and Comprehensive Income.
Lease Payments
The table below comprises lease payments for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
Components of total lease cost:	2023	2022	2021

Finance lease payment	$4,270,553	$2,985,568	$2,741,784
Short-term lease payment	—	—	—
Total lease payments	$4,270,553	$2,985,568	$2,741,784

Lease Position as of December 31, 2023
Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Consolidated Balance Sheets as follows:

	December 31, 2023	December 31, 2022
Assets
Lease right-of-use assets	$12,003,919	$9,039,663
Total lease assets	$12,003,919	$9,039,663

Liabilities
Current liabilities:
Lease liability - current portion	$3,534,073	$2,732,639
Noncurrent liabilities:
Lease liability, net of current portion	7,896,392	5,914,164
Total lease liability	$11,430,465	$8,646,803
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of December 31, 2023:

Weighted average remaining lease term (in years) - finance leases	3.37
Weighted average discount rate - finance leases	5.42%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of December 31, 2023 are as follows:

Finance Leases
2024	$4,072,021
2025	3,745,030
2026	2,868,368
2027	1,495,766
2028	352,811
Thereafter	—
Total future minimum lease payments	12,533,996
Less effects of discounting	(1,103,531)
Present value of future minimum lease payments	$11,430,465

16. Other Income
The Company recognized $1,238,313, $950,264 and $4,437,887 of other income for the years ended December 31, 2023, 2022 and 2021, respectively, as follows:

	Year Ended December 31,

Other Income	2023	2022	2021
Interest income (expense), net	$1,684,399	$762,685	$(763,030)
Gain on remeasurement of warrant liabilities	—	1,127,388	5,199,496
Change in fair value of contingent liability	1,437,525	—	—
(Loss) gain on equity method investments	(343,336)	8,919	(66,818)
(Loss) gain on remeasurement of operating and finance leases	(866)	1,388,273	—
Gain on bargain purchase	—	1,593,612	—
Gain from PPE loan forgiveness	—	—	142,667
(Loss) on disposal of fixed assets	(852,544)	(21,173)	(34,342)
Goodwill impairment	—	(2,921,958)	—
ABC litigation	(1,000,000)	—	—
Other income (expense)	313,135	(987,482)	(40,086)
Total other income	$1,238,313	$950,264	$4,437,887
17. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler's services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler's services totaled $916,370, $960,081 and $702,083 for the years ended December 31, 2023, 2022 and 2021, respectively.
Subcontractor Services
PrideStaff provides subcontractor services for the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, a related party. The Company made subcontractor payments to PrideStaff totaling $0, $547,500 and $656,883 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
As compensation for his services during the Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone will receive a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Consulting Period. Mr. Capone will not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Anthony Capone totaling $90,000, $0, and $0 for the years ended December 31, 2023, 2022, and 2021 respectively.
Included in accounts payable were $45,000 and $86,555 due to related parties as of December 31, 2023, and 2022, respectively.
18. Income Taxes
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax benefit	21.00%	21.00%	21.00%
Permanent items	26.18%	0.56%	(2.71)%
State taxes, net of federal tax benefit	20.67%	7.77%	5.99%
Effects of Rates Different from Statutory	(0.04)%	0.17%	(0.06)%
Rate Change	0.04%	0.01%	—%
Other	(29.54)%	(3.64)%	(0.71)%
Change in valuation allowance	(1.91)%	(54.94)%	(20.98)%
Income tax provision (benefit)	36.40%	(29.07)%	2.53%
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$2,555,164	$1,493,772	$295,956
State and local	5,782,335	502,872	319,741
Foreign	-	-	-
	$8,337,499	$1,996,644	$615,697
Deferred:
Federal	$1,650,695	$(7,683,475)	$-
State and local	(3,256,914)	(2,649,791)	-
Foreign	(375,300)	375,301	-
	(1,981,519)	(9,957,965)	-
Total income tax expense (benefit)	$6,355,980	$(7,961,321)	$615,697

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$1,683,119	$893,328
Accrued expenses	799,295	382,649
Lease liability	4,674,177	2,359,566
Stock compensation	5,039,590	2,780,020
Research and development expense	865,800	303,446
Net operating loss	4,568,113	11,523,633
Other	(471,694)	(466,789)
Total deferred tax asset	$17,158,400	$17,775,853

Valuation allowance	(1,207,673)	(1,520,345)
Deferred income tax assets, net of allowance	$15,950,727	$16,255,508

Deferred tax liabilities:
Prepaid expenses	$(780,767)	$(994,644)
Depreciation	(3,819,069)	(2,798,988)
Right-of-use asset	(4,544,024)	(2,346,070)
Amortization	5,081,672	(157,839)
Total deferred tax liability	$(4,062,188)	$(6,297,541)

Deferred tax assets, net of allowance	$11,888,539	$9,957,967
The Company has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax asset will not be realized and, accordingly, has provided a partial valuation allowance against its net deferred tax asset as of December 31, 2023 and 2022, respectively. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.
As of December 31, 2023 ,2022 and 2021, the Company had federal net operating loss carryforwards of approximately $0, $35,289,184 and $53,573,046, respectively. As of December 31, 2023, 2022 and 2021, the Company had approximately $10,737,510, $1,520,345 and $202,965 of foreign net operating loss carryforwards, respectively. As of December 31, 2023, 2022 and 2021, the Company had state net operating loss carryforward of approximately $36,422,543, $2,592,560 and $67,229,895, respectively. The federal net operating loss carryforwards generated after December 31, 2017 of $35,298,184 carry forward infinitely. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2039. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar provisions.
The difference between the statutory income taxes on the Company’s pre-tax loss and the Company’s effective income tax rate during the years ended December 31, 2023 and 2022 is primarily due to a recorded valuation allowance. The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $1,207,673 and $1,520,345, respectively. The net change in the total valuation allowance for the years ended December 31, 2023, and 2022 was a decrease of $312,672 and $15,182,335, respectively.
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
The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2023, 2022, and 2021.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, open years related to all jurisdictions are 2022, 2021 and 2020. The Company has no open tax audits with any taxing authority as of December 31, 2023.
19. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of December 31, 2023.
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
As of December 31, 2022, the Company recorded a liability of $1,000,000, which represents an amount for an agreed-upon settlement of various class-based claims, both actual and potential, under California state law, as described below.
Stephanie Zamora, Jascha Dlugatch, et al. v. Ambulnz Health, LLC, et al. was filed in the Los Angeles Superior Court on October 11, 2018, and the complaint alleged wage and hour violations pursuant to California’s Private Attorneys’ General Act of 2004 (“PAGA”). On February 24, 2020, this case was consolidated with Jascha Dlugatch, et. al. v. Ambulnz Health, LLC (the “Consolidated Compliant”), another lawsuit filed in the Los Angeles Superior Court. On May 6, 2021, the parties attended mediation and settled the claims pled in the Consolidated Complaint on a class-wide and PAGA basis in exchange for a proposed $1,000,000 payment by the defendant parties, inclusive of administrative costs and fees. On September 9, 2022, the Los Angeles Superior Court preliminarily approved the proposed settlement, and on May 2, 2023, the Los Angeles Superior Court issued a final approval of the proposed settlement, which was paid in July 2023.
In addition, on October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its Chairman, current and former Chief Executive Officers, and current and former Chief Financial Officers. The complaint alleges that the Company violated various securities laws, and seeks class certification, damages, interest, attorneys’ fees, and other relief. On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as lead plaintiff. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

21. Risk and Uncertainties
COVID-19 Risks, Impacts and Uncertainties
The spread of COVID-19 and the related country-wide shutdowns and restrictions had a mixed impact on the Company’s business. In the ambulance transportation business, which predominantly comprises non-emergency medical transportation, the Company saw a decline in volumes from historical and expected levels, as elective surgeries and other procedures were postponed. In some of the Company’s larger markets, such as New York and California, there were declines in trip volume. In addition, the Company experienced lost revenues associated with sporting, concerts and other events, as those events were cancelled or significantly restricted (or entirely eliminated) the number of permitted attendees. Ambulance transports and event-related revenues have both since recovered to pre-COVID levels or higher.
There are two areas where the Company has experienced positive business impacts from COVID-19. In April and May 2020, the Company participated in an emergency project with Federal Emergency Management Agency in the New York City area. This engagement resulted in incremental transportation revenue. In addition, in response to the need for widespread COVID-19 testing and available EMTs and paramedics, the Company formed a new subsidiary, RRT, with the goal to perform COVID-19 tests at nursing homes, municipal sites, businesses, schools and other venues. RRT is part of the Mobile Health Services segment. As COVID-19 testing activity slowed to account for a minor portion of the Company’s revenues, RRT expanded its services beyond COVID-19 testing to a wide variety of tests, vaccinations and other procedures.
The Company’s current business plan assumes increased demand for Mobile Health Services. Demand for such services was accelerated by the pandemic, but is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
22. Subsequent Events
Share Repurchase Program
On January 31, 2024, the Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $36,000,000 in shares of Common Stock during a six-month period ending July 30, 2024 (the “Repurchase Program”) and may be suspended, extended, modified or discontinued at any time.

Under the terms of the Repurchase Program, the Company may purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when the Company does not possess material non-public information.

The timing, manner, price and amount of shares repurchased under the Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The Repurchase Program may be modified, suspended or discontinued at any time without prior notice.

Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.

Line of Credit

On February 8, 2024, the Company made a draw of $15,000,000 under its Revolving Facility.
On February 27, 2024, the Company repaid all amounts outstanding under the Revolving Facility, and no amounts are outstanding as of the date of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Attestation Report of Registered Public Accounting Firm
Urish Popeck & Co., LLC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting. Such report is included in Item 8 of this Annual Report and incorporated by reference herein.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
In the fourth quarter of 2023, other than as disclosed below, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Name	Title	Date Plan Adopted / Terminated	Original Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Lee Bienstock	Chief Executive Officer	Adopted May 17, 2023 and terminated November 10, 2023	August 16, 2023 to July 19, 2024	Sell 20,000	Yes
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as indicated below, the information required under this Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Proxy Statement”).
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.DocGo.com. We intend to disclose any future amendments to certain provisions of the Code of Ethics and waivers of the Code of Ethics granted to executive officers and directors on our website within four business days following the date of the amendment or waiver, as and to the extent required under the SEC and Nasdaq rules.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1.Financial Statements
The Consolidated Financial Statements filed as part of this Annual Report are listed on page F-1 in the accompanying index to the Consolidated Financial Statements.
2.Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.Exhibit Index
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 8, 2021, by and among the Company, Motion Merger Sub Corp. and Ambulnz, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).
4.2*	Description of Securities.
10.1#
Form of Indemnification Agreement, by between the Company and its officers and directors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.2
Amended and Restated Registration Rights Agreement, dated as of November 5, 2021, by and among the Company, Motion Acquisition LLC and Stan Vashovsky (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.3#
DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Proxy Statement/Consent Solicitation/Prospectus (File No. 333-257681) filed with the SEC on October 14, 2021).

10.4#
Executive Employment Agreement, effective November 5, 2021, by and between the Company and Andre Oberholzer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.5#
Executive Employment Agreement, effective November 5, 2021, by and between the Company and Anthony Capone (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.6#
Executive Employment Agreement, effective November 5, 2021, by and between the Company and Norman Rosenberg (incorporated by reference to Exhibit 10.9 of the Company’s Current Report Form 8-K filed with the SEC on November 12, 2021).

10.7#*	Executive Employment Agreement, dated August 3, 2023, by and between the Company and Stephen Sugrue.
10.8#
Executive Employment Agreement, dated November 2, 2023, by and between the Company and Lee Bienstock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2023).

10.9#
Separation and Transition Services Agreement, dated October 11, 2023, by and between the Company and Anthony Capone (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).

10.10#	Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).
10.11
Stock Escrow Agreement, dated as of November 5, 2021, by and among the Company, Motion Acquisition LLC and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.12#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Director Form) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.13#
Form of Grant Notice for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.14#
Form of Grant Notice for Incentive Stock Options and Standard Terms and Conditions for Incentive Stock Options under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.15#
Form of Restricted Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.16#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Employee Form) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.17#*	Form of Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan.
10.18
Credit Agreement, dated November 1, 2022, by and among the Company, the lender parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.19
First Amendment to Credit Agreement, dated January 30, 2024, by and between the Company and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

21.1*	Subsidiaries of DocGo Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	DocGo Inc. Compensation Recoupment (Clawback) Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________
*Filed herewith.
**Furnished herewith.
#Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCGO INC.

Date: February 28, 2024	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Bienstock	Chief Executive Officer	February 28, 2024
Lee Bienstock	(principal executive officer)

/s/ Norman Rosenberg	Chief Financial Officer	February 28, 2024
Norman Rosenberg	(principal financial and accounting officer)

/s/ Stanley Vashovsky	Chairman	February 28, 2024
Stanley Vashovsky

/s/ Michael Burdiek	Director	February 28, 2024
Michael Burdiek

/s/ Steven Katz	Director	February 28, 2024
Steven Katz

/s/ Vina Leite	Director	February 28, 2024
Vina Leite

/s/ Ira Smedra	Director	February 28, 2024
Ira Smedra

/s/ Ely D. Tendler	Director	February 28, 2024
Ely D. Tendler

/s/ James M. Travers	Director	February 28, 2024
James M. Travers