Form 10-Q
period 2024-03-31
DocGo Inc.
filed 2024-05-08
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, 101,565,541 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$41,244,446	$59,286,147
Accounts receivable, net of allowance of $6,319,441 and $6,276,454 as of March 31, 2024 and December 31, 2023, respectively	283,127,437	262,083,462
Prepaid expenses and other current assets	10,759,696	17,499,953
Total current assets	335,131,579	338,869,562

Property and equipment, net	16,315,633	16,835,484
Intangibles, net	36,764,034	37,682,928
Goodwill	47,489,759	47,539,929
Restricted cash	17,649,417	12,931,839
Operating lease right-of-use assets	9,125,733	9,580,535
Finance lease right-of-use assets	13,385,131	12,003,919
Equity method investments	470,406	553,573
Deferred tax assets	11,945,760	11,888,539
Other assets	2,407,665	2,565,649
Total assets	$490,685,117	$490,451,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,628,149	$19,827,258
Accrued liabilities	70,178,256	91,340,609
Line of credit	30,000,000	25,000,000
Notes payable, current	26,367	28,131
Due to seller	7,819,147	7,823,009
Contingent consideration	19,781,737	19,792,982
Operating lease liability, current	2,835,458	2,773,020
Finance lease liability, current	3,866,929	3,534,073
Total current liabilities	160,136,043	170,119,082

Notes payable, non-current	33,726	41,586
Operating lease liability, non-current	6,720,787	7,223,941
Finance lease liability, non-current	8,718,460	7,896,392
Total liabilities	175,609,016	185,281,001

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 102,961,495 and 104,055,168 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	10,297	10,406
Additional paid-in-capital	320,135,875	320,693,866
Accumulated deficit	(10,166,861)	(21,394,310)
Accumulated other comprehensive income	1,344,771	1,484,905
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	311,324,082	300,794,867
Noncontrolling interests	3,752,019	4,376,089
Total stockholders’ equity	315,076,101	305,170,956
Total liabilities and stockholders’ equity	$490,685,117	$490,451,957
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023

Revenues, net	$192,087,529	$113,002,703
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	124,808,914	81,226,498
Operating expenses:
General and administrative	40,181,035	29,220,317
Depreciation and amortization	4,182,781	3,649,329
Legal and regulatory	4,313,503	3,638,321
Technology and development	2,388,919	1,863,579
Sales, advertising and marketing	337,010	307,246
Total expenses	176,212,162	119,905,290
Income (loss) from operations	15,875,367	(6,902,587)

Other income (expense):
Interest (expense) income, net	(369,008)	809,172
Change in fair value of contingent liability	6,446	—
Loss on equity method investments	(83,167)	(115,286)
Loss on remeasurement of operating and finance leases	(4,697)	—
Gain (loss) on disposal of fixed assets	52,835	(54,839)
Other income	244,607	214,880
Total other income (expense)	(152,984)	853,927

Net income (loss) before income tax provision	15,722,383	(6,048,660)
(Provision for) benefit from income taxes	(5,119,004)	2,129,870
Net income (loss)	10,603,379	(3,918,790)
Net loss attributable to noncontrolling interests	(624,070)	(453,120)
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	11,227,449	(3,465,670)
Other comprehensive income
Foreign currency translation adjustment	(140,134)	243,658
Total comprehensive income (loss)	$11,087,315	$(3,222,012)

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.11	$(0.03)
Weighted-average shares outstanding - Basic	103,818,362	102,579,291

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.10	$(0.03)
Weighted-average shares outstanding - Diluted	108,506,435	102,579,291
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Exercise of stock options	96,101	10	249,705	—	—	—	249,715
UK Ltd. restricted stock	—	—	167,175	—	—	—	167,175
Stock-based compensation	424,911	42	8,181,549	—	—	—	8,181,591
Health liquidation	—	—	—	70,284	—	—	70,284
Net loss attributable to noncontrolling interests	—	—	—	—	—	(453,120)	(453,120)
Foreign currency translation	—	—	—	—	243,658	—	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(3,465,670)	—	—	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,603,379	$(3,918,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,431,308	1,482,610
Amortization of intangible assets	1,694,983	1,365,636
Amortization of finance lease right-of-use assets	1,056,490	801,083
(Gain) loss on disposal of assets	(52,835)	54,839
Deferred income tax	(55,776)	(1,015,555)
Loss on equity method investments	83,167	115,286
Bad debt expense	1,357,621	(1,902,587)
Stock-based compensation	3,988,339	8,450,016
Loss on remeasurement of operating and finance leases	4,697	—
Gain on liquidation of business	—	70,284
Change in fair value of contingent consideration	(6,446)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,401,596)	(24,668,050)
Prepaid expenses and other current assets	6,728,337	(174,059)
Other assets	(62,016)	274,683
Accounts payable	5,800,891	(2,581,796)
Accrued liabilities	(20,810,287)	(1,471,551)
Net cash used in operating activities	(10,639,744)	(23,117,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(951,702)	(1,976,075)
Acquisition of intangibles	(773,039)	(1,405,444)
Acquisition of businesses	—	1,574,604
Proceeds from disposal of property and equipment	25,000	117,420
Net cash used in investing activities	(1,699,741)	(1,689,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	45,000,000	—
Repayments of revolving credit line	(40,000,000)	—
Repayments of notes payable	(9,624)	(129,370)
Due to seller	(3,862)	(11,494,549)
Proceeds from exercise of stock options	—	416,890
Payments for taxes related to shares withheld for employee taxes	(20,946)	—
Common stock repurchased	(4,877,559)	—
Payments on obligations under finance lease	(969,588)	(744,030)
Net cash used in financing activities	(881,579)	(11,951,059)

Effect of exchange rate changes on cash and cash equivalents	(103,059)	168,149

Net decrease in cash and restricted cash	(13,324,123)	(36,590,356)
Cash and restricted cash at beginning of period	72,217,986	164,109,074
Cash and restricted cash at end of period	$58,893,863	$127,518,718
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$448,057	$32,827
Cash paid for interest on finance lease liabilities	$181,883	$126,584
Cash paid for income taxes	$557,598	$40,050
Right-of-use assets obtained in exchange for lease liabilities	$2,791,964	$926,468
Remeasurement of finance lease right-of-use asset due to lease modification	$300,000	$—
Fixed assets acquired in exchange for notes payable	$—	$150,079

Supplemental non-cash investing activity:
Acquisition of business funded by acquisition payable	$—	$19,473,805

Reconciliation of cash and restricted cash
Cash	$41,244,446	$120,056,897
Restricted cash	17,649,417	7,461,821
Total cash and restricted cash shown in statement of cash flows	$58,893,863	$127,518,718
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
The Business
The Company is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide (i) quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations and (ii) healthcare transportation in major metropolitan cities in the United States (“U.S.”) and the United Kingdom (“U.K.”).

The Company conducts business in three operating segments: Mobile Health Services, Transportation Services and Corporate. Mobile Health Services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides total care management solutions to large, typically underserved, population groups primarily through arrangements with municipalities, which include healthcare services as well as ancillary services, such as shelter. Transportation Services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities. The Company’s Corporate segment primarily represents shared services and personnel that support both the Mobile Health Services and Transportation Services segments. It contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. None of the Company’s revenues or cost of revenues are reported within the Corporate segment.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
The Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities ("VIEs") in which the Company does not have direct equity ownership. Certain amounts in the prior periods’ unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
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

The Company holds variable interests in legal entities that contract with physicians and other health professionals that provide services on behalf of the Company. These entities are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of its VIEs and funds and absorbs all losses of its VIEs. The Company has determined that it is the primary beneficiary of its VIEs and therefore appropriately consolidates its VIEs.

Net loss for the Company's VIEs was $275,905 and $186,637 for the three months ended March 31, 2024 and 2023, respectively. The total assets amounted to $5,364,950 and $4,364,274 as of March 31, 2024 and December 31, 2023, respectively. Total liabilities were $6,088,439 and $4,811,857 as of March 31, 2024 and December 31, 2023, respectively. The Company's VIEs' total stockholders’ deficit was $723,489 and $447,583 as of March 31, 2024 and December 31, 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended March 31, 2024 and 2023 were $(140,134) and $243,658, respectively.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses; the disclosure of contingent assets and liabilities in its financial statements; and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for doubtful accounts, stock-based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductibles, income taxes and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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
Major Customers
The Company had one customer that accounted for approximately 39% of revenues and 34% of net accounts receivable and another customer that accounted for 32% of revenues and 46% of net accounts receivable for the three months ended March 31, 2024.
The Company had one customer that accounted for approximately 46% of revenues and 62% of net accounts receivable for the three months ended March 31, 2023.
Major Vendor

The Company had one vendor that accounted for approximately 18% and 18% of total cost for the three months ended March 31, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $5,047,684 and $3,699,793 with foreign financial institutions on March 31, 2024 and December 31, 2023, respectively.
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
Level 3:    Unobservable inputs that are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company recorded a change in fair value of contingent consideration in the amount of $7,284 and $0 for the three months ended March 31, 2024 and 2023, respectively. There was a remaining contingent liability balance of $1,828,302 and $1,821,018 as of March 31, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company recorded a change in fair value of contingent consideration in the amount of $(13,730) and $0 for the three months ended March 31,2024 and 2023, respectively. There was a remaining contingent liability balance of $265,571 and $279,301 as of March 31, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2024 and 2023, but recorded $(4,799) and $50,542 as a result of foreign exchange movement for the three months ended March 31, 2024 and 2023, respectively. There was a remaining contingent liability balance of $600,029 and $604,827 as of March 31, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration to be paid out over 36 months for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2024 and 2023, respectively. There was a remaining contingent liability balance of $17,087,835 as of March 31, 2024 and December 31, 2023 (see Note 4).

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to provide Mobile Health Services and to transport patients at specified rates. These rates are either on a per procedure or per transport basis, or on an hourly or daily basis. Accounts receivable consist of billings for healthcare and transportation services provided to patients. Billings typically are either paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs or businesses or patients directly. Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. Accounts receivable are periodically evaluated for collectability based on past credit history with payors and their current financial condition. Changes in the estimated collectability of accounts receivable are recorded in the results of operations for the period in which the estimate is revised. Accounts receivable deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for accounts receivable.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Related Party Transactions
The Company defines related parties as affiliates of the Company, entities for which investments are accounted for by the equity method, trusts for the benefit of employees, principal owners (beneficial owners of more than 10% of the voting interest), management, members of immediate families of principal owners or management and other parties with which the Company may deal with if one party controls or can significantly influence management or the operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the three months ended March 31, 2024 and 2023 refer to Note 16.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

For Mobile Health Services, the performance of the services and any related support activities in the majority of the Company’s contracts are a single performance obligation under ASC 606. Mobile Health Services are typically billed based on a fixed rate (i.e., time and materials separately or combined) fee structure taking into consideration staff and materials utilized. The Company also concluded that Transportation Services and any related support activities are a single performance obligation under ASC 606. The transaction price is determined by the fixed rate usage-based fees or fixed fees that are agreed upon in the Company’s executed contracts.

As the performance associated with such services is known and quantifiable at the end of a period in which the services occurred (i.e., monthly or quarterly), revenues are typically recognized in the respective period performed. The typical billing cycle for Mobile Health Services and Transportation Services is same day to five days with payments generally due within 30 days. For large municipal customers in the Mobile Health Services segment, invoices are generally produced on a monthly basis, in arrears, and are generally due within 30-60 days of when they are submitted to the customer. For Transportation Services, the Company estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. Since the majority of the Company’s Mobile Health Services and Transportation Services each represent a single performance obligation, allocation is not necessary as the transaction price (fees) for the services provided is standard and explicitly stated in the contractual fee schedule and/or invoice. For contracts with multiple distinct performance obligations, the Company allocates the transaction price based on their agreed-upon price to the individually identified performance obligations in the contract. The Company monitors and evaluates all contracts on a case-by-case basis to determine if multiple performance obligations are present in a contractual arrangement.

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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended March 31,
	2024	2023
Primary Geographical Markets
United States	$179,110,846	$98,909,521
United Kingdom	12,976,683	14,093,182
Total revenues	$192,087,529	$113,002,703

Major Segments/Service Lines
Mobile Health Services	$143,941,158	$72,946,757
Transportation Services	48,146,371	40,055,946
Total revenues	$192,087,529	$113,002,703

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Stock-Based Compensation
The Company maintained stock incentive plans under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$11,227,449	$(3,465,670)
Weighted-average shares outstanding - Basic	103,818,362	102,579,291
Effect of dilutive options	4,688,073	1,236,473
Weighted-average shares outstanding - Diluted	108,506,435	102,579,291
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	0.11	(0.03)
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.10	(0.03)
Anti-dilutive employee share-based awards excluded	8,675,277	9,337,239
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

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the year ended December 31, 2023, the Company made an additional investment amounting to $298,932. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “(Loss) gain on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of March 31, 2024 and December 31, 2023, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “(Loss) gain on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Property and Equipment, Net
Property and equipment, net as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Transportation equipment	$17,493,078	$17,438,072
Medical equipment	7,623,138	7,104,161
Office equipment and furniture	3,916,431	3,701,657
Leasehold improvements	756,577	709,619
Buildings	527,284	527,283
Land	37,800	37,800
	30,354,308	29,518,592
Less: Accumulated depreciation	(14,038,675)	(12,683,108)
Property and equipment, net	$16,315,633	$16,835,484
During the three months ended March 31, 2024, the Company disposed of assets with a cost of $102,079 and accumulated depreciation of $61,834 for proceeds of $93,080. The Company recorded a gain on disposal of assets of $52,835 for the three months ended March 31, 2024.
The Company recorded depreciation expense of $1,431,308 and $1,482,610 for the three months ended March 31, 2024 and 2023, respectively.
4. Acquisition of Businesses
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
During the three months ended March 31, 2024, the Company recorded a change in contingent consideration in the amount of $(13,730). During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $265,571 and $279,301 as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of December 31, 2023. As of March 31, 2024 and December 31, 2023, there was a due to seller balance of $3,000,000.
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
During the three months ended March 31, 2024, the Company recorded a change in contingent consideration in the amount of $7,284. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The estimated contingent consideration amount payable for Ryan Brothers was $1,828,302 and $1,821,018 as of March 31, 2024 and December 31, 2023, respectively.

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
The Company recorded $(4,799) and $50,542 in foreign exchange movement during the three months ended March 31, 2024 and 2023, respectively. The estimated contingent consideration amount payable for LMS was $600,029 and $604,827 as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company paid $11,279,201 of deferred consideration to LMS during the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, there was no remaining due to seller amounts outstanding.
On April 2, 2024, the Company paid the contingent consideration balance in the amount of $600,029.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. A further probable consideration of $15,822,190 is to be paid out over 36 months following the closing of the transaction for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. Acquisition costs are included in general and administrative expenses and totaled $229,937 for the year ended December 31, 2023. During the year ended December 31, 2023, the Company recorded a change in contingent consideration in the amount of $1,265,645. As of March 31, 2024 and December 31, 2023, there was a remaining contingent liability balance of $17,087,835.
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

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	FMC NA	CRMS	LMS	Ryan Brothers	Exceptional	Total
Consideration:
Cash consideration	$4,000,000	$9,000,000	$302,450	$7,422,252	$6,375,000	$27,099,702
Stock consideration	3,000,000	1,000,000	—	—	—	4,000,000
Due to seller	—	—	11,279,201	—	6,000,000	17,279,201
Amounts held under an escrow account	—	—	—	—	1,333,333	1,333,333
Contingent liability	—	15,822,190	2,475,540	4,000,000	1,080,000	23,377,730
Total consideration	$7,000,000	$25,822,190	$14,057,191	$11,422,252	$14,788,333	$73,089,966

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$1,574,604	$5,404,660	$620,548	$299,050	$7,898,862
Accounts receivable	—	2,033,533	623,635	5,844,494	3,785,490	12,287,152
Other current assets	—	293,478	134,216	136,157	—	563,851
Property, plant and equipment	—	—	519,391	2,125,134	2,450,900	5,095,425
Intangible assets	—	15,930,000	2,419,600	387,550	125,000	18,862,150
Total identifiable assets acquired	—	19,831,615	9,101,502	9,113,883	6,660,440	44,707,440

Accounts payable	—	28,978	40,447	44,911	—	114,336
Due to seller	—	2,448,460	—	5,844,494	4,084,540	12,377,494
Other current liabilities	—	174,177	1,012,992	286,792	—	1,473,961
Total liabilities assumed	—	2,651,615	1,053,439	6,176,197	4,084,540	13,965,791

Noncontrolling interests	2,567,037	—	—	—	—	2,567,037

Goodwill	—	8,642,190	6,009,128	8,484,566	12,212,433	35,348,317
Additional paid-in-capital	4,432,963	—	—	—	—	4,432,963

Total purchase price	$7,000,000	$25,822,190	$14,057,191	$11,422,252	$14,788,333	$73,089,966
There were no new acquisitions for the three months ended March 31, 2024.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Pro Forma Disclosures
The following unaudited pro forma combined financial information for the three months ended March 31, 2023 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2023. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

Three Months Ended March 31, 2023
Revenue	$116,116,322
Net loss	(2,879,996)
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets, depreciation of property and equipment that have been revalued, transaction costs, interest expense, and the related tax effects. There were no new acquisitions for the three months ended March 31, 2024.

5. ABC Transaction and Held for Sale

In 2022, the Company started discussions regarding the potential liquidation process of Ambulnz Health, LLC (“Health”) through an assignment for the benefit of creditors (“ABC”), with a targeted timeline for the transaction to be fully closed by December 31, 2022. The conversation involved operations, human resources, external legal counsel, and Amb, LLC, a California limited liability company (the “Assignee”). Due to operational processes, the filing was extended and finalized on February 3, 2023.

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

As of December 31, 2022, Health met the criteria to be classified as held for sale. As a result, the Company was required to record the respective assets and liabilities at the lower of carrying value or fair value, less any costs to sell and present the related assets and liabilities as separate line items in the Condensed Consolidated Balance Sheets.

The intercompany receivables and intercompany payables were eliminated in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2022.
6. Goodwill

The Company recorded an aggregate of $8,642,190 in goodwill in connection with its acquisitions in the year ended December 31, 2023.

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the currency translation adjustment. The carrying value of goodwill amounted to $47,489,759 as of March 31, 2024. The changes in the carrying value of goodwill for the three months ended March 31, 2024 are as noted in the table below:

Carrying Value
Balance as of December 31, 2023	$47,539,929
Currency translation adjustment	(50,170)
Balance as of March 31, 2024	$47,489,759

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Intangibles
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$83,784	$—	$(16,988)	$66,796
Computer software	5 years	247,828	—	(238,007)	9,821
Operating licenses	Indefinite	9,399,004	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	793,240	(9,702,883)	1,168,444
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	28,337,524	(17,474)	(4,126,814)	24,193,236
Trademark	8 years	343,747	(2,727)	(56,837)	284,183
Non-compete agreements	5 years	100,000	—	(20,000)	80,000
Trade credits	5 years	1,500,000	—	—	1,500,000
		$50,152,524	$773,039	$(14,161,529)	$36,764,034

	December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$20,961	$(15,592)	$68,192
Computer software	5 years	247,828	—	(235,967)	11,861
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,794,029	(8,821,563)	1,256,524
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	12,397,954	15,939,570	(3,334,925)	25,002,599
Trademark	8 years	326,646	17,101	(46,549)	297,198
Non-compete agreements	5 years	—	100,000	(15,000)	85,000
Trade credits	5 years	—	1,500,000	—	1,500,000
		$30,180,863	$19,971,661	$(12,469,596)	$37,682,928
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $(3,050) for the three months ended March 31, 2024. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
The Company recorded amortization expense of $1,694,983 and $1,365,636 for the three months ended March 31, 2024 and 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future amortization expense at March 31, 2024 for the next five years and in the aggregate are as follows:

Amortization Expense
2024, remaining	$2,956,034
2025	3,897,755
2026	3,247,408
2027	3,246,694
2028	3,230,233
Thereafter	9,224,356
Total	$25,802,480

8. Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued subcontractors	$19,039,490	$37,858,755
Accrued general expenses	19,644,487	27,001,232
Accrued workers' compensation and other insurance liabilities	14,825,588	12,881,902
Accrued payroll	8,070,291	6,464,192
Accrued bonus	6,096,800	4,784,005
Other current liabilities	2,501,600	2,350,523
Total accrued liabilities	$70,178,256	$91,340,609
9. Line of Credit

On November 1, 2022, the Company entered into a credit agreement (the "Credit Agreement") with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90,000,000 (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company's consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the closing date. The Revolving Facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement.

As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 line of credit balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of March 31, 2024, the outstanding balance of the line of credit was $30,000,000 and the unused line of credit was $60,000,000. The Company incurred $449,099 and $0 in interest charges relating to its line of credit for the three months ended March 31, 2024 and 2023, respectively, which is reflected in interest income (expense) on the Company's unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $2,864, inclusive of interest ranging from 2.5% through 7.5%. The loan notes mature at various times through 2026 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	March 31, 2024	December 31, 2023
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing between June 2024 and August 2026	$60,093	$69,717
Total notes payable	60,093	69,717
Less: current portion of notes payable	26,367	28,131
Total non-current portion of notes payable	$33,726	$41,586
Interest expense was $883 and $29,034 for the three months ended March 31, 2024 and 2023, respectively.
Future minimum annual maturities of notes payable as of March 31, 2024 are as follows:

Notes Payable
2024, remaining	$19,981
2025	25,781
2026	14,331
Total maturities	60,093
Current portion of notes payable	(26,367)
Long-term portion of notes payable	$33,726
11. Business Segment Information

The Company conducts business in three operating segments: Mobile Health Services, Transportation Services and Corporate. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers, the Company’s Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assessing performance. Prior to 2023, the Company reported in two segments, because the Company’s entities have two main revenue streams. Beginning with the first quarter of 2023, the Company began reporting in three operating segments, adding a Corporate segment to allow for analysis of shared services and personnel that support both the Mobile Health Services and Transportation Services segments. Previously, these costs had been allocated almost entirely to the Transportation Services segment. All of the Company’s revenues and cost of revenues continue to be reported within the Transportation Services and Mobile Health Services segments. The Corporate segment contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The segment reporting for the prior-year period has been adjusted to conform to the new methodology, for the purposes of allowing a clearer analysis of year-over-year performance. The Company’s Chief Executive Officer and Chief Financial Officer evaluate the Company’s financial information and resources and assess the performance of these resources by revenue stream and by operating income or loss performance.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services and Corporate segments based primarily on results of operations.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended March 31, 2024
Revenues	$143,941,158	$48,146,371	$—	$192,087,529
Income (loss) from operations	32,212,025	1,016,298	(17,352,956)	15,875,367
Total assets	290,217,792	134,876,411	65,590,914	490,685,117
Depreciation and amortization expense	1,200,642	1,998,455	983,684	4,182,781
Stock compensation	1,912,290	138,424	1,937,625	3,988,339
Long-lived assets	46,236,132	66,118,463	10,725,695	123,080,290
Capital expenditures	129,190	3,208,082	798,213	4,135,485

Three Months Ended March 31, 2023
Revenues	$72,946,757	$40,055,946	$—	$113,002,703
Income (loss) from operations	13,188,159	1,083,040	(21,173,786)	(6,902,587)
Total assets	152,352,877	118,998,556	136,193,743	407,545,176
Depreciation and amortization expense	716,539	1,863,304	1,069,486	3,649,329
Stock compensation	116,934	259,693	8,073,389	8,450,016
Long-lived assets	32,775,318	82,637,490	11,469,921	126,882,729
Capital expenditures	26,090,733	3,625,456	1,499,647	31,215,836
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Primary Geographical Markets
United States	$103,643,069	$108,243,999
United Kingdom	19,437,221	18,638,730
Total Long-Lived Assets	$123,080,290	$126,882,729
Revenues by geographic location are included in Note 2.
12. Equity
Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors (the “Board of Directors”) authorized a share repurchase program to purchase up to $40,000,000 of Common Stock (the “2022 Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its Common Stock for $3,731,712. These shares were subsequently cancelled. The 2022 Program, which did not obligate the Company to repurchase a specific number of shares, expired on November 24, 2023.

On January 31, 2024, the Company's Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to $36,000,000 in shares of Common Stock during a six-month period ending July 30, 2024 (the "Repurchase Program"). The Repurchase Program does not obligate the Company to repurchase a specific number of shares.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

During the three months ended March 31, 2024, the Company repurchased and subsequently cancelled 1,255,614 shares of Common Stock for $4,877,559.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2033 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of March 31, 2024, approximately 5.1 million employee stock options had vested.
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
The following assumptions were used to compute the fair value of the stock option grants during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	0.7% - 4.3%
Expected term (in years)	5	6.25
Volatility	70.7%	60% - 69%
Dividend yield	—%	—%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the Company’s stock option activity under the Plan for the three months ended March 31, 2024:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2023	11,942,264	$7.36	8.16	$50,315,593
Granted/vested	50,000	3.66	—	—
Exercised	—	—	—	—
Cancelled	(203,279)	5.69	—	—
Balance as of March 31, 2024	11,788,985	7.38	8.05	49,866,336
Options vested and exercisable as of March 31, 2024	5,135,931	$6.89	7.53	$2,173,571
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the three months ended March 31, 2024 and the year ended December 31, 2023 was $3.66 and $7.93, respectively.
For the three months ended March 31, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $2,455,143, and $2,706,591, respectively.
On March 31, 2024 and December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $19,926,689 and $29,058,756, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.77 years.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Activity under RSUs during the three months ended March 31, 2024 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2023	2,424,095	$5.61
Granted	818,247	3.67
Vested	(165,688)	4.23
Forfeited	—	—
Balance as of March 31, 2024	3,076,654	5.16
Vested and unissued as of March 31, 2024	58,434	5.85
Non-vested as of March 31, 2024	3,018,220	$5.16
The total grant-date fair value of RSUs granted during the three months ended March 31, 2024 was $2,999,432.
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $1,184,394 and $429,675, respectively.
On March 31, 2024, and December 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $13,987,767, and $12,602,662, respectively, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Performance-based Stock Units
The fair value of performance-based restricted stock units (“PSUs”) is determined on the date of grant. The Company records compensation expense in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income on a straight-line basis over the vesting period for PSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.
Activity under PSUs during the three months ended March 31, 2024 was as follows:

	PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2023	1,085,270	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2024	1,085,270	5.16
Vested and unissued as of March 31, 2024	—	—
Non-vested as of March 31, 2024	1,085,270	$5.16
The total grant-date fair value of PSUs granted during the three months ended March 31, 2024 was $0.
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $348,802 and $0, respectively, which are included in accrued liabilities.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of March 31, 2024, and December 31, 2023, the total unrecognized compensation related to unvested PSUs granted was $5,178,365, and $5,527,166, respectively, which is expected to be recognized over a weighted-average period of approximately 3.8 years.
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
Certain leases for property and transportation equipment contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the right-of-use asset and lease obligations for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and whether the optional period and payments should be included in the calculation of the associated right-of-use asset and lease obligation. In making such determination, the Company considers all relevant economic factors that would require whether to exercise or not exercise the option.
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
Loss on Lease Remeasurement
In March 2024, the Company reassessed the use of an office space for one entity. As a result, the Company terminated the leased office space, which resulted in a loss of $7,306 recorded as loss from remeasurement of operating lease on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income during the three months ended March 31, 2024.
Lease Cost
The table below comprises operating lease expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Components of total lease cost:	2024	2023

Operating lease expense	$936,750	$756,245
Short-term lease expense	468,874	336,318
Total lease cost - operating leases	$1,405,624	$1,092,563

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Position as of March 31, 2024
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Assets
Lease right-of-use assets	$9,125,733	$9,580,535
Total lease assets	$9,125,733	$9,580,535

Liabilities
Current liabilities:
Lease liability - current portion	$2,835,458	$2,773,020
Noncurrent liabilities:
Lease liability, net of current portion	6,720,787	7,223,941
Total lease liability	$9,556,245	$9,996,961
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2024:

Weighted average remaining lease term (in years) - operating leases	3.54
Weighted average discount rate - operating leases	5.73%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of March 31, 2024 were as follows:

Operating Leases
2024, remaining	$2,465,671
2025	3,326,939
2026	2,488,249
2027	1,294,407
2028	676,215
Thereafter	365,656
Total future minimum lease payments	10,617,137
Less effects of discounting	(1,060,892)
Present value of future minimum lease payments	$9,556,245
Operating lease expense was approximately $936,750 and $756,245 for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the Company made $928,986 of fixed cash payments related to operating leases and $969,588 related to finance leases.
For the three months ended March 31, 2023, the Company made $756,245 of fixed cash payments related to operating leases and $744,030 related to finance leases.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Finance Leases
The Company leases vehicles under non-cancelable finance lease agreements with a liability of $12,585,389 and $11,430,465 as of March 31, 2024 and December 31, 2023, respectively, and accumulated depreciation of $11,469,799 and $11,679,823 as of March 31, 2024 and December 31, 2023, respectively.
Depreciation expense for the vehicles under non-cancelable finance lease agreements amounted to $1,056,490 and $801,083 for the three months ended March 31, 2024 and 2023, respectively.
Gain on Lease Remeasurement
In March 2024, the Company returned two leased vehicles. As a result, the Company terminated these leased vehicles, which resulted in a gain of $2,609 recorded as gain from remeasurement of finance leases on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income during the three months ended March 31, 2024.
Lease Payments
The table below presents lease payments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Components of total lease cost:	2024	2023

Finance lease payment	$969,588	$744,030
Short-term lease payment	—	—
Total lease payments	$969,588	$744,030
Lease Position as of March 31, 2024
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Assets
Lease right-of-use assets	$13,385,131	$12,003,919
Total lease assets	$13,385,131	$12,003,919

Liabilities
Current liabilities:
Lease liability - current portion	$3,866,929	$3,534,073
Noncurrent liabilities:
Lease liability, net of current portion	8,718,460	7,896,392
Total lease liability	$12,585,389	$11,430,465

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of March 31, 2024:

Weighted average remaining lease term (in years) - finance leases	3.46
Weighted average discount rate - finance leases	5.58%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of March 31, 2024 are as follows:

Finance Leases
2024, remaining	$3,381,839
2025	4,227,073
2026	3,363,565
2027	1,983,021
2028	843,042
Thereafter	83,908
Total future minimum lease payments	13,882,448
Less effects of discounting	(1,297,059)
Present value of future minimum lease payments	$12,585,389

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other income (expense)

The Company recognized $(152,984) and $853,927 of other income (expense) for the three months ended March 31, 2024 and 2023, respectively, as set forth in the table below.

	Three Months Ended
	March 31,
	2024	2023
Other income (expense)
Interest (expense) income, net	$(369,008)	$809,172
Change in fair value of contingent liability	6,446	—
Loss on equity method investments	(83,167)	(115,286)
Loss on remeasurement of operating and finance leases	(4,697)	—
Gain (loss) on disposal of fixed assets	52,835	(54,839)
Other income	244,607	214,880
Total other income (expense)	$(152,984)	$853,927

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC ("EDTSLS"), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler's services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company's payments to EDTSLS for Mr. Tendler's services totaled $253,250 and $234,230 for the three months ended March 31, 2024 and 2023, respectively.
Included in accrued liabilities were $52,050 and $0 due to related parties as of March 31, 2024 and December 31, 2023, respectively related to legal services.
Subcontractor Services
Pridestaff provides subcontractor services to the Company. Pridestaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $66,011 and $93,311 for the three months ended March 31, 2024 and 2023, respectively.
Included in accounts payable and accrued liabilities were $65,611 and $0 due to related parties as of March 31, 2024 and December 31, 2023, respectively related to subcontractor services.
Transition Services Agreement

On October 11, 2023, the Company and Anthony Capone, who resigned as Chief Executive Officer of the Company on September 15, 2023, entered into a separation and transition services agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Capone served as a consultant to the Company until March 15, 2024 (such period, the “Consulting Period”) to advise on matters relating to business continuity and processes and transition his institutional knowledge with respect to operational and other departmental functions.
As compensation for his services during the Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
for the duration of the Consulting Period. Mr. Capone will not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Anthony Capone totaling $135,000 and $0 for the three months ended March 31, 2024 and 2023, respectively.
Included in accounts payable were $45,000 and $45,000 due to related parties as of March 31, 2024 and December 31, 2023, respectively related to this Transition Agreement.
Consulting Agreement
On March 7, 2024, the Company entered into a separation and consulting agreement (the "Consulting Agreement") with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Consulting Agreement, Mr. Vashovsky will continue to serve as a consultant to the Company until March 31, 2025 (such period, the “Consulting Period”). During the Consulting Period, Mr. Vashovsky will provide advisory services as may be requested from time to time by the Company’s executive officers or the Board and assist with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, receive an equity grant during each quarter of the Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky will also be eligible to receive Company-subsidized healthcare coverage for the duration of the Consulting Period. The Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants.
There were no amounts included in accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023, related to the Consulting Agreement.
17. Income Taxes
As a result of the Company’s history of net operating losses, the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s (provision for) benefit from income taxes for the three months ended March 31, 2024 and 2023 were $(5,119,004) and $2,129,870, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company's expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of March 31, 2024.
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

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in this matter.

20. Risk and Uncertainties
Risks, Impacts and Uncertainties
The Company’s current business plan assumes increased demand for Mobile Health Services. Demand for such services was accelerated by the pandemic, but is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a loss of government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
21. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements."
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future revenues or performance; financing needs; business trends; results of operations; objectives and intentions with respect to future operations, services and products, including our geographic expansion; our margin normalization initiative; new and existing contracts and backlog; M&A activity; workforce growth; leadership transitions; cash position; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, changes in monetary pressure, financial institution instability or the prospect of a shutdown of the U.S. federal government; potential changes in federal, state or local government policies regarding immigration and asylum seekers; expected impacts of geopolitical instability, including the conflict in Ukraine, conflict in Israel and surrounding areas and rising tensions between mainland China and Taiwan; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

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
Overview
DocGo is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide (i) quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations; and (ii) medical transportation in major metropolitan cities in the United States and the United Kingdom.

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
For the three months ended March 31, 2024, the Company recorded net income of $10.6 million, compared to net loss of $3.9 million in the three months ended March 31, 2023.
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
Overall Economic Conditions in the Markets in Which We Operate
Economic changes both nationally and locally in our markets may impact our financial performance. Unfavorable changes in demographics, healthcare coverage of Mobile Health Services and Transportation Services, interest rates, inflation rates or ambulance manufacturing; a weakening of the national economy or of any regional or local economy in which we operate; and other factors beyond our control could adversely affect our business.
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
Inflation

The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate declined to 4.1% in 2023 from 8.0% in 2022, it remains above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes in 2023, raising its benchmark rate to the current level of 5.25-5.50%, which remained unchanged as of the date of the filing of this Quarterly Report on Form 10-Q. Inflation has remained elevated to this point in 2024, with a rate of 3.5% being recorded for March, but looking to the remainder of 2024, we anticipate a continued moderation of the inflation rate. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the three months ended March 31, 2024, the Company did not complete any acquisitions. During the three months ended March 31, 2023, the Company completed one acquisition for an aggregate purchase price of $25.8 million.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services are expected to wind down, beginning in the second quarter of 2024. While the specific timing and the rate of the wind-down of services is still uncertain, the Company expects that the revenues from these projects will be somewhat lower in the second half of 2024 than in the first half of the year.

In addition, government contract work subjects the Company to government audits, investigations and proceedings, which could lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a loss of government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenues and cost of revenues are contained within the Mobile Health Services and Transportation Services segments. Accordingly, revenues and cost of revenues are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on its results of operations. Accordingly, other income and expenses not included in results of operations are only included in the discussion of consolidated results of operations.
Revenues
The Company’s revenues consist of services provided by its Mobile Health Services segment and its Transportation Services segment.
Cost of Revenues
Cost of revenues consists primarily of revenues generating wages paid to employees, fees paid to subcontractors, medical supplies, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel and facility rent. We expect cost of revenues to continue to rise as we grow our business.

Operating Expenses
General and Administrative Expenses
General and administrative expense consists primarily of salaries, bad debt expense, insurance expense, consultant fees and professional fees for accounting services. We expect our general and administrative expense to increase as we continue to scale our business and grow headcount and as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities and other administrative and professional services.
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
Technology and Development Expenses
Technology and development expense, net of capitalization consists primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expense to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels.
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows and promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, grow our domestic and international operations and continue to build brand awareness.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Revolving Facility.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$192.1	100.0%	$113.0	100.0%	$79.1	70.0%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	124.8	65.0%	81.2	71.9%	43.6	53.7%
Operating expenses:
General and administrative	40.2	20.9%	29.2	25.8%	11.0	37.7%
Depreciation and amortization	4.2	2.2%	3.6	3.2%	0.6	16.7%
Legal and regulatory	4.3	2.2%	3.6	3.2%	0.7	19.4%
Technology and development	2.4	1.2%	1.9	1.7%	0.5	26.3%
Sales, advertising and marketing	0.3	0.2%	0.3	0.2%	—	—%
Total expenses	176.2	91.7%	119.8	106.0%	56.4	47.1%
Income (loss) from operations	15.9	8.3%	(6.8)	(6.0)%	22.7	333.8%

Other income (expense):
Interest (expense) income, net	(0.4)	(0.2)%	0.8	0.7%	(1.2)	(150.0)%
Change in fair value of contingent liability	—	—%	—	—%	—	—%
Loss on equity method investments	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
Loss on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain (loss) on disposal of fixed assets	0.1	0.1%	(0.1)	(0.1)%	0.2	200.0%
Other income	0.2	0.1%	0.2	0.2%	—	—%
Total other income (expense)	(0.2)	(0.1)%	0.8	0.7%	(1.0)	(125.0)%

Net income (loss) before income tax provision	15.7	8.2%	(6.0)	(5.3)%	21.7	361.7%
(Provision for) benefit from income taxes	(5.1)	(2.7)%	2.1	1.9%	(7.2)	(342.9)%
Net income (loss)	10.6	5.5%	(3.9)	(3.5)%	14.5	371.8%
Net loss attributable to noncontrolling interests	(0.6)	(0.3)%	(0.5)	(0.4)%	(0.1)	(20.0)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$11.2	5.8%	$(3.4)	(3.0)%	$14.6	429.4%

Revenues
Consolidated
For the three months ended March 31, 2024, total revenues were $192.1 million, an increase of $79.1 million, or 70.0%, compared to the three months ended March 31, 2023.

Mobile Health Services
For the three months ended March 31, 2024, Mobile Health Services revenues were $143.9 million, an increase of $71.0 million, or 97.3%, compared to the three months ended March 31, 2023. The increase in revenues was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. Specifically, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the second half of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services are expected to wind down, beginning in the second quarter of 2024. While the specific timing and the rate of the wind-down of services is still uncertain, the Company expects that the revenues from these projects will be somewhat lower in the second half of 2024 than in the first half of the year.
Transportation Services
For the three months ended March 31, 2024, Transportation Services revenues were $48.2 million, an increase of $8.2 million, or 20.2%, compared to the three months ended March 31, 2023. This increase was due to a 20% increase in trip volumes, to 69,977 trips in the three months ended March 31, 2024, from 58,176 trips for the three months ended March 31, 2023. The increase in trip volumes was due to a combination of growth in the Company's customer base in certain core markets and increased volumes with existing customers. Our average trip price declined to $400 in the three months ended March 31, 2024, from $415 in the three months ended March 31, 2023. The decline in the average trip price in the 2024 period reflected a shift in mix toward lower-priced transports when compared to the first quarter of 2023. However, the average trip price remains well above the levels of early 2022, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of Revenues
For the three months ended March 31, 2024, total cost of revenues (exclusive of depreciation and amortization) increased by 53.7% compared to the three months ended March 31, 2023, while revenues increased by approximately 70.0%. Cost of revenues as a percentage of revenues decreased to 65.0% in the three months ended March 31, 2024 from 71.9% in the three months ended March 31, 2023.
Total cost of revenues in the three months ended March 31, 2024 increased by $43.6 million compared to the same period in 2023. This increase was primarily attributable to a $7.6 million increase in total compensation, due to higher headcount for both the Mobile Health Services and Transportation Services segments; a $20.5 million increase in subcontracted labor costs, primarily driven by projects in both segments that required more personnel than the Company was able to initially provide through its existing staff; a $12.0 million increase in medical and related supplies; a $1.1 million increase in travel costs for field personnel and other clinicians who traveled out of their home regions to provide Mobile Health Services; and a $4.3 million net increase in other cost of revenues categories. These items were partially offset by a $1.9 million decline in vehicle costs, as the Company exited certain rental agreements during 2023.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2024 amounted to $92.9 million, up 76.3% from $52.7 million in the three months ended March 31, 2023. Cost of revenues as a percentage of revenues decreased to 64.5% from 72.3% in the prior year period, due to a significant increase in revenues, and in the absence of certain project ramp-up costs, in the form of higher overtime rates and a greater proportion of subcontracted labor, that were recorded in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2024 amounted to $31.9 million, up 11.9% from $28.5 million in the three months ended March 31, 2023. Cost of revenues as a percentage of revenues decreased to 66.3% from 71.1% in the prior year quarter, reflecting the impact of increased revenues from standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue, as well as a decline in the average fuel price.
Operating Expenses
For the three months ended March 31, 2024, the Company recorded $51.4 million of operating expenses compared to $38.7 million for the three months ended March 31, 2023, an increase of 32.8%. As a percentage of revenue, operating expenses decreased from 34.3% in the first quarter of 2023 to 26.8% in the first quarter of 2024, reflecting the increase in revenues described above. The increase of $12.7 million of operating expenses related primarily to a $0.6 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed during 2023; a $0.9 million increase in insurance costs, primarily being driven by the Mobile Health segment; a $0.6 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; a $0.7 million increase in professional fees, including higher audit fees resulting from the growth of the business; a $3.3 million increase in bad debt expense, reflecting the growth of the business and related increase in accounts receivable; and a net $6.6 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to fluctuate based upon the levels of revenues that are generated.
For the Mobile Health Services segment, operating expenses in the three months ended March 31, 2024 were $18.9 million, up from $7.2 million in the three months ended March 31, 2023. Operating expenses as a percentage of revenues increased to 13.1% in the first quarter of 2024, from 9.8% in the first quarter of 2023, reflecting significant expenditures that have been made in recent quarters in the expansion of services and geographic areas of operation, as well as the continued buildout of the Mobile Health Services management infrastructure.
For the Transportation Services segment, operating expenses in the three months ended March 31, 2024 were $15.2 million, compared to $10.5 million in the three months ended March 31, 2023. Operating expenses as a percentage of revenues increased to 31.5% for the three months ended March 31, 2024 from 26.1% in the three months ended March 31, 2023, despite the increased revenues in the current year period, reflecting increases in non-field headcount, such as dispatch and back office departments, as well as higher insurance costs, due to a larger vehicle fleet.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended March 31, 2024 were $17.3 million, compared to $21.1 million in the three months ended March 31, 2023. Corporate expenses amounted to approximately 9.0% of total consolidated revenues in the first quarter of 2024, compared to 18.7% in the first quarter of 2023, reflecting the significant increase in total consolidated revenues as well as some corporate expense reduction programs implemented at the end of 2023 and in early 2024.
Interest (expense) income, net

For the three months ended March 31, 2024, the Company recorded $0.4 million of interest expense, net compared to $0.8 million of interest income, net in the three months ended March 31, 2023. Interest expenses on borrowings under the Company's revolving credit line outweighed interest earned on balances in the Company’s interest-bearing accounts in the three months ended March 31, 2024, while average cash balances in these accounts were also lower when compared to the three months ended March 31, 2024.
Loss on equity method investments

During the three months ended March 31, 2024, the Company recorded a loss on equity method investments of $0.1 million representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended March 31, 2023, the Company also recorded a loss on equity method investments of $0.1 million.
Gain (loss) on disposal of fixed assets

During the three months ended March 31, 2024, the Company recorded a gain on the disposal of fixed assets of $0.1 million, compared to a loss on the disposal of fixed assets of $0.1 million during the three months ended March 31, 2023.
(Provision for) benefit from income taxes
During the three months ended March 31, 2024, the Company recorded an income tax provision of $5.1 million, compared to an income tax benefit of $2.1 million in the three months ended March 31, 2023. The increased tax expense in the 2024 period was due to the recording of pretax income in the 2024 period, as compared to a pretax loss in the 2023 period.
Net loss attributable to noncontrolling interests

For the three months ended March 31, 2024, the Company had net loss attributable to noncontrolling interests of approximately $0.6 million, compared to a net loss attributable to noncontrolling interests of approximately $0.5 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Between the inception of DocGo’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the PIPE Financing, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated positive net income for the three months ended March 31, 2024, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the three months ended March 31, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a continued decline in the Company’s cash balances. As these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor has been evident at different times during the second half of 2023 and the first quarter of 2024, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and the first quarter of 2024, as described below.

On November 1, 2022, the Company entered into the Credit Agreement, which provides for the Revolving Facility in the initial aggregate principal amount of $90.0 million. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50.0 million, though no lender (nor the lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and are updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027 and is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25.0 million under the Revolving Facility, which amount remained outstanding as of December 31, 2023. On February 8, 2024, the Company drew down an additional $15.0 million. On February 27, 2024, the Company repaid all amounts then outstanding under the Revolving Facility. However, in March 2024, the Company once again drew down under the Revolving Facility, and there was a total of $30.0 million outstanding as of the date of this Quarterly Report on Form 10-Q.

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

Capital Resources
Working capital as of March 31, 2024 and December 31, 2023 was as follows:

	March 31	December 31	Change $	Change %
$ in Millions	2024	2023
Working capital
Current assets	$335.1	$338.9	$(3.8)	(1.1%)
Current liabilities	160.1	170.1	(10.0)	(5.9%)
Total working capital	$175.0	$168.8	$6.2	3.7%

As of March 31, 2024, available cash totaled $41.2 million, which represented a decrease of $18.0 million compared to December 31, 2023, reflecting a significant increase in accounts receivable during the three months ended March 31, 2024. As of March 31, 2024, working capital amounted to $175.0 million, which represented an increase of $6.2 million compared to December 31, 2023, as the decreased cash balance was outweighed by higher accounts receivable and a decline in accrued liabilities. Increased accounts receivable in the three months ended March 31, 2024, which reflected the growth of the business and a shift towards higher credit quality customers who have longer payment terms, were outweighed by the decline in cash and a reduction in prepaid expenses and other assets, resulting in a small decline in current assets as of March 31, 2024 compared to December 31, 2023. However, this was outweighed by the decline in current liabilities in the three months ended March 31, 2024, due to lower accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor, and as the Company paid down a significant amount of its accrued liabilities during the quarter.
Cash Flows
Cash flows as of the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Change $	Change %
$ in Millions	2024	2023
Cash flow summary
Net cash used in operating activities	$(10.6)	$(23.1)	$12.5	54.1%
Net cash used in investing activities	(1.7)	(1.7)	—	—%
Net cash used in financing activities	(0.9)	(12.0)	11.1	92.5%
Effect of exchange rate changes	(0.1)	0.2	(0.3)	(150.0)%
Net decrease in cash	$(13.3)	$(36.6)	$23.3	63.7%
Operating Activities
During the three months ended March 31, 2024, operating activities used $10.6 million of cash, despite net income of $10.6 million. Non-cash charges amounted to $9.5 million and included $2.5 million in depreciation of property and equipment and right-of-use assets, $1.7 million from amortization of intangible assets, $4.0 million of stock compensation expense, bad debt expense of $1.4 million, and a loss of $0.1 million from an investment that is accounted for under the equity method. These were partially offset by a $0.1 million gain on the disposal of assets and $0.1 million in deferred taxes. Changes in assets and liabilities resulted in approximately $30.7 million in negative operating cash flow, as a $22.4 million increase in accounts receivable, primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles, a $20.7 million decrease in accrued liabilities, due to payment of certain payables, and a $0.1 million increase in other assets were partially offset by a $5.8 million increase in accounts payable and a $6.7 million decrease in prepaid expenses and other current assets.
During the three months ended March 31, 2023, operating activities used $23.1 million of cash, driven by a net loss of $3.9 million. Non-cash charges amounted to $9.4 million and included $2.3 million in depreciation of property and equipment and right-of-use assets, $1.4 million from amortization of intangible assets, $8.5 million of stock compensation expense and a $0.1 million loss on an equity investment. These were partially offset by a $1.9 million reduction in bad debt expense related to an adjustment in the provision for potential uncollectible accounts receivable and a $1.0 million gain from a deferred tax asset. Changes in assets and liabilities resulted in approximately $28.6 million in negative cash flow, as a

$24.7 million increase in accounts receivable, a $2.6 million decrease in accounts payable, a $1.5 million decrease in accrued liabilities and a $0.2 million increase in prepaid expenses outweighed a $0.3 million reduction in other assets.
Investing Activities
During the three months ended March 31, 2024, investing activities used $1.7 million of cash and consisted of the acquisition of property and equipment totaling approximately $1.0 million and the acquisition of intangibles in the amount of $0.8 million, slightly offset by $25,000 in proceeds from the disposal of property and equipment.
During the three months ended March 31, 2023, investing activities used $1.7 million of cash and consisted of the acquisition of property and equipment totaling $2.0 million and the acquisition of intangibles in the amount of $1.4 million, partially offset by $1.6 million in cash added via an acquisition and $0.1 million in proceeds from the disposal of property and equipment.
Financing Activities
During the three months ended March 31, 2024, financing activities used $0.9 million of cash, as $45.0 million in proceeds from the Company’s Revolving Facility were mostly offset by $40.0 million in repayments of the Revolving Facility. In addition, the Company spent approximately $4.9 million on its share repurchase program and $1.0 million in payments under the terms of a finance lease.
During the three months ended March 31, 2023, financing activities used $12.0 million of cash, due to a reduction of $11.5 million in amounts due to seller, as deferred payments were made under the terms of previously-closed acquisitions; $0.8 million in payments under the terms of finance leases; and $0.1 million in repayments of notes payable. These items were partially offset by $0.4 million in proceeds from the exercise of stock options.
Future minimum annual maturities of notes payable as of March 31, 2024 are as follows (in thousands):

Notes Payable
2024, remaining	$20.0
2025	25.8
2026	14.3
Total maturities	60.1
Current portion of notes payable	(26.4)
Long-term portion of notes payable	$33.7
Future minimum lease payments under finance leases as of March 31, 2024 are as follows (in millions):

Finance Leases
2024, remaining	$3.4
2025	4.2
2026	3.4
2027	2.0
2028	0.8
Thereafter	0.1
Total future minimum lease payments	13.9
Less effects of discounting	(1.3)
Present value of future minimum lease payments	$12.6

Future minimum lease payments under operating leases as of March 31, 2024 are as follows (in millions):

Operating Leases
2024, remaining	$2.5
2025	3.3
2026	2.5
2027	1.3
2028	0.7
Thereafter	0.3
Total future minimum lease payments	10.6
Less effects of discounting	(1.0)
Present value of future minimum lease payments	$9.6
Critical Accounting Estimates
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited Condensed Consolidated Financial Statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests in the unaudited Condensed Consolidated Financial Statements represent the portion of consolidated joint ventures and VIEs in which the Company does not have direct equity ownership.
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
The Company holds variable interests in legal entities that contract with physicians and other health professionals that provide services on behalf of the Company. These entities are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of its VIEs and funds and absorbs all losses of its VIEs. The Company has determined that it is the primary beneficiary of its VIEs and therefore appropriately consolidates its VIEs.
Net loss for the Company's VIEs was $275,905 and $186,637 for the three months ended March 31, 2024 and 2023, respectively. The total assets amounted to $5,364,950 and $4,364,274 as of March 31, 2024 and December 31, 2023, respectively. Total liabilities were $6,088,439 and $4,811,857 as of March 31, 2024 and December 31, 2023, respectively. The Company's VIEs' total stockholders’ deficit was $723,489 and $447,583 as of March 31, 2024 and December 31, 2023, respectively.

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
Revenue Recognition
On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), as amended.
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

The Company generates revenues from the provision of (1) Mobile Health Services and (2) Transportation Services. For both Mobile Health Services and Transportation Services, the customer simultaneously receives and consumes the benefits provided by the Company as the performance obligations are fulfilled. Therefore, the Company satisfies performance obligations immediately. The Company has utilized the “right to invoice” expedient, which allows an entity to recognize revenue in the amount of consideration to which the entity has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Revenues are recorded net of an estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms, historical collections or other arrangements. All transaction prices are fixed and determinable which includes a fixed base rate, fixed mileage rate and an evaluation of historical collections by each payor.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The Company drew down $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 line of credit balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of March 31, 2024, the outstanding balance of the line of credit was $30,000,0000. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the three months ended March 31, 2024 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange loss amounted to $140,134 to the Company in the first quarter of 2024, compared to $243,658 in the first quarter of 2023. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements. A hypothetical 10% change in the applicable foreign exchange rate during the three months ended March 31, 2024 would have resulted in a change in total revenues of approximately 0.6% and a change in total assets of approximately 0.9%.

Concentrations of Risk and Significant Clients
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions in the United States and in foreign countries, our deposits, at times, may exceed federally insured limits. We do not believe we are exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held.
With respect to accounts receivable, the Company had one customer that accounted for approximately 39% of revenues and 34% of net accounts receivable and another customer that accounted for 32% of revenues and 46% of net accounts receivable for the three months ended March 31, 2024. The Company had one customer that accounted for approximately 46% of revenues and 62% of net accounts receivable for the three months ended March 31, 2023. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases

On January 31, 2024, the Company's Board of Directors authorized the Repurchase Program, pursuant to which the Company may purchase up to $36,000,000 in shares of Common Stock during a six-month period ending July 30, 2024. The Repurchase Program does not oblige the Company to repurchase a specific number of shares.

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

Repurchases under the Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings. As of March 31, 2024, $31.1 million remained available for share repurchases pursuant to the Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended March 31, 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 1 through 31, 2024	—	$—	—	$36,000,000
February 1 through 29, 2024	—	$—	—	$36,000,000
March 1 through 31, 2024	1,255,614	$3.86	1,255,614	$31,147,554
Total	1,255,614	$3.86	1,255,614	$31,147,554

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(b) Trading Plans
In the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1
First Amendment to Credit Agreement, dated January 30, 2024, by and between the Company and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on January 31, 2024).

10.2
Separation and Consulting Agreement, dated March 7, 2024, by and between the Company and Stan Vashovsky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.3*	Amended and Restated Engagement Letter, dated April 18, 2024, by and between the Company and Ely D. Tendler Strategic and Legal Services, PLLC.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: May 8, 2024	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer