Form 10-Q
period 2024-06-30
DocGo Inc.
filed 2024-08-07
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 102,317,225 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$66,059,922	$59,286,147
Accounts receivable, net of allowance for credit loss of $6,263,055 and $6,276,454 as of June 30, 2024 and December 31, 2023, respectively	257,503,002	262,083,462
Prepaid expenses and other current assets	5,144,917	17,499,953
Total current assets	328,707,841	338,869,562

Property and equipment, net	15,996,793	16,835,484
Intangibles, net	35,973,775	37,682,928
Goodwill	47,505,110	47,539,929
Restricted cash	19,763,472	12,931,839
Operating lease right-of-use assets	9,372,463	9,580,535
Finance lease right-of-use assets	14,079,838	12,003,919
Equity method investments	554,879	553,573
Deferred tax assets	13,912,812	11,888,539
Other assets	2,298,704	2,565,649
Total assets	$488,165,687	$490,451,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,804,149	$19,827,258
Accrued liabilities	63,186,648	91,340,609
Line of credit	30,000,000	25,000,000
Notes payable, current	25,501	28,131
Due to seller	4,459,079	7,823,009
Contingent consideration	18,514,346	19,792,982
Operating lease liability, current	3,011,208	2,773,020
Finance lease liability, current	4,115,944	3,534,073
Total current liabilities	154,116,875	170,119,082

Notes payable, non-current	27,329	41,586
Operating lease liability, non-current	6,766,108	7,223,941
Finance lease liability, non-current	9,268,771	7,896,392
Total liabilities	170,179,083	185,281,001

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 101,682,770 and 104,055,168 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	10,168	10,406
Additional paid-in-capital	317,403,960	320,693,866
Accumulated deficit	(3,637,258)	(21,394,310)
Accumulated other comprehensive income	1,378,744	1,484,905
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	315,155,614	300,794,867
Noncontrolling interests	2,830,990	4,376,089
Total stockholders’ equity	317,986,604	305,170,956
Total liabilities and stockholders’ equity	$488,165,687	$490,451,957
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$164,949,716	$125,486,760	$357,037,245	$238,489,463
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	109,072,737	83,617,876	233,881,651	164,844,374
Operating expenses:
General and administrative	34,751,093	30,797,237	74,932,128	60,017,554
Depreciation and amortization	4,201,658	3,831,061	8,384,439	7,480,390
Legal and regulatory	4,013,796	2,404,856	8,327,299	6,043,177
Technology and development	2,368,999	2,574,389	4,757,918	4,437,968
Sales, advertising and marketing	392,284	685,387	729,294	992,633
Total expenses	154,800,567	123,910,806	331,012,729	243,816,096
Income (loss) from operations	10,149,149	1,575,954	26,024,516	(5,326,633)

Other income (expense):
Interest (expense) income, net	(513,650)	521,872	(882,658)	1,331,044
Change in fair value of contingent liability	(332,638)	—	(326,192)	—
Loss on equity method investments	(64,014)	(90,573)	(147,181)	(205,859)
Loss on remeasurement of operating and finance leases	(21,192)	—	(25,889)	—
Gain (loss) on disposal of fixed assets	12,563	(98,630)	65,398	(153,469)
Other income (expense)	337,276	(920,058)	581,883	(705,178)
Total other income (expense)	(581,655)	(587,389)	(734,639)	266,538

Net income (loss) before income tax provision	9,567,494	988,565	25,289,877	(5,060,095)
(Provision for) benefit from income taxes	(3,708,920)	355,054	(8,827,924)	2,484,924
Net income (loss)	5,858,574	1,343,619	16,461,953	(2,575,171)
Net income (loss) attributable to noncontrolling interests	(671,029)	3,354,886	(1,295,099)	2,901,766
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	6,529,603	(2,011,267)	17,757,052	(5,476,937)
Other comprehensive income
Foreign currency translation adjustment	33,973	405,778	(106,161)	649,436
Total comprehensive income (loss)	$6,563,576	$(1,605,489)	$17,650,891	$(4,827,501)

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.06	$(0.02)	$0.17	$(0.05)
Weighted-average shares outstanding - Basic	101,840,612	103,585,661	102,829,487	103,085,257

Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.06	$(0.02)	$0.17	$(0.05)
Weighted-average shares outstanding - Diluted	106,324,345	103,585,661	107,313,220	103,085,257
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Exercise of stock options	96,101	10	249,705	—	—	—	249,715
UK Ltd. restricted stock	—	—	167,175	—	—	—	167,175
Stock-based compensation	424,911	42	8,181,549	—	—	—	8,181,591
Health liquidation	—	—	—	70,284	—	—	70,284
Net loss attributable to noncontrolling interests	—	—	—	—	—	(453,120)	(453,120)
Foreign currency translation	—	—	—	—	243,658	—	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(3,465,670)	—	—	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024
Acquisition of CRMS	117,330	12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145	36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	260,410	26	706,379	—	—	—	706,405
Stock based compensation, net of tax settled in shares	92,033	9	1,778,001	—	—	—	1,778,010
Net income attributable to noncontrolling interests	—	—	—	—	—	3,354,886	3,354,886
Foreign currency translation	—	—	—	—	405,778	—	405,778
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(2,011,267)	—	—	(2,011,267)
Balance - June 30, 2023	103,762,092	$10,376	$312,101,281	$(33,729,702)	$1,390,642	$4,087,982	$283,860,579

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101
Common stock repurchased	(1,395,957)	(140)	(4,904,312)	—	—	—	(4,904,452)
Stock-based compensation	181,136	18	2,417,092	—	—	—	2,417,110
Shares withheld for taxes	(64,334)	(7)	(245,379)	—	—	—	(245,386)
Exercise of stock options	430	—	684	—	—	—	684
Net loss attributable to noncontrolling interests	—	—	—	—	—	(671,029)	(671,029)
Dividends paid to noncontrolling interest	—	—	—	—	—	(250,000)	(250,000)
Foreign currency translation	—	—	—	—	33,973	—	33,973
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	6,529,603	—	—	6,529,603
Balance - June 30, 2024	101,682,770	$10,168	$317,403,960	$(3,637,258)	$1,378,744	$2,830,990	$317,986,604
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,461,953	$(2,575,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,907,965	3,072,647
Amortization of intangible assets	3,278,854	2,780,580
Amortization of finance lease right-of-use assets	2,197,620	1,627,163
(Gain) loss on disposal of assets	(65,398)	153,469
Deferred income tax	(2,024,271)	(1,289,797)
Loss on equity method investments	147,181	205,859
Bad debt expense	2,770,658	976,690
Stock-based compensation	6,600,269	11,801,138
Loss on remeasurement of operating and finance leases	25,889	—
Gain on liquidation of business	—	70,284
Change in fair value of contingent consideration	326,192	—
Changes in operating assets and liabilities:
Accounts receivable	(1,550,265)	(15,407,684)
Prepaid expenses and other current assets	12,343,116	(223,468)
Other assets	46,945	86,334
Accounts payable	10,946,569	(14,901,225)
Accrued liabilities	(27,996,715)	1,198,399
Net cash provided by (used in) operating activities	26,416,562	(12,424,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,154,669)	(3,559,656)
Acquisition of intangibles	(1,567,957)	(1,931,602)
Acquisition of businesses	—	(20,203,464)
Equity method investments	(148,487)	—
Proceeds from disposal of property and equipment	82,713	277,238
Net cash used in investing activities	(3,788,400)	(25,417,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	45,000,000	—
Repayments of revolving credit line	(40,000,000)	—
Repayments of notes payable	(16,887)	(247,707)
Due to seller	(3,863)	(2,556,188)
Earnout payments on contingent liabilities	(1,600,029)	—
Dividends paid to noncontrolling interest	(250,000)	—
Proceeds from exercise of stock options	684	1,123,295
Payments for taxes related to shares withheld for employee taxes	(266,332)	—
Common stock repurchased	(9,782,011)	—
Payments on obligations under finance lease	(2,029,789)	(1,510,522)
Net cash used in financing activities	(8,948,227)	(3,191,122)

Effect of exchange rate changes on cash and cash equivalents	(74,527)	685,076

Net increase (decrease) in cash and restricted cash	13,605,408	(40,348,312)
Cash and restricted cash at beginning of period	72,217,986	164,109,074
Cash and restricted cash at end of period	$85,823,394	$123,760,762
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$912,292	$126,770
Cash paid for interest on finance lease liabilities	$366,827	$259,051
Cash paid for income taxes	$1,371,274	$4,223,810
Right-of-use assets obtained in exchange for lease liabilities	$5,739,465	$1,538,961
Remeasurement of finance lease right-of-use asset due to lease modification	$300,000	$—
Fixed assets acquired in exchange for notes payable	$—	$623,017

Supplemental non-cash investing and financing activities:
Acquisition of remaining FMC NA through due to seller and issuance of stock	$—	$7,000,000
Acquisition of CRMS	$—	$1,000,000
Pre-acquisition receivables written off through due to seller	$3,360,067	$—

Reconciliation of cash and restricted cash
Cash	$66,059,922	$109,159,519
Restricted cash	19,763,472	14,601,243
Total cash and restricted cash shown in statement of cash flows	$85,823,394	$123,760,762
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
Ambulnz was originally formed in Delaware on June 17, 2015 as Ambulnz, LLC, a limited liability company. On November 1, 2017, with an effective date of January 1, 2017, Ambulnz converted its legal structure from a limited liability company to a C-corporation and changed its name to Ambulnz, Inc. Ambulnz is the sole owner of Ambulnz Holdings, LLC (“Holdings”), which was formed in the state of Delaware on August 5, 2015 as a limited liability company. Holdings is the owner of multiple operating entities incorporated in various states in the United States (“U.S.”) as well as within England and Wales, United Kingdom (“U.K.”).
The Business
The Company is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide (i) quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations and (ii) healthcare transportation in major metropolitan cities in the U.S. and the U.K.

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities (“VIEs”) in which the Company does not have direct equity ownership. Certain amounts in the prior periods’ unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
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
In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial interest and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

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

Net income (loss) for the Company’s VIEs was $(81,978) and $306,854 for the three months ended June 30, 2024 and 2023, respectively and $(357,883) and $120,217 for the six months ended June 30, 2024 and 2023, respectively. Total assets amounted to $6,798,202 and $4,364,274 as of June 30, 2024 and December 31, 2023, respectively. Total liabilities were $7,603,668 and $4,811,857 as of June 30, 2024 and December 31, 2023, respectively. The Company’s VIEs’ total stockholders’ deficit was $805,466 and $447,583 as of June 30, 2024 and December 31, 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended June 30, 2024 and 2023 were $33,973 and $405,778, respectively, and $(106,161) and $649,436 for the six months ended June 30, 2024 and 2023, respectively.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses; the disclosure of contingent assets and liabilities in its financial statements; and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for credit loss, stock-based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, reserve for losses within the Company’s insurance deductibles, income taxes and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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
Major Customers
The Company had one customer that accounted for approximately 37% of revenues and 32% of net accounts receivable and another customer that accounted for 31% of revenues and 47% of net accounts receivable for the three months ended June 30, 2024. The Company had one customer that accounted for approximately 35% of revenues and 47% of net accounts receivable and another customer that accounted for 35% of revenues and 32% of net accounts receivable for the six months ended June 30, 2024.

The Company had one customer that accounted for approximately 36% of revenues and 36% of net accounts receivable for the three months ended June 30, 2023 and one customer that accounted for approximately 41% of revenues and 36% of net accounts receivable for the six months ended June 30, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Major Vendor

The Company had one vendor that accounted for approximately 18% and 13% of total cost for the three months ended June 30, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

The Company had one vendor that accounted for approximately 18% and 11% of total cost for the six months ended June 30, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $3,811,469 and $3,699,793 with foreign financial institutions on June 30, 2024 and December 31, 2023, respectively.
Restricted Cash
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the unaudited Condensed Consolidated Balance Sheets. Restricted cash is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for self-insurance exposures and a standby letter of credit as required by its insurance carrier (see Note 9).
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Balance Sheets in the period of the change.

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company recorded a change in fair value of contingent consideration in the amount of $45,319 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $52,603 and $0 for the six months ended June 30, 2024 and 2023, respectively. There was a remaining contingent liability balance of $1,873,621 and $1,821,018 as of June 30, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company recorded a change in fair value of contingent consideration in the amount of $(11,100) and $0 for the three months ended June 30, 2024 and 2023, respectively, and $(24,830) and $0 for the six months ended June 30, 2024 and 2023, respectively. There was a remaining contingent liability balance of $254,471 and $279,301 as of June 30, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2024 and 2023. The Company made a payment of $600,029 for the three and six months ended June 30, 2024 and recorded foreign exchange movements of $0 and $61,022 for the three months ended June 30, 2024 and 2023, respectively, and $(4,798) and $111,564 for the six months ended June 30, 2024 and 2023, respectively. There was a remaining contingent liability balance of $0 and $604,827 as of June 30, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company made a true-up payment of $1,000,000 for the three and six months ended June 30, 2024 and recorded a change in fair value of contingent consideration in the amount of $298,419 for the three and six months ended June 30, 2024, respectively, and $0 for the three and six months ended June 30, 2023. There was a remaining contingent liability balance of $16,386,254 and $17,087,835 as of June 30, 2024 and December 31, 2023, respectively (see Note 4).

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Accounts Receivable

The Company contracts with hospitals, healthcare facilities, businesses, state and local government entities, and insurance providers to provide Mobile Health Services and Transportation Services at specified rates. These rates are either on a per procedure or per transport basis, or on an hourly or daily basis. Accounts receivable consist of billings for healthcare and transportation services provided to patients. Billings typically are either paid or settled on the patient’s behalf by health insurance providers, managed care organizations, treatment facilities, government sponsored programs or businesses or patients directly. The Company generally does not require collateral for accounts receivable.

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

Under the current expected credit loss impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on a single portfolio segment. The Company assesses collectability by aggregating and reviewing accounts receivable on a collective basis for customers that share similar risk characteristics. Additionally, when accounts receivable do not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual specific identification basis when the Company identifies specific customers with known disputes or collectability issues. Due to the short-term nature of the Company’s accounts receivables, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

As of January 1, 2024, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $6,276,454. The Company recognized an additional provision for credit losses of $2,164,318 and write offs of $2,177,717 during the year. The Company’s balance in its allowance for credit losses amounted to $6,263,055 as of June 30, 2024.
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

Estimated Useful Life
Buildings	39 years
Office equipment and furniture	3-7 years
Vehicles	5-8 years
Medical equipment	5 years
Leasehold improvements	Shorter of useful life of asset or lease term
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For details regarding the related party transactions that occurred during the three and six months ended June 30, 2024 and 2023 refer to Note 16.
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

The transaction price associated with the Company’s contracts with customers is generally determined based on fixed and determinable amounts of consideration as specified in a contract, which includes a fixed base rate and/or fixed mileage rate. For Transportation Services arrangements with billings to third party payors and healthcare facilities, this may also include variable consideration in instances where it is considered probable that a significant reversal of cumulative revenue recognized will not occur. For these services, revenues are recorded net of estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowance at the time of billing based on contractual terms, historical collections or other arrangements. The Company also estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company utilizes the expected value method when estimating its variable consideration. The assumptions utilized in estimating variable consideration include the Company’s previous experience with similar contracts and history of collection rates on prior trips that have been performed. The Company reevaluates its variable consideration at each reporting period.
Nature of the Company’s Services
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary Geographical Markets
United States	$150,788,574	$112,603,145	$329,899,420	$211,512,665
United Kingdom	14,161,142	12,883,615	27,137,825	26,976,798
Total revenues	$164,949,716	$125,486,760	$357,037,245	$238,489,463

Major Segments/Service Lines
Mobile Health Services	$116,742,328	$80,064,609	$260,683,486	$153,011,367
Transportation Services	48,207,388	45,422,151	96,353,759	85,478,096
Total revenues	$164,949,716	$125,486,760	$357,037,245	$238,489,463
Stock-Based Compensation
The Company maintained stock incentive plans under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Earnings per Share
Earnings per share represents the net income attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock during the reporting periods. Potential dilutive Common Stock equivalents consist of the incremental shares of Common Stock issuable upon conversion of stock options, unvested RSUs and PSUs. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation.
The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	6,529,603	(2,011,267)	17,757,052	(5,476,937)
Weighted-average shares outstanding - Basic	101,840,612	103,585,661	102,829,487	103,085,257
Effect of dilutive options	4,483,733	1,190,120	4,483,733	1,190,120
Weighted-average shares outstanding - Diluted	106,324,345	103,585,661	107,313,220	103,085,257
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	0.06	(0.02)	0.17	(0.05)
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.06	(0.02)	0.17	(0.05)
Anti-dilutive employee share-based awards excluded	7,486,776	9,181,239	7,486,776	9,181,239
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
Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company periodically reviews the investments for other than temporary declines in fair value below cost or more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the period ended June 30, 2024 and December 31, 2023, the Company made additional investments amounting to $148,487 and $298,932, respectively. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Loss on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of June 30, 2024 and December 31, 2023, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Loss on

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Property and Equipment, Net
Property and equipment, net as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Transportation equipment	$17,509,161	$17,438,072
Medical equipment	8,469,066	7,104,161
Office equipment and furniture	4,105,848	3,701,657
Leasehold improvements	784,251	709,619
Buildings	527,284	527,283
Land	37,800	37,800
	31,433,410	29,518,592
Less: Accumulated depreciation	(15,436,617)	(12,683,108)
Property and equipment, net	$15,996,793	$16,835,484
During the six months ended June 30, 2024, the Company disposed of assets with a cost of $231,640 and accumulated depreciation of $146,245 for proceeds of $150,793. The Company recorded a gain on disposal of assets of $65,398 for the six months ended June 30, 2024.
The Company recorded depreciation expense of $1,476,657 and $1,590,037 for the three months ended June 30, 2024 and 2023, respectively.
The Company recorded depreciation expense of $2,907,965 and $3,072,647 for the six months ended June 30, 2024 and 2023, respectively.
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
The Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of December 31, 2023. As of June 30, 2024 and December 31, 2023, there was a due to seller balance of $3,000,000.
The Company recorded a change in fair value of contingent consideration in the amount of $(11,100) and $0 for the three months ended June 30, 2024 and 2023, respectively, and $(24,830) and $0 for the six months ended June 30, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $254,471 and $279,301 as of June 30, 2024 and December 31, 2023, respectively.
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
During the six months ended June 30, 2024, the Company wrote off $3,360,067 pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company made a payment in the amount of $3,863 on the remaining purchase price payable during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, there was a due to seller balance $5,113 and $3,369,043, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded a change in fair value of contingent consideration in the amount of $45,319 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $52,603 and $0 for the six months ended June 30, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The estimated contingent consideration amount payable for Ryan Brothers was $1,873,621 and $1,821,018 as of June 30, 2024 and December 31, 2023, respectively.
Location Medical Services, LLC
On December 9, 2022, Holdings, through its indirect wholly owned subsidiary Ambulnz U.K. Ltd. (“UK Ltd.”), acquired 100% of the outstanding shares of common stock of LMS. The aggregate purchase price consisted of $302,450 in cash consideration. The Company also agreed to pay LMS an additional $11,279,201 in deferred consideration and an estimated $2,475,540 in contingent consideration upon LMS meeting certain performance conditions in 2023.
Additionally, the Company paid $11,279,201 of deferred consideration to LMS during the year ended December 31, 2023. As of June 30, 2024 and December 31, 2023, there was no remaining due to seller amounts outstanding.
The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2024 and 2023, but recorded foreign exchange movements of $0 and $61,022 for the three months ended June 30, 2024 and 2023, respectively, and $(4,798) and $111,564 for the six months ended June 30, 2024 and 2023, respectively. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. The estimated contingent consideration amount payable for LMS was $0 and $604,827 as of June 30, 2024 and December 31, 2023, respectively.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. The Company also agreed to pay additional consideration following the initial closing, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBITDA targets (the “True-up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. Acquisition costs are included in general and administrative expenses and totaled $229,937 for the year ended December 31, 2023.

The Company recorded a change in fair value of contingent consideration in the amount of $298,419 and $0 for the three and six months ended June 30, 2024, respectively, and $0 for the three and six months ended June 30, 2023. During the six months ended June 30, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. The estimated contingent consideration amount payable for CRMS was $16,386,254 and $17,087,835 as of June 30, 2024 and December 31, 2023, respectively.
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

Healthworx LLC

On May 10, 2023, the Company acquired the remaining outstanding shares of common stock of Healthworx LLC (“Healthworx”), a provider of management, administration and support services to service providers focused on medical testing and diagnostic screening, from its joint venture with Rapid Reliable Testing, LLC in exchange for $1,385,156 in cash.

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
There were no new acquisitions during the six months ended June 30, 2024.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Pro Forma Disclosures
The following unaudited pro forma combined financial information for the three and six months ended June 30, 2023 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2023. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. The figures presented below for the three months ended June 30, 2023 represent the actual results of the Company, as the financial results of CRMS were consolidated in the Company’s results of operations for the entirety of the period.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$125,486,760	$241,603,082
Net income (loss)	1,343,619	(1,536,377)
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets, depreciation of property and equipment that have been revalued, transaction costs, interest expense and the related tax effects. There were no new acquisitions during the six months ended June 30, 2024.

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

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
reflect the currency translation adjustment. The carrying value of goodwill amounted to $47,505,110 as of June 30, 2024. The changes in the carrying value of goodwill for the six months ended June 30, 2024 are as noted in the table below:

Carrying Value
Balance as of December 31, 2023	$47,539,929
Currency translation adjustment	(34,819)
Balance as of June 30, 2024	$47,505,110
7. Intangibles
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$83,784	$—	$(18,385)	$65,399
Computer software	5 years	247,828	—	(239,889)	7,939
Operating licenses	Indefinite	9,399,004	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	1,581,977	(10,473,646)	1,186,418
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	28,337,524	(12,127)	(4,922,127)	23,403,270
Trademark	8 years	343,747	(1,893)	(67,659)	274,195
Non-compete agreements	5 years	100,000	—	(25,000)	75,000
Trade credits	5 years	1,500,000	—	—	1,500,000
		$50,152,524	$1,567,957	$(15,746,706)	$35,973,775

	December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Patents	15 years	$62,823	$20,961	$(15,592)	$68,192
Computer software	5 years	247,828	—	(235,967)	11,861
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,794,029	(8,821,563)	1,256,524
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	12,397,954	15,939,570	(3,334,925)	25,002,599
Trademark	8 years	326,646	17,101	(46,549)	297,198
Non-compete agreements	5 years	—	100,000	(15,000)	85,000
Trade credits	5 years	—	1,500,000	—	1,500,000
		$30,180,863	$19,971,661	$(12,469,596)	$37,682,928
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $(1,744) for the six months ended June 30, 2024. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
The Company recorded amortization expense of $1,583,871 and $1,414,944 for the three months ended June 30, 2024 and 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded amortization expense of $3,278,854 and $2,780,580 for the six months ended June 30, 2024 and 2023, respectively.
Future amortization expense at June 30, 2024 for the next five years and in the aggregate are as follows:

Amortization Expense
2024, remaining	$1,994,840
2025	3,954,889
2026	3,295,607
2027	3,283,152
2028	3,254,608
Thereafter	9,229,125
Total	$25,012,221
8. Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued workers' compensation and other insurance liabilities	$18,506,513	$12,881,902
Accrued general expenses	17,391,125	27,001,232
Accrued subcontractors	14,170,036	37,858,755
Accrued payroll	8,082,188	6,464,192
Accrued bonus	2,730,108	4,784,005
Other current liabilities	2,306,678	2,350,523
Total accrued liabilities	$63,186,648	$91,340,609
9. Line of Credit

On November 1, 2022, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90,000,000 (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins are 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and will be updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the closing date. The Revolving Facility is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement.

As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of June 30, 2024, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. The Company incurred $588,588 and $0 in interest charges relating to its Revolving Facility for the three months ended June 30, 2024 and 2023, respectively, and $1,037,687 and $0 for the six months ended June 30, 2024 and 2023, respectively, which is reflected in interest income (expense) on the Company's unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Standby Letter of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit expires on the one-year anniversary of the closing date, or October 20, 2024, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of June 30, 2024, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $2,867, inclusive of interest ranging from 2.5% through 7.5%. The loan notes mature at various times through 2026 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	June 30, 2024	December 31, 2023
Equipment and financing loans payable, between 2.5% and 7.5% interest and maturing between June 2024 and August 2026	$52,830	$69,717
Total notes payable	52,830	69,717
Less: current portion of notes payable	25,501	28,131
Total non-current portion of notes payable	$27,329	$41,586
Interest expense was $545 and $32,375 for the three months ended June 30, 2024 and 2023, respectively.
Interest expense was $1,428 and $61,409 for the six months ended June 30, 2024 and 2023, respectively.
Future minimum annual maturities of notes payable as of June 30, 2024 are as follows:

Notes Payable
2024, remaining	$12,674
2025	25,812
2026	14,344
Total maturities	52,830
Current portion of notes payable	(25,501)
Long-term portion of notes payable	$27,329
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
Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended June 30, 2024
Revenues	$116,742,328	$48,207,388	$—	$164,949,716
Income (loss) from operations	26,024,243	(2,094,964)	(13,780,130)	10,149,149
Total assets	378,083,028	66,508,021	43,574,638	488,165,687
Depreciation and amortization expense	1,183,437	2,143,948	874,273	4,201,658
Stock compensation	1,322,885	55,649	1,233,396	2,611,930
Long-lived assets	44,869,140	67,436,529	10,622,310	122,927,979
Capital expenditures	127,595	3,822,946	868,312	4,818,853

Three Months Ended June 30, 2023
Revenues	$80,064,609	$45,422,151	$—	$125,486,760
Income (loss) from operations	18,217,665	(537,625)	(16,104,086)	1,575,954
Total assets	142,049,757	121,884,046	126,352,242	390,286,045
Depreciation and amortization expense	1,201,771	1,940,635	688,655	3,831,061
Stock compensation	182,889	215,912	2,952,321	3,351,122
Long-lived assets	48,454,044	66,188,807	11,418,092	126,060,943
Capital expenditures	806,681	3,268,147	720,659	4,795,487

	Mobile Health Services	Transportation Services	Corporate	Total
Six Months Ended June 30, 2024
Revenues	$260,683,486	$96,353,759	$—	$357,037,245
Income (loss) from operations	58,236,268	(1,078,666)	(31,133,086)	26,024,516
Total assets	378,083,028	66,508,021	43,574,638	488,165,687
Depreciation and amortization expense	2,384,079	4,142,403	1,857,957	8,384,439
Stock compensation	3,235,175	194,073	3,171,021	6,600,269
Long-lived assets	44,869,140	67,436,529	10,622,310	122,927,979
Capital expenditures	256,785	7,031,028	1,666,525	8,954,338

Six Months Ended June 30, 2023
Revenues	$153,011,367	$85,478,096	$—	$238,489,463
Income (loss) from operations	31,159,245	433,522	(36,919,400)	(5,326,633)
Total assets	142,049,757	121,884,046	126,352,242	390,286,045
Depreciation and amortization expense	1,918,310	3,803,939	1,758,141	7,480,390
Stock compensation	299,822	475,605	11,025,711	11,801,138
Long-lived assets	48,454,044	66,188,807	11,418,092	126,060,943
Capital expenditures	26,539,244	13,632,633	2,467,347	42,639,224
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Geographic Information
The following table summarizes long-lived assets by geographic location as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Primary Geographical Markets
United States	$102,910,408	$103,779,506
United Kingdom	20,017,571	19,863,289
Total long-lived assets	$122,927,979	$123,642,795
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

On January 30, 2024, the Board of Directors authorized a new share repurchase program to purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024 (the “Repurchase Program”). The Repurchase Program did not obligate the Company to repurchase a specific number of shares.

Under the terms of the Repurchase Program, the Company could purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when the Company did not possess material non-public information.

The timing, manner, price and amount of shares repurchased under the Repurchase Program depended on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. Prior to expiration, the Repurchase Program could be modified, suspended or discontinued at any time without prior notice.

Repurchases under the Repurchase Program could be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.

During the three months ended June 30, 2024, the Company repurchased and subsequently cancelled 1,395,957 shares of Common Stock for $4,904,452. There were no shares repurchased during the three months ended June 30, 2023.

During the six months ended June 30, 2024, the Company repurchased and subsequently cancelled 2,651,571 shares of Common Stock for $9,782,011. There were no shares repurchased during the six months ended June 30, 2023.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of June 30, 2024, approximately 4.0 million employee stock options had vested.

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
The following assumptions were used to compute the fair value of the stock option grants during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.37%	4.14%
Expected term (in years)	5.66	6.25
Volatility	65.95%	56.00%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan during the six months ended June 30, 2024:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2023	11,942,264	$7.36	8.16	$3,961,556
Granted/vested	278,350	2.54	—	—
Exercised	(430)	1.59	—	—
Cancelled	(3,796,384)	7.72	—	—
Balance as of June 30, 2024	8,423,800	7.07	7.64	1,260,897
Options vested and exercisable as of June 30, 2024	3,972,414	$6.63	6.90	$1,235,740
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the six months ended June 30, 2024 and the year ended December 31, 2023 was $2.54 and $7.93, respectively.

For the three months ended June 30, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $785,703, and $3,053,206, respectively.
For the six months ended June 30, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $3,240,846, and $5,759,798, respectively.
On June 30, 2024 and December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $15,153,439 and $29,058,756, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.59 years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.
Activity under RSUs during the six months ended June 30, 2024 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2023	2,424,095	$5.61
Granted	1,057,997	2.84
Vested	(346,823)	4.23
Forfeited	(47,181)	5.49
Balance as of June 30, 2024	3,088,088	4.99
Vested and unissued as of June 30, 2024	—	—
Non-vested as of June 30, 2024	3,088,088	$4.99
The total grant-date fair value of RSUs granted during the six months ended June 30, 2024 was $3,710,431.
For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $1,631,400 and $663,748, respectively.
For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $2,815,794 and $1,093,423, respectively.
On June 30, 2024, and December 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $13,067,369, and $12,602,662, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Performance-based Stock Units
The fair value of performance-based restricted stock units (“PSUs”) is determined on the date of grant. The Company records compensation expense in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) on a straight-line basis over the vesting period for PSUs. The vesting period for PSUs ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Activity under PSUs during the six months ended June 30, 2024 was as follows:

	PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2023	1,085,270	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	(217,054)	—
Balance as of June 30, 2024	868,216	5.16
Vested and unissued as of June 30, 2024	—	—
Non-vested as of June 30, 2024	868,216	$5.16
There were no PSUs granted during the three and six months ended June 30, 2024.
For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $194,827 and $0, respectively, which are included in accrued liabilities.
For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $543,629 and $0, respectively, which are included in accrued liabilities.
As of June 30, 2024 and December 31, 2023, the total unrecognized compensation related to unvested PSUs granted was $3,863,538 and $5,527,166, respectively, which is expected to be recognized over a weighted-average period of approximately 3.5 years.
14. Leases
The Company has lease arrangements for properties, vehicles and transportation equipment. Certain leases contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the right-of-use asset and lease obligations for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and whether the optional period and payments should be included in the calculation of the associated right-of-use asset and lease obligation. In making such determination, the Company considers all relevant economic factors.
The Company’s lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates, which were used to discount its real estate lease liabilities. The Company used estimated borrowing rates of 6% on January 1, 2019 for all leases that commenced prior to that date for office spaces, vehicles and transportation equipment.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Cost
The table below comprises lease expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of total lease cost:
Operating lease expense	$830,029	$865,987	$1,766,779	$1,622,232
Finance lease expense:
Amortization of right-of-use assets	1,141,130	826,180	2,197,620	1,627,163
Interest on lease liabilities	184,944	132,467	366,827	259,051
Finance lease expense	1,326,074	958,647	2,564,447	1,886,214
Short-term lease expense	420,583	368,030	889,457	704,348
Total lease cost	$2,576,686	$2,192,664	$5,220,683	$4,212,794

Lease Payments
The table below presents lease payments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of total lease payments:
Operating lease payment	$849,696	$865,987	$1,778,682	$1,622,232
Finance lease payment	1,060,201	766,492	2,029,789	1,510,522
Total lease payments	$1,909,897	$1,632,479	$3,808,471	$3,132,754

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss on Lease Remeasurement
During the year, the Company reassessed the use of an office space for one entity. As a result, the Company terminated the leased office space, which resulted in a loss of $0 and $7,306 recorded as loss from remeasurement of operating lease on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2024.
There were no gains or losses recorded relating to remeasurement of operating leases for the three and six months ended June 30, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Position as of June 30, 2024
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Assets
Lease right-of-use assets	$9,372,463	$9,580,535
Total lease assets	$9,372,463	$9,580,535

Liabilities
Current liabilities:
Lease liability - current portion	$3,011,208	$2,773,020
Noncurrent liabilities:
Lease liability, net of current portion	6,766,108	7,223,941
Total lease liability	$9,777,316	$9,996,961
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2024:

Weighted average remaining lease term (in years) - operating leases	3.69
Weighted average discount rate - operating leases	5.76%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of June 30, 2024 were as follows:

Operating Leases
2024, remaining	$1,711,847
2025	3,526,805
2026	2,689,037
2027	1,465,619
2028	821,406
Thereafter	702,993
Total future minimum lease payments	10,917,707
Less effects of discounting	(1,140,391)
Present value of future minimum lease payments	$9,777,316

Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $13,384,715 and $11,430,465 as of June 30, 2024 and December 31, 2023, respectively, and accumulated depreciation of $12,433,325 and $11,679,823 as of June 30, 2024 and December 31, 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Loss on Lease Remeasurement
During the year, the Company returned a number of leased vehicles. As a result, the Company terminated these leased vehicles, which resulted in a loss of $21,192 and $18,583 recorded as loss from remeasurement of finance leases on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2024.
There were no gains or losses recorded relating to remeasurement of finance leases for the three and six months ended June 30, 2023.
Lease Position as of June 30, 2024
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Assets
Lease right-of-use assets	$14,079,838	$12,003,919
Total lease assets	$14,079,838	$12,003,919

Liabilities
Current liabilities:
Lease liability - current portion	$4,115,944	$3,534,073
Noncurrent liabilities:
Lease liability, net of current portion	9,268,771	7,896,392
Total lease liability	$13,384,715	$11,430,465
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2024:

Weighted average remaining lease term (in years) - finance leases	3.51
Weighted average discount rate - finance leases	5.65%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of June 30, 2024 are as follows:

Finance Leases
2024, remaining	$2,425,223
2025	4,592,103
2026	3,760,298
2027	2,453,199
2028	1,316,126
Thereafter	260,725
Total future minimum lease payments	14,807,674
Less effects of discounting	(1,422,959)
Present value of future minimum lease payments	$13,384,715

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other income (expense)

The Company recognized $(581,655) and $(587,389) of other income (expense) for the three months ended June 30, 2024 and 2023, respectively, as set forth in the table below.

The Company recognized $(734,639) and $266,538 of other income (expense) for the six months ended June 30, 2024 and 2023, respectively, as set forth in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Other income (expense)
Interest (expense) income, net	$(513,650)	$521,872	$(882,658)	$1,331,044
Change in fair value of contingent liability	(332,638)	—	(326,192)	—
Loss on equity method investments	(64,014)	(90,573)	(147,181)	(205,859)
Loss on remeasurement of operating and finance leases	(21,192)	—	(25,889)	—
Gain (loss) on disposal of fixed assets	12,563	(98,630)	65,398	(153,469)
ABC litigation	—	(1,000,000)	—	(1,000,000)
Other income	337,276	79,942	581,883	294,822
Total other income (expense)	$(581,655)	$(587,389)	$(734,639)	$266,538

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler's services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company's payments to EDTSLS for Mr. Tendler's services totaled $367,670 and $126,600 for the three months ended June 30, 2024 and 2023, respectively and $620,920 and $470,270 for the six months ended June 30, 2024 and 2023, respectively.
Included in accounts payable were $48,415 and $0 due to related parties as of June 30, 2024 and December 31, 2023, respectively related to legal services. There were no amounts included in accrued liabilities as of June 30, 2024 and December 31, 2023 related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $74,607 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $140,619 and $93,311 for the six months ended June 30, 2024 and 2023, respectively.
There were no amounts included in accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023 related to subcontractor services.
Transition Services Agreement

On October 11, 2023, the Company and Anthony Capone, who resigned as Chief Executive Officer of the Company on

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
September 15, 2023, entered into a separation and transition services agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Capone served as a consultant to the Company until March 15, 2024 (such period, the “Capone Consulting Period”) to advise on matters relating to business continuity and processes and transition his institutional knowledge with respect to operational and other departmental functions.
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Mr. Capone under the Transition Agreement totaling $45,000 and $0 for the three months ended June 30, 2024 and 2023, respectively and $180,000 and $0 for the six months ended June 30, 2024 and 2023, respectively.
Included in accounts payable were $0 and $45,000 due to related parties as of June 30, 2024 and December 31, 2023, respectively related to this Transition Agreement. There were no amounts included in accrued liabilities as of June 30, 2024 and December 31, 2023 related to the Transition Agreement.
Consulting Agreement
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Consulting Agreement, Mr. Vashovsky will continue to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky will provide advisory services as may be requested from time to time by the Company’s executive officers or the Board of Directors and assist with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, receive an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky will also be eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company made no payments to Mr. Vashovsky under the Consulting Agreement for the six months ended June 30, 2024.
There were no amounts included in accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023, related to the Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s (provision for) benefit from income taxes for the three months ended June 30, 2024 and 2023 were $(3,708,920) and $355,054, respectively, and $(8,827,924) and $2,484,924 for the six months ended June 30, 2024 and 2023, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company's expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of June 30, 2024.
19. Legal Proceedings

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the unaudited Condensed Consolidated Financial Statements of the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. The parties anticipate those motions will be fully briefed in September 2024. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in this matter.

On May 30, 2024, and on July 15, 2024, two purported shareholder derivative actions were filed against certain current and former officers and directors of the Company. The Company is named as a nominal defendant in both actions, and the complaints name the Company’s current board of directors, including its Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. These actions were filed by Ryne Shetterly in U.S. District Court for the Southern District of New York, and Salma Daboul in the Supreme Court for the State of New York, respectively. Both actions purport to assert breach of fiduciary duty and other, related claims on behalf of the Company and make substantially similar factual allegations as those at issue in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. At the time of this filing, no defendants have been served in either action. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company believes there are substantial defenses to these lawsuits.

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
21. Subsequent Events

Ambulnz CO, LLC

On July 1, 2024, the Company acquired the remaining noncontrolling interest in its Ambulnz CO, LLC joint venture from University of Colorado Health in exchange for $1,848,000 in cash.

Issuance of Common Stock

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On July 19, 2024, in connection with the CRMS acquisition, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The True-up Payment was based on CRMS’ attainment of full-year EBITDA targets for 2023. (See Note 4.)

Share Repurchase Program

Following the expiration of the previously authorized share repurchase program on July 30, 2024, on August 5, 2024, the Board effectively extended the prior program by authorizing a new share repurchase program (the “New Repurchase Program”) on the same terms and conditions as the prior program other than expiration, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the prior program at its expiration. The New Repurchase Program expires on December 31, 2024 and may be suspended, extended, modified or discontinued at any time without prior notice.

Under the terms of the New Repurchase Program, the Company may purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when the Company does not possess material non-public information.

The timing, manner, price and amount of shares repurchased under the New Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The New Repurchase Program does not oblige the Company to repurchase a specific number of shares.

Repurchases under the New Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to risks, uncertainties and other factors described in the sections entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements."
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future revenues or performance; financing needs; business trends; results of operations; objectives and intentions with respect to future operations, services and products, including our geographic expansion; new and existing contracts; M&A activity; workforce growth; leadership transitions; cash position; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, changes in monetary pressure, financial institution instability or the prospect of a shutdown of the U.S. federal government; potential changes in federal, state or local government policies regarding immigration and asylum seekers; expected impacts of geopolitical instability, including the conflict in Ukraine, conflict in Israel and surrounding areas and rising tensions between mainland China and Taiwan; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

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
Overview
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
For the three months ended June 30, 2024, the Company recorded net income of $5.8 million, compared to net income of $1.3 million in the three months ended June 30, 2023.
For the six months ended June 30, 2024, the Company recorded net income of $16.5 million, compared to net loss of $2.6 million in the six months ended June 30, 2023.
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
Healthcare Services Market
The Mobile Health Services market is dependent on several factors, including increased patient acceptance of services that are provided outside of traditional healthcare facilities, such as in homes, businesses or other designated locations; healthcare coverage of the various Mobile Health Services; and continued desire on the part of government and municipal entities to fund programs to assist currently underserved patient segments via “population health” programs. These programs have increased in number, scale and scope since the beginning of COVID-19. While COVID-19 testing and vaccination programs have been scaled back from their levels at the pandemic’s peak, there have been expansions of these population health programs into other areas, such as the provision of healthcare and related services to recent migrants and asylum seekers.

The Transportation Services market is highly dependent on patients requiring transportation after surgeries and other medical procedures and treatments. The Company primarily focuses on the non-emergency medical transport market, which includes services that are provided to patients who need assistance getting to and from medical appointments. Key drivers of this market are the increase in chronic conditions and the number of elective surgeries as well as the ongoing aging of the population, as the older demographics tend to be much more frequent consumers of medical transportation services. We believe the market will also grow if hospitals and other healthcare facilities continue to outsource more of their transportation needs to independent providers, such as the Company, allowing these facilities to concentrate their efforts on their core competencies.
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
Inflation

The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Though the inflation rate declined to 4.1% in 2023 from 8.0% in 2022, it remains above historical averages. The increased inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In a continued attempt to dampen inflation, the U.S. Federal Reserve implemented four interest rate hikes in 2023, raising its benchmark rate to the current level of 5.25%-5.50%, which remained unchanged as of the date of the filing of this Quarterly Report on Form 10-Q. Inflation has moderated in the first half of 2024, with a rate of 3.0% being recorded for June. Looking to the remainder of 2024, we anticipate a continued moderation of the inflation rate, with an interest rate cut now being viewed as a possibility before the end of the year. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the six months ended June 30, 2024, the Company did not complete any acquisitions. During the six months ended June 30, 2023, the Company completed three acquisitions for an aggregate purchase price of $34.2 million.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024. While the specific timing and the rate of the wind-down of the remaining services is still uncertain, the Company expects that the revenues from these migrant-related projects will be lower in the second half of 2024 than in the first half of the year.

In addition, government contract work subjects the Company to government audits, investigations and proceedings, which could lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a loss of government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Cost of Revenues
Cost of revenues consists primarily of revenues-generating wages paid to employees, fees paid to subcontractors, medical supplies, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel and facility rent. We expect cost of revenues to continue to rise as we grow our business.

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
Technology and Development Expenses
Technology and development expenses, net of capitalization, consist primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$164.9	100.0%	$125.5	100.0%	$39.4	31.4%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	109.1	66.2%	83.6	66.6%	25.5	30.5%
Operating expenses:
General and administrative	34.8	21.1%	30.8	24.5%	4.0	13.0%
Depreciation and amortization	4.2	2.5%	3.8	3.0%	0.4	10.5%
Legal and regulatory	4.0	2.4%	2.4	1.9%	1.6	66.7%
Technology and development	2.3	1.4%	2.6	2.1%	(0.3)	(11.5)%
Sales, advertising and marketing	0.4	0.2%	0.7	0.6%	(0.3)	(42.9)%
Total expenses	154.8	93.9%	123.9	98.7%	30.9	24.9%
Income from operations	10.1	6.1%	1.6	1.3%	8.5	531.2%

Other income (expense):
Interest (expense) income, net	(0.5)	(0.3)%	0.5	0.4%	(1.0)	(200.0)%
Change in fair value of contingent liability	(0.3)	(0.2)%	—	—%	(0.3)	(100.0)%
Loss on equity method investments	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
Loss on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain (loss) on disposal of fixed assets	—	—%	(0.1)	(0.1)%	0.1	100.0%
Other income (expense)	0.3	0.2%	(0.9)	(0.7)%	1.2	133.3%
Total other income (expense)	(0.6)	(0.4)%	(0.6)	(0.5)%	—	—%

Net income before income tax provision	9.5	5.8%	1.0	0.8%	8.5	850.0%
(Provision for) benefit from income taxes	(3.7)	(2.2)%	0.3	0.2%	(4.0)	(1333.3)%
Net income	5.8	3.5%	1.3	1.0%	4.5	346.2%
Net income (loss) attributable to noncontrolling interests	(0.7)	(0.4)%	3.3	2.6%	(4.0)	(121.2)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$6.5	3.9%	$(2.0)	(1.6)%	$8.5	425.0%

Revenues
Consolidated
For the three months ended June 30, 2024, total revenues were $164.9 million, an increase of $39.4 million, or 31.4%, compared to the three months ended June 30, 2023.

Mobile Health Services
For the three months ended June 30, 2024, Mobile Health Services revenues were $116.7 million, an increase of $36.7 million, or 45.8%, compared to the three months ended June 30, 2023. The increase in revenues was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. Specifically, starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the second half of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024. While the specific timing and the rate of the wind-down of the remaining services is still uncertain, the Company expects that the revenues from these migrant-related projects will be lower in the second half of 2024 than in the first half of the year. As such, while we expect to launch new Mobile Health Services projects during the second half of the year, these will be outweighed by a decline in revenues from migrant-related projects and we expect that overall Mobile Health Services revenues will be lower in the second half of 2024 than in the first half of the year.
Transportation Services

For the three months ended June 30, 2024, Transportation Services revenues were $48.2 million, an increase of $2.8 million, or 6.1%, compared to the three months ended June 30, 2023. This increase was due to a 17.2% increase in trip volumes, to 73,722 trips in the three months ended June 30, 2024, from 62,907 trips for the three months ended June 30, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price increased to $393 in the three months ended June 30, 2024, from $390 in the three months ended June 30, 2023.
Cost of Revenues
For the three months ended June 30, 2024, total cost of revenues (exclusive of depreciation and amortization) increased by 30.5% compared to the three months ended June 30, 2023, while revenues increased by approximately 31.4%. Cost of revenues as a percentage of revenues decreased to 66.2% in the three months ended June 30, 2024 from 66.6% in the three months ended June 30, 2023.
Total cost of revenues in the three months ended June 30, 2024 increased by $25.5 million compared to the same period in 2023. This increase was primarily attributable to a $0.7 million increase in total compensation, due to higher headcount for both the Mobile Health Services and Transportation Services segments; a $13.4 million increase in subcontracted labor costs, primarily driven by projects in both segments that required more personnel than the Company was able to initially provide through its existing staff; a $4.9 million increase in medical and related supplies; a $2.8 million increase in lab fees; a $2.2 million increase in vehicle costs; and a $1.5 million net increase in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2024 amounted to $74.9 million, up 43.8% from $52.1 million in the three months ended June 30, 2023. Cost of revenues as a percentage of revenues decreased to 64.2% from 65.1% in the prior year period, due to a significant increase in revenues and the absence of certain project ramp-up costs in the form of higher overtime rates and a greater proportion of subcontracted labor that were recorded in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2024 amounted to $34.2 million, up 8.6% from $31.5 million in the three months ended June 30, 2023. Cost of revenues as a percentage of revenues increased to 71.0% from 69.3% in the prior year quarter, as the increase in cost of revenues outpaced the increase in revenues. Total compensation remained largely unchanged year-over-year, but there were higher costs for subcontractors and vehicles in the second quarter of 2024 due to a larger number of ambulance trips that were completed by subcontractors in instances where the Company did not have sufficient personnel capacity to provide the requested services, and due to an increase in the size of the vehicle fleet.
Operating Expenses
For the three months ended June 30, 2024, the Company recorded $45.7 million of operating expenses compared to $40.3 million for the three months ended June 30, 2023, an increase of 13.4%. As a percentage of revenue, operating expenses decreased from 32.1% in the second quarter of 2023 to 27.7% in the second quarter of 2024, reflecting the increase in revenues described above. The increase of $5.4 million of operating expenses related primarily to a $0.5 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed during 2023; a $0.1 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; a $1.4 million increase in professional fees, including higher audit fees resulting from the growth of the business; a $0.5 million increase in bad debt expense, reflecting the growth of the business and related increase in accounts receivable; and a net $2.9 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to fluctuate based upon the levels of revenues that are generated.
For the Mobile Health Services segment, operating expenses in the three months ended June 30, 2024 were $15.8 million, up from $9.9 million in the three months ended June 30, 2023. Operating expenses as a percentage of revenues increased to 13.5% in the second quarter of 2024, from 12.3% in the second quarter of 2023, reflecting significant expenditures that have been made in recent quarters in the expansion of services, particularly in relation to the migrant-related projects in New York as well as the continued build out of the Mobile Health Services management infrastructure.
For the Transportation Services segment, operating expenses in the three months ended June 30, 2024 were $16.1 million, compared to $14.6 million in the three months ended June 30, 2023. Operating expenses as a percentage of revenues increased to 33.4% for the three months ended June 30, 2024 from 32.1% in the three months ended June 30, 2023, despite the increased revenues in the current year period, reflecting increases in non-field headcount, such as dispatch and back office departments, as well as higher insurance costs, due to a larger vehicle fleet.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended June 30, 2024 were $13.8 million, compared to $15.9 million in the three months ended June 30, 2023. Corporate expenses amounted to approximately 8.4% of total consolidated revenues in the second quarter of 2024, compared to 12.6% in the second quarter of 2023, reflecting the significant increase in total consolidated revenues as well as some corporate expense reduction programs implemented at the end of 2023 and in early 2024.
Interest (expense) income, net

For the three months ended June 30, 2024, the Company recorded $0.5 million of interest expense, net compared to $0.5 million of interest income, net in the three months ended June 30, 2023. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the three months ended June 30, 2024, while average cash balances in these accounts were also lower when compared to the three months ended June 30, 2024.
Change in fair value of contingent liability
During the three months ended June 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.3 million. There was no related change in fair value recorded in the three months ended June 30, 2023.
Loss on equity method investments

During the three months ended June 30, 2024, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended June 30, 2023, the Company also recorded a loss on equity method investments of $0.1 million.
Gain (loss) on disposal of fixed assets

During the three months ended June 30, 2024, the Company recorded a gain on the disposal of fixed assets of $12,563, compared to a loss on the disposal of fixed assets of $98,630 during the three months ended June 30, 2023.
(Provision for) benefit from income taxes
During the three months ended June 30, 2024, the Company recorded an income tax provision of $3.7 million, compared to an income tax benefit of $0.4 million in the three months ended June 30, 2023. The increased tax expense in the 2024 period was due to the recording of higher pretax income in the 2024 period, as well as increased state and local taxes in the jurisdictions in which the Company did business in the 2024 period.
Net income (loss) attributable to noncontrolling interests

For the three months ended June 30, 2024, the Company had net loss attributable to noncontrolling interests of approximately $0.7 million, compared to net income attributable to noncontrolling interests of approximately $3.3 million for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$357.0	100.0%	$238.5	100.0%	$118.5	49.7%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	233.9	65.5%	164.8	69.1%	69.1	41.9%
Operating expenses:
General and administrative	74.9	21.0%	60.0	25.2%	14.9	24.8%
Depreciation and amortization	8.4	2.4%	7.5	3.1%	0.9	12.0%
Legal and regulatory	8.3	2.3%	6.0	2.5%	2.3	38.3%
Technology and development	4.8	1.3%	4.4	1.8%	0.4	9.1%
Sales, advertising and marketing	0.7	0.2%	1.0	0.4%	(0.3)	(30.0)%
Total expenses	331.0	92.7%	243.8	102.2%	87.2	35.8%
Income (loss) from operations	26.0	7.3%	(5.3)	(2.2)%	31.3	590.6%

Other income (expense):
Interest (expense) income, net	(0.9)	(0.3)%	1.3	0.5%	(2.2)	(169.2)%
Change in fair value of contingent liability	(0.3)	(0.1)%	—	—%	(0.3)	(100.0)%
Loss on equity method investments	(0.1)	—%	(0.2)	(0.1)%	0.1	50.0%
Loss on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain (loss) on disposal of fixed assets	0.1	—%	(0.2)	(0.1)%	0.3	150.0%
Other income (expense)	0.5	0.1%	(0.7)	(0.3)%	1.2	171.4%
Total other income (expense)	(0.7)	(0.2)%	0.2	0.1%	(0.9)	(450.0)%

Net income (loss) before income tax provision	25.3	7.1%	(5.1)	(2.1)%	30.4	596.1%
(Provision for) benefit from income taxes	(8.8)	(2.5)%	2.5	1.0%	(11.3)	(452.0)%
Net income (loss)	16.5	4.6%	(2.6)	(1.1)%	19.1	734.6%
Net income (loss) attributable to noncontrolling interests	(1.3)	(0.4)%	2.9	1.2%	(4.2)	(144.8)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$17.8	5.0%	$(5.5)	(2.3)%	$23.3	423.6%

Revenues
Consolidated
For the six months ended June 30, 2024, total revenues were $357.0 million, an increase of $118.5 million, or 49.7%, compared to the six months ended June 30, 2023.

Mobile Health Services
For the six months ended June 30, 2024, Mobile Health Services revenues were $260.7 million, an increase of $107.7 million, or 70.4%, compared to the six months ended June 30, 2023. The increase in revenues was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. Specifically, starting in the first half of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the second half of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024. While the specific timing and the rate of the wind-down of the remaining services is still uncertain, the Company expects that the revenues from these migrant-related projects will be lower in the second half of 2024 than in the first half of the year. As such, while we expect to launch new Mobile Health Services projects during the second half of the year, these will be outweighed by a decline in revenues from migrant-related projects and we expect that overall Mobile Health Services revenues will be lower in the second half of 2024 than in the first half of the year.
Transportation Services

For the six months ended June 30, 2024, Transportation Services revenues were $96.4 million, an increase of $10.9 million, or 12.7%, compared to the six months ended June 30, 2023. This increase was due to a 18.7% increase in trip volumes, to 143,699 trips in the six months ended June 30, 2024, from 121,083 trips for the six months ended June 30, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price declined to $396 in the six months ended June 30, 2024, from $402 in the six months ended June 30, 2023. The decline in the average trip price in the 2024 period reflected a shift in mix toward lower-priced transports when compared to the first half of 2023. However, the average trip price remains well above the levels of early 2022, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of Revenues
For the six months ended June 30, 2024, total cost of revenues (exclusive of depreciation and amortization) increased by 41.9% compared to the six months ended June 30, 2023, while revenues increased by approximately 49.7%. Cost of revenues as a percentage of revenues decreased to 65.5% in the six months ended June 30, 2024 from 69.1% in the six months ended June 30, 2023.
Total cost of revenues in the six months ended June 30, 2024 increased by $69.1 million compared to the same period in 2023. This increase was primarily attributable to a $8.3 million increase in total compensation, due to higher headcount for both the Mobile Health Services and Transportation Services segments; a $33.9 million increase in subcontracted labor costs, primarily driven by projects in both segments that required more personnel than the Company was able to initially provide through its existing staff; a $16.9 million increase in medical and related supplies; a $1.5 million increase in travel costs for field personnel and other clinicians who traveled out of their home regions to provide Mobile Health Services; a $2.8 million increase in lab fees; and a $5.7 million net increase in other cost of revenues categories, including insurance.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2024 amounted to $167.7 million, up 59.9% from $104.9 million in the six months ended June 30, 2023. Cost of revenues as a percentage of revenues decreased to 64.3% from 68.5% in the prior year period, due to a significant increase in revenues and the absence of certain project ramp-up costs in the form of higher overtime rates and a greater proportion of subcontracted labor that were recorded in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2024 amounted to $66.1 million, up 10.4% from $59.9 million in the six months ended June 30, 2023. Cost of revenues as a percentage of revenues decreased to 68.6% from 70.2% in the prior year quarter, reflecting the impact of increased revenues from standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue.
Operating Expenses
For the six months ended June 30, 2024, the Company recorded $97.1 million of operating expenses compared to $78.9 million for the six months ended June 30, 2023, an increase of 23.1%. As a percentage of revenue, operating expenses decreased from 33.1% in the first six months of 2023 to 27.2% in the first six months of 2024, reflecting the increase in revenues described above. The increase of $18.2 million of operating expenses related primarily to a $1.1 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed during 2023; a $0.7 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; a $2.2 million increase in professional fees, including higher audit fees resulting from the growth of the business; a $3.7 million increase in bad debt expense, reflecting the growth of the business and related increase in accounts receivable; and a net $10.5 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to fluctuate based upon the levels of revenues that are generated.
For the Mobile Health Services segment, operating expenses in the six months ended June 30, 2024 were $34.7 million, up from $17.2 million in the six months ended June 30, 2023. Operating expenses as a percentage of revenues increased to 13.3% in the first six months of 2024, from 11.2% in the first six months of 2023, reflecting significant expenditures that have been made in recent quarters in the expansion of services, particular in relation to the migrant-related projects in New York; as well as the continued buildout of the Mobile Health Services management infrastructure.
For the Transportation Services segment, operating expenses in the six months ended June 30, 2024 were $31.3 million, compared to $25.2 million in the six months ended June 30, 2023. Operating expenses as a percentage of revenues increased to 32.5% for the six months ended June 30, 2024 from 29.4% in the six months ended June 30, 2023, despite the increased revenues in the current year period, reflecting increases in non-field headcount, such as dispatch and back office departments, as well as higher insurance costs, due to a larger vehicle fleet.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the six months ended June 30, 2024 were $31.1 million, compared to $36.6 million in the six months ended June 30, 2023. Corporate expenses amounted to approximately 8.7% of total consolidated revenues in the first half of 2024, compared to 15.4% in the first half of 2023, reflecting the significant increase in total consolidated revenues as well as some corporate expense reduction programs implemented at the end of 2023 and in early 2024.
Interest (expense) income, net

For the six months ended June 30, 2024, the Company recorded $0.9 million of interest expense, net compared to $1.3 million of interest income, net in the six months ended June 30, 2023. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the six months ended June 30, 2024, while average cash balances in these accounts were also lower when compared to the six months ended June 30, 2024.
Change in fair value of contingent liability
During the six months ended June 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.3 million. There was no related change in fair value recorded in the six months ended June 30, 2023.
Loss on equity method investments

During the six months ended June 30, 2024, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the six months ended June 30, 2023, the Company recorded a loss on equity method investments of $0.2 million.
Gain (loss) on disposal of fixed assets

During the six months ended June 30, 2024, the Company recorded a gain on the disposal of fixed assets of $0.1 million, compared to a loss on the disposal of fixed assets of $0.2 million during the six months ended June 30, 2023.
(Provision for) benefit from income taxes
During the six months ended June 30, 2024, the Company recorded an income tax provision of $8.8 million, compared to an income tax benefit of $2.5 million in the six months ended June 30, 2023. The increased tax expense in the 2024 period was due to the recording of pretax income in the 2024 period, as compared to a pretax loss in the 2023 period.
Net income (loss) attributable to noncontrolling interests

For the six months ended June 30, 2024, the Company had a net loss attributable to noncontrolling interests of approximately $1.3 million, compared to net income attributable to noncontrolling interests of approximately $2.9 million for the six months ended June 30, 2023.
Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the PIPE Financing, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated net income for the six months ended June 30, 2024, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the six months ended June 30, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, near-term operating cash flows were not always sufficient to meet these demands for working capital, leading to fluctuations in the Company’s cash balances. As these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor has been evident at different times during the second half of 2023 and during the first quarter of 2024, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and during the first quarter of 2024, as described below.

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

Considering the foregoing, the Company anticipates that its existing balances of cash and cash equivalents, future expected cash flows generated from its operations and amounts available under the Revolving Facility will be sufficient to satisfy operating requirements for at least the next twelve months. Looking beyond the next twelve months, the Company anticipates that expected future cash flows, amounts available under the Revolving Facility and proceeds from potential additional financings will be sufficient to satisfy any operating and potential investing requirements.

Capital Resources
Working capital as of June 30, 2024 and December 31, 2023 was as follows:

	June 30	December 31	Change $	Change %
$ in Millions	2024	2023
Working capital
Current assets	$328.7	$338.9	$(10.2)	(3.0)%
Current liabilities	154.1	170.1	(16.0)	(9.4)%
Total working capital	$174.6	$168.8	$5.8	3.4%

As of June 30, 2024, available cash totaled $66.1 million, which represented an increase of $6.8 million compared to December 31, 2023, reflecting a small decline in accounts receivable during the six months ended June 30, 2024, as the Company collected some of its larger invoices. As of June 30, 2024, working capital amounted to $174.6 million, which represented an increase of $5.8 million compared to December 31, 2023, as an increase in cash and a decline in accrued liabilities outweighed a decline in accounts receivable. Current assets declined by $10.2 million, due to a drop in prepaid expenses. However, this was outweighed by the decline in current liabilities in the six months ended June 30, 2024, due to lower accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor, and as the Company paid down a significant amount of its accrued liabilities during the quarter.
Cash Flows
Cash flows as of the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,		Change $	Change %
$ in Millions	2024	2023
Cash flow summary
Net cash provided by (used in) operating activities	$26.4	$(12.4)	$38.8	312.9%
Net cash used in investing activities	(3.8)	(25.4)	21.6	85.0%
Net cash used in financing activities	(8.9)	(3.2)	(5.7)	(178.1)%
Effect of exchange rate changes	(0.1)	0.7	(0.8)	(114.3)%
Net increase (decrease) in cash	$13.6	$(40.3)	$53.9	133.7%
Operating Activities
During the six months ended June 30, 2024, operating activities provided $26.4 million of cash, aided by net income of $16.5 million. Non-cash charges amounted to $16.2 million and included $5.1 million in depreciation of property and equipment and right-of-use assets, $3.3 million from amortization of intangible assets, $6.6 million of stock compensation expense, bad debt expense of $2.8 million, a loss of $0.1 million from an investment that is accounted for under the equity method and a change in the fair value of contingent consideration of $0.3 million. These were partially offset by $2.0 million in deferred taxes. Changes in assets and liabilities resulted in approximately $6.3 million in negative operating cash flow, as a $1.6 million increase in accounts receivable, primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles, and a $27.9 million decrease in accrued liabilities due to payment of certain payables were partially offset by a $10.9 million increase in accounts payable and a $12.3 million decrease in prepaid expenses and other current assets.

During the six months ended June 30, 2023, operating activities used $12.4 million of cash, due in part to a net loss of $2.6 million. Non-cash charges amounted to $19.4 million and included $4.7 million in depreciation of property and equipment and right-of-use assets, $2.8 million from amortization of intangible assets, $1.0 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $11.8 million of stock compensation expense, a $0.2 million loss on the disposal of assets and a loss of $0.2 million from an investment that is accounted for under the equity method. These were partially offset by a non-cash gain of $1.3 million from a deferred tax asset. Changes in assets and liabilities resulted in approximately $29.2 million in negative operating cash flow, as a $15.4 million increase in accounts receivable, driven by an increased amount of business with municipalities, who tend to have longer payment cycles; a $14.9 million decrease in accounts payable; and a $0.2 million decrease in prepaid expenses outweighed a $1.2 million increase in accrued liabilities.

Investing Activities
During the six months ended June 30, 2024, investing activities used $3.8 million of cash and consisted of the acquisition of property and equipment totaling approximately $2.2 million and the acquisition of intangibles in the amount of $1.6 million.

During the six months ended June 30, 2023, investing activities used $25.4 million of cash and consisted of the acquisition of property and equipment totaling approximately $3.6 million, the acquisition of intangibles in the amount of $1.9 million and $20.2 million from the acquisition of businesses, partially offset by $0.3 million in cash from the disposal of property and equipment.
Financing Activities
During the six months ended June 30, 2024, financing activities used $8.9 million of cash, as $45.0 million in proceeds from the Revolving Facility were mostly offset by $40.0 million in repayments of the Revolving Facility. In addition, the Company spent approximately $9.8 million on its share repurchase program, $2.0 million in payments under the terms of a finance lease, $1.6 million in earnout payments on contingent liabilities, $0.2 million in dividends paid to a noncontrolling interest and $0.3 million in taxes related to shares withheld for employee taxes.
During the six months ended June 30, 2023, financing used $3.2 million of cash, primarily due to a $2.6 million decrease in amounts due to seller, relating to payments made for acquisitions that were completed in the second half of 2022 and early 2023; $1.5 million in payments on obligations under the terms of finance leases; and $0.2 million in repayments of notes payable. These were partially offset by $1.1 million in proceeds from the exercise of stock options.
Future minimum annual maturities of notes payable as of June 30, 2024 are as follows (in thousands):

Notes Payable
2024, remaining	$12.7
2025	25.8
2026	14.3
Total maturities	52.8
Current portion of notes payable	(25.5)
Long-term portion of notes payable	$27.3
Future minimum lease payments under finance leases as of June 30, 2024 are as follows (in millions):

Finance Leases
2024, remaining	$2.4
2025	4.6
2026	3.8
2027	2.5
2028	1.3
Thereafter	0.2
Total future minimum lease payments	14.8
Less effects of discounting	(1.4)
Present value of future minimum lease payments	$13.4

Future minimum lease payments under operating leases as of June 30, 2024 are as follows (in millions):

Operating Leases
2024, remaining	$1.7
2025	3.5
2026	2.7
2027	1.5
2028	0.8
Thereafter	0.7
Total future minimum lease payments	10.9
Less effects of discounting	(1.1)
Present value of future minimum lease payments	$9.8
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
Net income (loss) for the Company’s VIEs was $(81,978) and $306,854 for the three months ended June 30, 2024 and 2023, respectively. and $(357,883) and $120,217 for the six months ended June 30, 2024 and 2023, respectively. Total assets amounted to $6,798,202 and $4,364,274 as of June 30, 2024 and December 31, 2023, respectively. Total liabilities were $7,603,668 and $4,811,857 as of June 30, 2024 and December 31, 2023, respectively. The Company’s VIEs’ total stockholders’ deficit was $805,466 and $447,583 as of June 30, 2024 and December 31, 2023, respectively.

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
The transaction price associated with the Company’s contracts with customers is generally determined based on fixed and determinable amounts of consideration as specified in a contract, which includes a fixed base rate and fixed mileage rate. For transportation services arrangements with billings to third party payors and healthcare facilities, this may also include variable consideration in instances where it is considered probable that a significant reversal of cumulative revenue recognized will not occur. For these services, revenues are recorded net of estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowance at the time of billing based on contractual terms, historical collections or other arrangements. The Company also estimates the amount unbilled at month end and recognizes such amounts as revenue, based on available data and customer history. The Company utilizes the expected value method when estimating its variable consideration. The assumptions utilized in estimating variable consideration include the Company’s previous experience with similar contracts and history of collection rates on prior trips that have been performed. The Company reevaluates its variable consideration at each reporting period.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of June 30, 2024, the outstanding balance of the Revolving Facility was $30,000,000. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the six months ended June 30, 2024 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain

(loss) for the three months ended June 30, 2024 and 2023 were $33,973 and $405,778, respectively, and $(106,161) and $649,436 for the six months ended June 30, 2024 and 2023, respectively. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements. A hypothetical 10% change in the applicable foreign exchange rate would have resulted in a change in total revenues of approximately 0.7% and 0.7% for the three and six months ended June 30, 2024, respectively, and a change in total assets of approximately 0.8% for the six months ended June 30, 2024.
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
With respect to accounts receivable, the Company had one customer that accounted for approximately 37% of revenues and 32% of net accounts receivable and another customer that accounted for 31% of revenues and 47% of net accounts receivable for the three months ended June 30, 2024. The Company had one customer that accounted for approximately 35% of revenues and 47% of net accounts receivable and another customer that accounted for 35% of revenues and 32% of net accounts receivable for the six months ended June 30, 2024. The Company had one customer that accounted for approximately 36% of revenues and 36% of net accounts receivable for the three months ended June 30, 2023 and one customer that accounted for approximately 41% of revenues and 36% of net accounts receivable for the six months ended June 30, 2023. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 30, 2024, the Board of Directors authorized the Repurchase Program, pursuant to which the Company could purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024. The Repurchase Program did not oblige the Company to repurchase a specific number of shares.

As of June 30, 2024 and at the program’s expiration on July 30, 2024, $26.3 million remained available for share repurchases pursuant to the Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended June 30, 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
April 1 through 30, 2024	1,395,957	$3.49	1,395,957	$26,271,021
May 1 through 31, 2024	—	$—	—	$26,271,021
June 1 through 30, 2024	—	$—	—	$26,271,021
Total	1,395,957	$3.49	1,395,957	$26,271,021

On August 5, 2024, the Board authorized the New Repurchase Program, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the prior program at its expiration. The New Repurchase Program expires on December 31, 2024 and may be suspended, extended, modified or discontinued at any time without prior notice.

Under the terms of the New Repurchase Program, the Company may purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when the Company does not possess material non-public information.

The timing, manner, price and amount of shares repurchased under the New Repurchase Program will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The New Repurchase Program does not oblige the Company to repurchase a specific number of shares.

Repurchases under the New Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1
Amended and Restated Engagement Letter, dated April 18, 2024, by and between the Company and Ely D. Tendler Strategic and Legal Services, PLLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).

10.2*	Second Amendment to Credit Agreement, dated May 7, 2024, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as administrative agent.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: August 7, 2024	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: August 7, 2024	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer