Form 10-Q
period 2024-09-30
DocGo Inc.
filed 2024-11-07
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, 102,050,510 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$89,458,388	$59,286,147
Accounts receivable, net of allowance for credit loss of $6,455,874 and $6,276,454 as of September 30, 2024 and December 31, 2023, respectively	233,712,723	262,083,462
Prepaid expenses and other current assets	5,154,906	17,499,953
Total current assets	328,326,017	338,869,562
Property and equipment, net	15,284,753	16,835,484
Intangibles, net	34,996,541	37,682,928
Goodwill	47,862,242	47,539,929
Restricted cash	19,120,110	12,931,839
Operating lease right-of-use assets	12,489,767	9,580,535
Finance lease right-of-use assets	14,605,119	12,003,919
Equity method investments	634,100	553,573
Deferred tax assets	17,131,328	11,888,539
Other assets	3,432,562	2,565,649
Total assets	$493,882,539	$490,451,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,141,454	$19,827,258
Accrued liabilities	59,968,606	91,340,609
Line of credit	30,000,000	25,000,000
Notes payable, current	26,374	28,131
Due to seller	138,275	7,823,009
Contingent consideration	16,744,521	19,792,982
Operating lease liability, current	3,776,159	2,773,020
Finance lease liability, current	4,435,324	3,534,073
Total current liabilities	150,230,713	170,119,082

Notes payable, non-current	21,336	41,586
Operating lease liability, non-current	9,172,259	7,223,941
Finance lease liability, non-current	9,554,694	7,896,392
Total liabilities	168,979,002	185,281,001
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 101,980,995 and 104,055,168 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	10,198	10,406
Additional paid-in-capital	321,028,986	320,693,866
Retained earnings (accumulated deficit)	1,860,643	(21,394,310)
Accumulated other comprehensive income	2,313,518	1,484,905
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	325,213,345	300,794,867
Noncontrolling interests	(309,808)	4,376,089
Total stockholders’ equity	324,903,537	305,170,956
Total liabilities and stockholders’ equity	$493,882,539	$490,451,957
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$138,684,814	$186,552,910	$495,722,059	$425,042,373
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	88,764,282	131,502,046	322,645,933	296,346,420
Operating expenses:
General and administrative	28,784,850	33,619,962	103,716,978	93,637,516
Depreciation and amortization	4,177,534	4,336,267	12,561,973	11,816,657
Legal and regulatory	3,295,139	3,545,820	11,622,438	9,588,997
Technology and development	3,145,834	3,235,301	7,903,752	7,673,269
Sales, advertising and marketing	379,778	1,605,559	1,109,072	2,598,192
Total expenses	128,547,417	177,844,955	459,560,146	421,661,051
Income from operations	10,137,397	8,707,955	36,161,913	3,381,322
Other income (expense):
Interest (expense) income, net	(505,085)	346,376	(1,387,743)	1,677,420
Change in fair value of contingent liability	(44,520)	159,974	(370,712)	159,974
Loss on equity method investments	(82,742)	(95,503)	(229,923)	(301,362)
(Loss) gain on remeasurement of operating and finance leases	(6,163)	4,834	(32,052)	4,834
(Loss) gain on disposal of fixed assets	(28,681)	(9,983)	36,717	(163,452)
Other income (expense)	(435,825)	43,353	146,058	(661,825)
Total other income (expense)	(1,103,016)	449,051	(1,837,655)	715,589
Net income before income tax provision	9,034,381	9,157,006	34,324,258	4,096,911
Provision for income taxes	(4,488,828)	(4,526,767)	(13,316,752)	(2,041,843)
Net income	4,545,553	4,630,239	21,007,506	2,055,068
Net (loss) income attributable to noncontrolling interests	(952,348)	(134,682)	(2,247,447)	2,767,084
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	5,497,901	4,764,921	23,254,953	(712,016)
Other comprehensive income
Foreign currency translation adjustment	934,774	(582,471)	828,613	66,965
Total comprehensive income (loss)	$6,432,675	$4,182,450	$24,083,566	$(645,051)
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.05	$0.05	$0.23	$(0.01)
Weighted-average shares outstanding - Basic	102,067,579	103,874,845	102,573,664	103,351,345
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.05	$0.05	$0.22	$(0.01)
Weighted-average shares outstanding - Diluted	106,290,929	104,993,729	106,797,014	103,351,345
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
Exercise of stock options	96,101	10	249,705	—	—	—	249,715
UK Ltd. restricted stock	—	—	167,175	—	—	—	167,175
Stock-based compensation	424,911	42	8,181,549	—	—	—	8,181,591
Health liquidation	—	—	—	70,284	—	—	70,284
Net loss attributable to noncontrolling interests	—	—	—	—	—	(453,120)	(453,120)
Foreign currency translation	—	—	—	—	243,658	—	243,658
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(3,465,670)	—	—	(3,465,670)
Balance - March 31, 2023	102,932,174	$10,293	$310,049,864	$(32,367,602)	$984,864	$5,243,605	$283,921,024
Acquisition of CRMS	117,330	12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145	36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	260,410	26	706,379	—	—	—	706,405
Stock based compensation, net of tax settled in shares	92,033	9	1,778,001	—	—	—	1,778,010
Net income attributable to noncontrolling interests	—	—	—	—	—	3,354,886	3,354,886
Foreign currency translation	—	—	—	—	405,778	—	405,778
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(2,011,267)	—	—	(2,011,267)
Balance - June 30, 2023	103,762,092	$10,376	$312,101,281	$(33,729,702)	$1,390,642	$4,087,982	$283,860,579
Exercise of stock options	88,837	8	425,995	—	—	—	426,003
Cashless exercise of options	6,374	1	(1)	—	—	—	—
Stock based compensation	30,650	3	3,335,707	—	—	—	3,335,710
Shares withheld for taxes	(13,414)	(1)	(117,644)	—	—	—	(117,645)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(134,682)	(134,682)
Foreign currency translation	—	—	—	—	(582,471)	—	(582,471)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	4,764,921	—	—	4,764,921
Balance - September 30, 2023	103,874,539	$10,387	$315,745,338	$(28,964,781)	$808,171	$3,953,300	$291,552,415

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101
Common stock repurchased	(1,395,957)	(140)	(4,904,312)	—	—	—	(4,904,452)
Stock-based compensation	181,136	18	2,417,092	—	—	—	2,417,110
Shares withheld for taxes	(64,334)	(7)	(245,379)	—	—	—	(245,386)
Exercise of stock options	430	—	684	—	—	—	684
Net loss attributable to noncontrolling interests	—	—	—	—	—	(671,029)	(671,029)
Dividends paid to noncontrolling interest	—	—	—	—	—	(250,000)	(250,000)
Foreign currency translation	—	—	—	—	33,973	—	33,973
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	6,529,603	—	—	6,529,603
Balance - June 30, 2024	101,682,770	$10,168	$317,403,960	$(3,637,258)	$1,378,744	$2,830,990	$317,986,604
Common stock repurchased	(356,113)	(35)	(1,296,152)	—	—	—	(1,296,187)
Stock-based compensation	112,100	11	2,874,416	—	—	—	2,874,427
Shares withheld for taxes	(36,112)	(4)	(107,975)	—	—	—	(107,979)
CRMS True-up Payment	578,350	58	1,814,287	—	—	—	1,814,345
Acquisition of Ambulnz CO	—	—	340,450	—	—	(2,188,450)	(1,848,000)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(952,348)	(952,348)
Foreign currency translation	—	—	—	—	934,774	—	934,774
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	5,497,901	—	—	5,497,901
Balance - September 30, 2024	101,980,995	$10,198	$321,028,986	$1,860,643	$2,313,518	$(309,808)	$324,903,537
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,007,506	$2,055,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,282,940	4,697,717
Amortization of intangible assets	4,884,337	4,295,958
Amortization of finance lease right-of-use assets	3,394,696	2,822,982
(Gain) loss on disposal of fixed assets	(36,717)	163,452
Deferred income tax	(5,242,787)	1,049,236
Loss on equity method investments	229,923	301,362
Bad debt expense	3,857,474	(311,441)
Stock-based compensation	9,755,455	15,161,847
Loss (gain) on remeasurement of operating and finance leases	32,052	(4,834)
Loss on liquidation of business	—	70,284
Change in fair value of contingent consideration	370,712	(159,974)
Changes in operating assets and liabilities:
Accounts receivable	19,837,507	(103,483,997)
Prepaid expenses and other current assets	12,333,127	(336,093)
Other assets	(1,086,913)	696,984
Accounts payable	15,326,159	(12,640,920)
Accrued liabilities	(31,495,516)	27,319,258
Net cash provided by (used in) operating activities	57,449,955	(58,303,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,940,843)	(4,360,807)
Acquisition of intangibles	(2,228,233)	(2,478,808)
Acquisition of businesses	—	(20,203,464)
Equity method investments	(310,450)	(150,510)
Proceeds from disposal of property and equipment	178,535	274,210
Net cash used in investing activities	(5,300,991)	(26,919,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	45,000,000	—
Repayments of revolving credit line	(40,000,000)	—
Repayments of notes payable	(22,007)	(529,583)
Due to seller	(3,008,976)	(8,417,936)
Acquisition of noncontrolling interest	(1,848,000)	—
Earnout payments on contingent liabilities	(1,600,029)	—
Dividends paid to noncontrolling interest	(250,000)	—
Proceeds from exercise of stock options	684	1,549,298
Payments for taxes related to shares withheld for employee taxes	(374,311)	(2,166,982)
Common stock repurchased	(11,078,198)	—
Payments on obligations under finance lease	(3,118,054)	(2,293,330)
Net cash used in financing activities	(16,298,891)	(11,858,533)

Effect of exchange rate changes on cash and cash equivalents	510,439	227,887

Net increase (decrease) in cash and restricted cash	36,360,512	(96,853,136)
Cash and restricted cash at beginning of period	72,217,986	164,109,074
Cash and restricted cash at end of period	$108,578,498	$67,255,938
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,507,026	$179,430
Cash paid for interest on finance lease liabilities	$560,926	$394,443
Cash paid for income taxes	$6,542,733	$4,223,810
Right-of-use assets obtained in exchange for lease liabilities	$10,980,341	$2,407,938
Remeasurement of finance lease right-of-use asset due to lease modification	$300,000	$—
Fixed assets acquired in exchange for notes payable	$—	$1,369,060

Supplemental non-cash investing and financing activities:
Acquisition of remaining FMC NA through due to seller and issuance of stock	$—	$7,000,000
Acquisition of CRMS through issuance of stock	$—	$1,000,000
CRMS True-up Payment through issuance of stock	$1,814,345	$—
Receivable exchanged for trade credits	$—	$1,500,000
Pre-acquisition receivables written off through due to seller	$4,675,758	$—

Reconciliation of cash and restricted cash
Cash	$89,458,388	$52,922,517
Restricted cash	19,120,110	14,333,421
Total cash and restricted cash shown in statement of cash flows	$108,578,498	$67,255,938
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

Net income (loss) for the Company’s VIEs was $(67,785) and $(103,378) for the three months ended September 30, 2024 and 2023, respectively, and $(425,668) and $16,839 for the nine months ended September 30, 2024 and 2023, respectively. Total assets amounted to $11,844,062 and $4,364,274 as of September 30, 2024 and December 31, 2023, respectively. Total liabilities were $12,717,312 and $4,811,857 as of September 30, 2024 and December 31, 2023, respectively. The Company’s VIEs’ total stockholders’ deficit was $873,250 and $447,583 as of September 30, 2024 and December 31, 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended September 30, 2024 and 2023 were $934,774 and $(582,471), respectively, and $828,613 and $66,965 for the nine months ended September 30, 2024 and 2023, respectively.
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
Major Customers
The Company had one customer that accounted for approximately 41% of revenues and 34% of net accounts receivable and another customer that accounted for 21% of revenues and 44% of net accounts receivable for the three months ended September 30, 2024. The Company had one customer that accounted for approximately 36% of revenues and 34% of net accounts receivable and another customer that accounted for 31% of revenues and 44% of net accounts receivable for the nine months ended September 30, 2024.

The Company had one customer that accounted for approximately 33% of revenues and 36% of net accounts receivable and another customer that accounted for approximately 32% of revenues and 28% of accounts receivable for the three months ended September 30, 2023. The Company had one customer that accounted for approximately 37% of revenues and

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
28% of net accounts receivable and another customer that accounted for approximately 17% of revenues and 36% of accounts receivables for the nine months ended September 30, 2023.
Major Vendor

The Company had one vendor that accounted for approximately 19% and 20% of total cost for the three months ended September 30, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

The Company had one vendor that accounted for approximately 18% and 13% of total cost for the nine months ended September 30, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $5,064,084 and $3,699,793 with foreign financial institutions on September 30, 2024 and December 31, 2023, respectively.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024 and December 31, 2023. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.

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

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company recorded a change in fair value of contingent consideration in the amount of $33,453 and $(159,974) for the three months ended September 30, 2024 and 2023, respectively, and $86,056 and $(159,974) for the nine months ended September 30, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The estimated contingent consideration amount payable for Ryan Brothers was $1,907,074 and $1,821,018 as of September 30, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company recorded a change in fair value of contingent consideration in the amount of $11,067 and $(13,763) for the three and nine months ended September 30, 2024, respectively. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2023. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $265,538 and $279,301 as of September 30, 2024 and December 31, 2023, respectively (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2024 and 2023. The Company made a payment of $600,029 during the nine months ended September 30, 2024. The Company did not record any foreign exchange movement for the three months ended September 30, 2024, but recorded a foreign exchange movement of $(90,834) for the three months ended September 30, 2023. The Company recorded foreign exchange movements of $(4,798) and $20,730 for the nine months ended September 30, 2024 and 2023, respectively. There was no remaining contingent liability balance as of September 30, 2024 and a contingent liability balance of $604,827 as of December 31, 2023 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three months ended September 30, 2024, but recorded a change in fair value of contingent consideration in the amount of $298,419 for the nine months ended September 30, 2024. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2023. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. During the three and nine months ended September 30, 2024, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $14,571,909 and $17,087,835 as of September 30, 2024 and December 31, 2023, respectively (see Note 4).

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board (“FASB”) ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2024, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $6,276,454. The Company recognized an additional provision for credit losses of $3,270,217 and write offs of $(3,090,797) during the year. The Company’s balance in its allowance for credit losses amounted to $6,455,874 as of September 30, 2024.
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
Line of Credit
The costs associated with the Company’s line of credit are deferred and recognized over the term of the line of credit as interest expense. Interest expense on outstanding balances is expensed as incurred.
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For details regarding the related party transactions that occurred during the three and nine months ended September 30, 2024 and 2023, refer to Note 16.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary Geographical Markets
United States	$123,429,213	$174,076,595	$453,328,633	$385,589,261
United Kingdom	15,255,601	12,476,315	42,393,426	39,453,112
Total revenues	$138,684,814	$186,552,910	$495,722,059	$425,042,373

Major Segments/Service Lines
Mobile Health Services	$90,663,433	$139,340,467	$351,346,919	$292,351,835
Transportation Services	48,021,381	47,212,443	144,375,140	132,690,538
Total revenues	$138,684,814	$186,552,910	$495,722,059	$425,042,373
Stock-Based Compensation
The Company maintains a stock incentive plan under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	5,497,901	4,764,921	23,254,953	(712,016)
Weighted-average shares outstanding - Basic	102,067,579	103,874,845	102,573,664	103,351,345
Effect of dilutive options	4,223,350	1,118,884	4,223,350	1,118,884
Weighted-average shares outstanding - Diluted	106,290,929	104,993,729	106,797,014	103,351,345
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Basic	0.05	0.05	0.23	(0.01)
Net income (loss) per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.05	0.05	0.22	(0.01)
Anti-dilutive employee share-based awards excluded	7,267,649	10,191,301	7,267,649	10,191,301
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

On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company made additional investments amounting to $310,450 and $298,932, respectively. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Loss on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of September 30, 2024 and December 31, 2023, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Equity method investments” in the unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Loss on equity method investments” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
3. Property and Equipment, Net
Property and equipment, net as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Transportation equipment	$17,532,777	$17,438,072
Medical equipment	8,775,453	7,104,161
Office equipment and furniture	4,238,478	3,701,657
Leasehold improvements	862,525	709,619
Buildings	527,283	527,283
Land	37,800	37,800
	31,974,316	29,518,592
Less: Accumulated depreciation	(16,689,563)	(12,683,108)
Property and equipment, net	$15,284,753	$16,835,484

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the nine months ended September 30, 2024, the Company disposed of assets with a cost of $608,983 and accumulated depreciation of $400,349 for proceeds of $246,615. The Company recorded a gain on disposal of assets of $37,981 for the nine months ended September 30, 2024.
The Company recorded depreciation expense of $1,374,975 and $1,625,070 for the three months ended September 30, 2024 and 2023, respectively.
The Company recorded depreciation expense of $4,282,940 and $4,697,717 for the nine months ended September 30, 2024 and 2023, respectively.
4. Acquisition of Businesses
Exceptional Medical Transportation, LLC
On July 13, 2022, Holdings acquired 100% of the outstanding shares of common stock of Exceptional, a provider of medical transportation services, in exchange for $13,708,333, consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24-month period following the closing date of the acquisition. The Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition.
During the nine months ended September 30, 2024, the Company wrote off $1,315,691 pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of December 31, 2023 and paid the remaining $3,000,000 as of September 30, 2024. There were no remaining purchase price payable as of September 30, 2024 and a purchase price payable of $3,000,000 as of December 31, 2023. As of September 30, 2024 and December 31, 2023, there was remaining due to seller balance pertaining to pre-acquisition accounts receivable of $138,275 and $1,453,966, respectively.
The Company recorded a change in fair value of contingent consideration in the amount of $11,067 and $(13,763) for the three and nine months ended September 30, 2024, respectively. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2023. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $265,538 and $279,301 as of September 30, 2024 and December 31, 2023, respectively.
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
During the nine months ended September 30, 2024, the Company wrote off $3,360,067 pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company made payments in the amount of $8,976 on the remaining purchase price payable during the nine months ended September 30, 2024. There was no remaining due to seller balance as of September 30, 2024 and a due to seller balance of $3,369,043 as of December 31, 2023.
The Company recorded a change in fair value of contingent consideration in the amount of $33,453 and $(159,974) for the three months ended September 30, 2024 and 2023, respectively, and $86,056 and $(159,974) for the nine months ended September 30, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The estimated contingent consideration amount payable for Ryan Brothers was $1,907,074 and $1,821,018 as of September 30, 2024 and December 31, 2023, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Additionally, the Company paid $11,279,201 of deferred consideration to LMS during the year ended December 31, 2023. As of September 30, 2024 and December 31, 2023, there was no remaining due to seller amounts outstanding.
The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2024 and 2023 but recorded foreign exchange movements of $0 and $(90,834) for the three months ended September 30, 2024 and 2023, respectively, and $(4,798) and $20,730 for the nine months ended September 30, 2024 and 2023, respectively. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of September 30, 2024 and a contingent liability balance of $604,827 as of December 31, 2023.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. The Company also agreed to pay additional consideration following the initial closing, consisting of an estimated True-up Payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBITDA targets and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. Acquisition costs are included in general and administrative expenses and totaled $229,937 for the year ended December 31, 2023.

The Company did not record a change in fair value of contingent consideration for the three months ended September 30, 2024, but recorded a change in fair value of contingent consideration in the amount of $298,419 for the nine months ended September 30, 2024. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2023. On May 29, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. During the three and nine months ended September 30, 2024, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $14,571,909 and $17,087,835 as of September 30, 2024 and December 31, 2023, respectively.
Ambulnz-FMC North America LLC

On April 1, 2023, the Company acquired the remaining outstanding shares of common stock of Ambulnz-FMC North America LLC (“FMC NA”), a prominent healthcare company that focuses on providing vital products and services for patients suffering from kidney diseases and renal failure, from its joint venture with Holdings in exchange for $4,000,000 in cash and $3,000,000 in Common Stock. Acquisition costs are included in general and administrative expenses totaling $35,560 for the year ended December 31, 2023.

Healthworx LLC

On May 10, 2023, the Company acquired the remaining outstanding shares of common stock of Healthworx LLC (“Healthworx”), a provider of management, administration and support services to service providers focused on medical testing and diagnostic screening, from its joint venture with Rapid Reliable Testing, LLC in exchange for $1,385,156 in cash.

Ambulnz CO, LLC

On July 1, 2024, the Company acquired the remaining noncontrolling interest in its Ambulnz CO, LLC (“Ambulnz CO”) joint venture from the University of Colorado Health in exchange for $1,848,000 in cash.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Ambulnz CO	FMC NA	CRMS	Total

Consideration:
Cash consideration	$1,848,000	$4,000,000	$9,000,000	$14,848,000
Stock consideration	—	3,000,000	1,000,000	4,000,000
Due to seller	—	—	—	—
Amounts held under an escrow account	—	—	—	—
Contingent liability	—	—	15,822,190	15,822,190
Total consideration	$1,848,000	$7,000,000	$25,822,190	$34,670,190

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$—	$1,574,604	$1,574,604
Accounts receivable	—	—	2,033,533	2,033,533
Other current assets	—	—	293,478	293,478
Property, plant and equipment	—	—	—	—
Intangible assets	—	—	15,930,000	15,930,000
Total identifiable assets acquired	—	—	19,831,615	19,831,615

Accounts payable	—	—	28,978	28,978
Due to seller	—	—	2,448,460	2,448,460
Other current liabilities	—	—	174,177	174,177
Total liabilities assumed	—	—	2,651,615	2,651,615

Noncontrolling interests	2,188,450	2,567,037	—	4,755,487

Goodwill	—	—	8,642,190	8,642,190
Additional paid-in-capital	(340,450)	4,432,963	—	4,092,513

Total purchase price	$1,848,000	$7,000,000	$25,822,190	$34,670,190

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Pro Forma Disclosures
The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2023 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2023. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. The figures presented below for the three months ended September 30, 2023 represent the actual results of the Company, as the financial results of CRMS were consolidated in the Company’s results of operations for the entirety of the period.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$186,552,910	$428,155,992
Net income	4,630,239	3,093,862
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

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the foreign currency translation adjustment. The carrying value of goodwill amounted to $47,862,242 as of

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
September 30, 2024. The changes in the carrying value of goodwill for the nine months ended September 30, 2024 are as noted in the table below:

Carrying Value
Balance as of December 31, 2023	$47,539,929
Foreign currency translation adjustment	322,313
Balance as of September 30, 2024	$47,862,242
7. Intangibles
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(241,191)	$6,637
Operating licenses	Indefinite	9,399,004	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	2,109,239	(11,264,266)	923,060
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	28,337,524	112,260	(5,745,054)	22,704,730
Trademark	8-15 years	427,531	(2,942)	(94,029)	330,560
Non-compete agreements	5 years	100,000	—	(30,000)	70,000
Trade credits	5 years	1,500,000	—	—	1,500,000
		$50,152,524	$2,218,557	$(17,374,540)	$34,996,541

	December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(235,967)	$11,861
Operating licenses	Indefinite	8,799,004	600,000	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,794,029	(8,821,563)	1,256,524
Material contracts	Indefinite	62,550	—	—	62,550
Customer relationships	8-9 years	12,397,954	15,939,570	(3,334,925)	25,002,599
Trademark	8-15 years	389,469	38,062	(62,141)	365,390
Non-compete agreements	5 years	—	100,000	(15,000)	85,000
Trade credits	5 years	—	1,500,000	—	1,500,000
		$30,180,863	$19,971,661	$(12,469,596)	$37,682,928

The intangible assets include an immaterial foreign currency translation adjustment in the amount of $29,019 for the nine months ended September 30, 2024. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. During the nine months ended September 30, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276. The Company recorded a loss on disposal of intangible assets of $1,264 for the nine months ended September 30, 2024. The Company also reclassified certain intangible assets with a cost of $30,361 and

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
accumulated amortization of $8,136 to “legal and regulatory” expenses within the unaudited Condensed Statements of Operations and Comprehensive Income (Loss) .
The Company recorded amortization expense of $1,605,483 and $1,515,378 for the three months ended September 30, 2024 and 2023, respectively.
The Company recorded amortization expense of $4,884,337 and $4,295,958 for the nine months ended September 30, 2024 and 2023, respectively.
Future amortization expense at September 30, 2024 for the next five years and in the aggregate are as follows:

Amortization Expense
2024, remaining	$1,003,942
2025	3,838,416
2026	3,334,528
2027	3,315,044
2028	3,288,838
Thereafter	9,254,219
Total	$24,034,987
8. Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued general expenses	$19,634,415	$27,001,232
Accrued workers' compensation and other insurance liabilities	19,349,940	12,881,902
Accrued subcontractors	10,165,705	37,858,755
Accrued payroll	7,460,342	6,464,192
Accrued bonus	2,311,077	4,784,005
Other current liabilities	1,047,127	2,350,523
Total accrued liabilities	$59,968,606	$91,340,609
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

As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
additional $15,000,000 draw on March 18, 2024. As of September 30, 2024, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. The Company incurred $587,721 and $0 in interest charges relating to its Revolving Facility for the three months ended September 30, 2024 and 2023, respectively, and $1,625,408 and $0 for the nine months ended September 30, 2024 and 2023, respectively, which is reflected in interest (expense) income on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Standby Letter of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit expires on the one-year anniversary of the closing date, or October 20, 2024, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of September 30, 2024, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $2,325, inclusive of interest ranging from 2.5% through 4.8%. The loan notes mature at various times through 2026 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	September 30, 2024	December 31, 2023
Equipment and financing loans payable, between 2.5% and 4.8% interest and maturing between May 2026 and August 2026	$47,710	$69,717
Total notes payable	47,710	69,717
Less: current portion of notes payable	26,374	28,131
Total non-current portion of notes payable	$21,336	$41,586
Interest expense was $484 and $48,794 for the three months ended September 30, 2024 and 2023, respectively.
Interest expense was $1,912 and $110,203 for the nine months ended September 30, 2024 and 2023, respectively.
Future minimum annual maturities of notes payable as of September 30, 2024 are as follows:

Notes Payable
2024, remaining	$6,536
2025	26,531
2026	14,643
Total maturities	47,710
Current portion of notes payable	(26,374)
Long-term portion of notes payable	$21,336
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended September 30, 2024
Revenues	$90,663,433	$48,021,381	$—	$138,684,814
Income (loss) from operations	21,936,967	(75,242)	(11,724,328)	10,137,397
Total assets	400,568,190	66,844,610	26,469,739	493,882,539
Depreciation and amortization expense	1,172,458	2,114,380	890,696	4,177,534
Stock compensation	1,237,924	34,123	1,883,139	3,155,186
Long-lived assets	44,590,633	70,488,506	10,159,283	125,238,422
Capital expenditures	640,499	3,054,429	536,262	4,231,190

Three Months Ended September 30, 2023
Revenues	$139,340,467	$47,212,443	$—	$186,552,910
Income (loss) from operations	21,109,619	503,687	(12,905,351)	8,707,955
Total assets	225,084,373	129,796,548	64,903,221	419,784,142
Depreciation and amortization expense	1,193,187	2,333,426	809,654	4,336,267
Stock compensation	274,108	136,472	2,950,129	3,360,709
Long-lived assets	48,554,087	66,160,925	11,305,286	126,020,298
Capital expenditures	1,692,902	3,016,381	783,422	5,492,705

	Mobile Health Services	Transportation Services	Corporate	Total
Nine Months Ended September 30, 2024
Revenues	$351,346,919	$144,375,140	$—	$495,722,059
Income (loss) from operations	80,173,235	(1,153,908)	(42,857,414)	36,161,913
Total assets	400,568,190	66,844,610	26,469,739	493,882,539
Depreciation and amortization expense	3,556,537	6,256,783	2,748,653	12,561,973
Stock compensation	4,473,099	228,196	5,054,160	9,755,455
Long-lived assets	44,590,633	70,488,506	10,159,283	125,238,422
Capital expenditures	897,284	10,085,457	2,202,787	13,185,528

Nine Months Ended September 30, 2023
Revenues	$292,351,835	$132,690,538	$—	$425,042,373
Income (loss) from operations	52,081,169	853,164	(49,553,011)	3,381,322
Total assets	225,084,373	129,796,548	64,903,221	419,784,142
Depreciation and amortization expense	3,111,497	6,137,364	2,567,796	11,816,657
Stock compensation	573,930	612,077	13,975,840	15,161,847
Long-lived assets	48,554,087	66,160,925	11,305,286	126,020,298
Capital expenditures	28,109,057	16,460,730	3,159,172	47,728,959

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Primary Geographical Markets
United States	$104,965,979	$103,779,506
United Kingdom	20,272,443	19,863,289
Total long-lived assets	$125,238,422	$123,642,795
Revenues by geographic location are included in Note 2.
12. Equity
Unregistered Sales of Equity Securities
On July 19, 2024, in connection with the CRMS acquisition, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The True-up Payment was based on CRMS’ attainment of full-year EBITDA targets for 2023 (see Note 4).
Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors (the “Board of Directors” or the “Board”) authorized a share repurchase program to purchase up to $40,000,000 of Common Stock (the “2022 Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its Common Stock for $3,731,712. These shares were subsequently cancelled. The 2022 Program, which did not obligate the Company to repurchase a specific number of shares, expired on November 24, 2023.

On January 30, 2024, the Board of Directors authorized a new share repurchase program to purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024 (the “Prior Repurchase Program”). The Prior Repurchase Program did not obligate the Company to repurchase a specific number of shares.

On August 5, 2024, following the expiration of the previously authorized share repurchase program on July 30, 2024, the Board effectively extended the Prior Repurchase Program by authorizing a new share repurchase program (the “New Repurchase Program”) on the same terms and conditions as the Prior Repurchase Program other than expiration, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration. The New Repurchase Program expires on December 31, 2024 and may be suspended, extended, modified or discontinued at any time without prior notice.

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

The timing, manner, price and amount of shares repurchased under the New Repurchase Program depends on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The New Repurchase Program may be modified, suspended or discontinued at any time without prior notice.

Repurchases under the New Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the three months ended September 30, 2024, the Company repurchased and subsequently cancelled 356,113 shares of Common Stock for $1,296,187. There were no shares repurchased during the three months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company repurchased and subsequently cancelled 3,007,684 shares of Common Stock for $11,078,198. There were no shares repurchased during the nine months ended September 30, 2023.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of September 30, 2024, approximately 3.9 million employee stock options had vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the consummation of the Business Combination, the management of Ambulnz took the average of several publicly traded companies that were representative of Ambulnz’ size and industry in order to estimate its expected stock volatility. Subsequent to the Business Combination, the Company utilized publicly available pricing. The expected term of the options represented the period of time the instruments were expected to be outstanding. The Company based the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield was zero based on the fact that the Company had not historically paid and does not intend to pay a dividend in the foreseeable future.
The following assumptions were used to compute the fair value of the stock option grants during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.19% - 4.54%	4.10% - 4.87%
Expected term (in years)	5.57	6.25
Volatility	61%-71%%	52%-62%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan during the nine months ended September 30, 2024:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2023	11,942,264	$7.36	8.16	$3,961,556
Granted/vested	278,350	2.54	—	—
Exercised	(430)	1.59	—	—
Cancelled	(4,016,371)	7.70	—	—
Balance as of September 30, 2024	8,203,813	7.06	7.48	1,487,826
Options vested and exercisable as of September 30, 2024	3,910,463	$6.66	6.86	$1,433,639

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the nine months ended September 30, 2024 and the year ended December 31, 2023 was $2.54 and $7.93, respectively.

For the three months ended September 30, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $1,448,151, and $3,027,577, respectively.
For the nine months ended September 30, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $4,688,997 and $8,787,375, respectively.
On September 30, 2024 and December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $13,027,394 and $29,058,756, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.49 years.
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
Activity under RSUs during the nine months ended September 30, 2024 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2023	2,424,095	$5.61
Granted	1,077,884	2.78
Vested	(458,923)	4.23
Forfeited	(151,880)	4.93
Balance as of September 30, 2024	2,891,176	5.04
Vested and unissued as of September 30, 2024	2,617	10.03
Non-vested as of September 30, 2024	2,888,559	$5.04
The total grant-date fair value of RSUs granted during the nine months ended September 30, 2024 was $3,780,430.
For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $1,426,271 and $25,000, respectively.
For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $4,242,065 and $1,416,338, respectively.
On September 30, 2024, and December 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $11,711,097 and $12,602,662, respectively, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance-based Restricted Stock Units
The fair value of performance-based restricted stock units (“PSUs”) is determined on the date of grant. The Company records compensation expense in the unaudited Condensed Consolidated Statement of Operations and Comprehensive

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Income (Loss) on a straight-line basis over the vesting period for PSUs. The vesting period for PSUs ranges from one to four years.
Activity under PSUs during the nine months ended September 30, 2024 was as follows:

	PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2023	1,085,270	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	(217,054)	—
Balance as of September 30, 2024	868,216	5.16
Vested and unissued as of September 30, 2024	—	—
Non-vested as of September 30, 2024	868,216	$5.16
There were no PSUs granted during the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense related to PSUs of $280,764 and $824,393, respectively, which are included in accrued liabilities.
For the three and nine months ended September 30, 2023, no stock-based compensation expense related to PSUs were recorded.
As of September 30, 2024 and December 31, 2023, the total unrecognized compensation related to unvested PSUs granted was $3,582,775 and $5,527,166, respectively, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Cost
The table below comprises lease expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of total lease cost:
Operating lease expense	$1,009,108	$697,050	$2,775,887	$2,319,282
Finance lease expense:
Amortization of right-of-use assets	1,197,076	1,195,719	3,394,696	2,822,982
Interest on lease liabilities	194,099	135,392	560,926	394,443
Finance lease expense	1,391,175	1,331,111	3,955,622	3,217,425
Short-term lease expense	594,729	452,538	1,484,186	1,156,886
Total lease cost	$2,995,012	$2,480,699	$8,215,695	$6,693,593

Lease Payments
The table below presents lease payments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of total lease payments:
Operating lease payment	$890,740	$697,050	$2,669,422	$2,319,282
Finance lease payment	1,088,265	782,808	3,118,054	2,293,330
Total lease payments	$1,979,005	$1,479,858	$5,787,476	$4,612,612

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss on Lease Remeasurement
During the year, the Company reassessed the use of some office spaces, resulting in the termination of two leased office spaces. The Company recorded a loss from remeasurement of operating lease of $6,163 and $13,469 during the three and nine months ended September 30, 2024, respectively.
There were no gains or losses recorded relating to remeasurement of operating leases for the three and nine months ended September 30, 2023.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Position as of September 30, 2024
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Assets
Lease right-of-use assets	$12,489,767	$9,580,535
Total lease assets	$12,489,767	$9,580,535

Liabilities
Current liabilities:
Lease liability - current portion	$3,776,159	$2,773,020
Noncurrent liabilities:
Lease liability, net of current portion	9,172,259	7,223,941
Total lease liability	$12,948,418	$9,996,961
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2024:

Weighted average remaining lease term (in years) - operating leases	3.90
Weighted average discount rate - operating leases	5.83%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of September 30, 2024 were as follows:

Operating Leases
2024, remaining	$1,109,227
2025	4,412,071
2026	3,604,641
2027	2,391,396
2028	1,765,274
Thereafter	1,277,710
Total future minimum lease payments	14,560,319
Less effects of discounting	(1,611,901)
Present value of future minimum lease payments	$12,948,418

Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $13,990,018 and $11,430,465 as of September 30, 2024 and December 31, 2023, respectively, and accumulated depreciation of $9,896,278 and $11,679,823 as of September 30, 2024 and December 31, 2023, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Loss on Lease Remeasurement
During the year, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a loss on remeasurement of finance lease of $0 and $18,583 during the three and nine months ended September 30, 2024, respectively.
For the three and nine months ended September 30, 2023, the Company terminated leased vehicles which resulted in a $4,834 gain on remeasurement of finance leases.
Lease Position as of September 30, 2024
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Assets
Lease right-of-use assets	$14,605,119	$12,003,919
Total lease assets	$14,605,119	$12,003,919

Liabilities
Current liabilities:
Lease liability - current portion	$4,435,324	$3,534,073
Noncurrent liabilities:
Lease liability, net of current portion	9,554,694	7,896,392
Total lease liability	$13,990,018	$11,430,465
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2024:

Weighted average remaining lease term (in years) - finance leases	3.45
Weighted average discount rate - finance leases	5.69%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of September 30, 2024 are as follows:

Finance Leases
2024, remaining	$1,321,296
2025	5,010,486
2026	4,175,450
2027	2,856,492
2028	1,670,204
Thereafter	428,898
Total future minimum lease payments	15,462,826
Less effects of discounting	(1,472,808)
Present value of future minimum lease payments	$13,990,018

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other Income (Expense)

The Company recognized $(1,103,016) and $449,051 of other income (expense) for the three months ended September 30, 2024 and 2023, respectively, as set forth in the table below.

The Company recognized $(1,837,655) and $715,589 of other income (expense) for the nine months ended September 30, 2024 and 2023, respectively, as set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Other income (expense)
Interest (expense) income, net	$(505,085)	$346,376	$(1,387,743)	$1,677,420
Change in fair value of contingent liability	(44,520)	159,974	(370,712)	159,974
Loss on equity method investments	(82,742)	(95,503)	(229,923)	(301,362)
(Loss) gain on remeasurement of operating and finance leases	(6,163)	4,834	(32,052)	4,834
(Loss) gain on disposal of fixed assets	(28,681)	(9,983)	36,717	(163,452)
ABC litigation	—	—	—	(1,000,000)
Other income (expense)	(435,825)	43,353	146,058	338,175
Total other income (expense)	$(1,103,016)	$449,051	$(1,837,655)	$715,589

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler's services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company's payments to EDTSLS for Mr. Tendler's services totaled $412,353 and $204,700 for the three months ended September 30, 2024 and 2023, respectively, and $1,033,273 and $674,970 for the nine months ended September 30, 2024 and 2023, respectively.
There were no amounts included in accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $7,685 and $148,304 for the three and nine months ended September 30, 2024, respectively. There were no payments made for the three and nine months ended September 30, 2023, respectively.
Included in accounts payable were $1,679 and $0 due to related parties as of September 30, 2024 and December 31, 2023, respectively. Included in accrued liabilities were $1,679 and $0 due to related parties as of September 30, 2024 and December 31, 2023 related to subcontractor services.
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
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Mr. Capone under the Transition Agreement totaling $0 and $180,000 for the three and nine months ended September 30, 2024, respectively. There were no payments made for the three and nine months ended September 30, 2023, respectively.
Included in accounts payable were $0 and $45,000 due to related parties as of September 30, 2024 and December 31, 2023, respectively related to this Transition Agreement. There were no amounts included in accrued liabilities as of September 30, 2024 and December 31, 2023 related to the Transition Agreement.
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky will continue to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky will provide advisory services as may be requested from time to time by the Company’s executive officers or the Board of Directors and assist with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, receive an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky will also be eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $70,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and nine months ended September 30, 2024.
There were no amounts included in accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023, related to the Vashovsky Consulting Agreement.

Consulting Agreement - Steven Katz

On September 26, 2024, the Company entered into a transition consulting agreement (the “Katz Consulting Agreement”) with Steven Katz, who resigned as a director and independent Chair of the Board of Directors effective October 1, 2024. Pursuant to the Katz Consulting Agreement, Mr. Katz will serve as a consultant to the Company until December 31, 2024 (the “Katz Consulting Period”). During the Katz Consulting Period, Mr. Katz will provide transition advisory services relating to the Board and its committees as may be requested from time to time by the Company’s executive officers or the Board of Directors.
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz will receive consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards will also continue to vest under the Plan.

There were no amounts included in accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 related to the Katz Consulting Agreement.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s provision for income taxes for the three months ended September 30, 2024 and 2023 were $4,488,828 and $4,526,767, respectively, and $13,316,752 and $2,041,843 for the nine months ended September 30, 2024 and 2023, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company's expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of September 30, 2024.
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

California Labor Actions

On March 30, 2023, Paul Lowe v. Rapid Reliable Testing, LLC, et al. was filed in the Los Angeles Superior Court (the “Lowe Action”). The complaint alleges various wage and hour claims on behalf of the plaintiff and a putative class. The complaint also alleges a derivative class claim for violations of California’s Unfair Competition Law and seeks to bring a representative action pursuant to California’s Private Attorneys General Act of 2004 (“PAGA”).

In addition, Corielyn Marie Hall v. Rapid Reliable Testing, LLC, et al. involves two separate actions filed in the Los Angeles Superior Court by plaintiff Corielyn Hall (collectively with the Lowe Action, the “California Labor Actions”). The first action is a class complaint filed on December 14, 2023. Similar to the Lowe Action, it alleges various wage and hour claims on behalf of the plaintiff and a putative class and asserts a derivative class claim for violations of California’s Unfair Competition Law. The second action brought by Corielyn Hall was filed on February 20, 2024 and brings claims under PAGA.

At the time of this filing, the Company is participating in early mediation with the plaintiffs in the California Labor Actions. Given the overlapping claims and time periods presented in the California Labor Actions, these actions will be mediated concurrently in an effort to reach a global resolution. The Company believes there are substantial defenses to the claims alleged in California Labor Actions. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any. The Company intends to vigorously defend itself against these claims if they cannot be resolved during mediation.

Stockholder Actions

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. The motion was fully briefed in September 2024. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in this matter.

On May 30, 2024 and on July 15, 2024, two purported shareholder derivative actions were filed against certain current and former officers and directors of the Company. The Company is named as a nominal defendant in both actions, and the complaints name the Company’s current board of directors, including its Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. These actions were filed by Ryne Shetterly in U.S. District Court for the Southern District of New York (the “Shetterly Action”), and Salma Daboul in the Supreme Court for the State of New York (the “Daboul Action”). Both actions purport to assert claims for breach of fiduciary duty and other related claims on behalf of the Company. Both assert factual allegations substantially similar to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 29, 2024, the U.S. District Court for the Southern District of New York issued an order to transfer the Shetterly Action to the United States District Court for the District of Delaware. At the time of this filing, no defendants have been served in the Shetterly Action. On September 6, 2024, the plaintiff in the Daboul Action voluntarily discontinued the action. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company believes there are substantial defenses to these claims.

Cybersecurity Action

On August 22, 2024, Maria Ballesteros, individually and on behalf of others similarly situated, filed a complaint against Ambulnz NY, LLC, a subsidiary of the Company (“Ambulnz NY”), in the U.S. District Court for the Southern District of New York arising from a data security incident that the Company experienced in April 2024 (the “Cybersecurity Action”). The Cybersecurity Action alleges negligence, negligence per se, breach of fiduciary duty, breach of implied contract and violations of California’s Unfair Competition Law, the California Privacy Act and the California Consumer Records Act, and seeks various forms of monetary and injunctive relief. At the time of this filing, Ambulnz NY still has time to respond to the complaint and is participating in early mediation with the plaintiff. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company maintains cybersecurity insurance coverage to limit its exposure to losses relating to cybersecurity incidents, including costs arising from litigation such as the Cybersecurity Action. The Company intends to vigorously defend itself against these claims if they cannot be resolved during mediation.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

21. Subsequent Events

Line of Credit

On October 20, 2024, the Company’s unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000 automatically renewed for a one-year period ending October 20, 2025. The letter of credit renews automatically for successive one-year periods, unless earlier terminated by the institution.

Effective November 1, 2024, the Company converted its $15,000,000 base rate loan under the terms of the Revolving Facility to a 6-month term SOFR loan, maturing on May 1, 2025.

Series C Preferred Stock Purchase

On November 1, 2024, the Company made a $5,000,000 cash payment to Firefly Health, Inc., a Delaware corporation, in exchange for 798,305 shares of Series C preferred stocks, at a purchase price of $6.26327 per share.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future results of operations, including revenues, expenses or performance; financing needs; business trends; results of operations; objectives and intentions with respect to future operations, services and products, including our geographic expansion; the provision of services under existing contracts, including winding down of migrant-related services; M&A activity; workforce growth; leadership transitions; cash position and liquidity; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures and the interest rate environment; our competitive position and opportunities, including our ability to realize the benefits from our operating model and conditions in the healthcare services market; our ability to improve gross margins; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and any statements or assumptions underlying the foregoing. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. including, but not limited to the following: impacts related to accelerated wind down of migrant-related services; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks, funding new strategic relationships and potentially repaying our line of credit; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs and our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and clients; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our

M&A activity and success of our acquisition strategy; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; our ability to maintain our cash position; risks associated with our share repurchase program; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies regarding immigration and asylum seekers; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and that are otherwise described or updated from time to time in our filings with the SEC.

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
For the three months ended September 30, 2024, the Company recorded net income of $4.5 million, compared to net income of $4.6 million in the three months ended September 30, 2023.

For the nine months ended September 30, 2024, the Company recorded net income of $21.0 million, compared to net income of $2.1 million in the nine months ended September 30, 2023.
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services; availability of healthcare professionals and other personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
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
Inflation

The inflation rate in the United States, as measured by the Consumer Price Index, has moderated in 2024, after trending up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. Through the first nine months of 2024, the inflation rate has been 3.1%, lower than the 4.1% rate in 2023, 8.0% in 2022 and 4.7% in 2021. As the inflation rate has moderated and there have been emerging signs of a pending economic slowdown, the U.S. Federal Reserve implemented an interest rate cut of 0.50%, lowering its benchmark rate to the current level of 4.75%-5.00%, after implementing four interest rate hikes in 2023. The inflation rate has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the impact of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. Looking to the remainder of 2024, we anticipate that the inflation rate will continue to be moderate, with additional interest rate cuts a possibility before the end of the year. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the nine months ended September 30, 2024, the Company did not complete any acquisitions. During the nine months ended September 30, 2023, the Company completed three acquisitions for an aggregate purchase price of $34.2 million.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024. While the exact timing of the wind-down of the remaining services is still subject to change, the wind-down of sites in both New York City and in upstate New York is well underway and the Company expects that the revenues from these migrant-

related projects will be significantly lower in the final three months of 2024 than they were in any of the first three quarters of the year.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$138.7	100.0%	$186.6	100.0%	$(47.9)	(25.7)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	88.8	64.0%	131.5	70.5%	(42.7)	(32.5)%
Operating expenses:
General and administrative	28.8	20.8%	33.6	18.0%	(4.8)	(14.3)%
Depreciation and amortization	4.2	3.0%	4.3	2.3%	(0.1)	(2.3)%
Legal and regulatory	3.3	2.4%	3.5	1.9%	(0.2)	(5.7)%
Technology and development	3.1	2.2%	3.2	1.7%	(0.1)	(3.1)%
Sales, advertising and marketing	0.4	0.3%	1.7	0.9%	(1.3)	(76.5)%
Total expenses	128.6	92.7%	177.8	95.3%	(49.2)	(27.7)%
Income from operations	10.1	7.3%	8.8	4.7%	1.3	14.8%

Other income (expense):
Interest (expense) income, net	(0.5)	(0.4)%	0.3	0.2%	(0.8)	(266.7)%
Change in fair value of contingent liability	—	—%	0.2	0.1%	(0.2)	(100.0)%
Loss on equity method investments	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
(Loss) gain on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Loss on disposal of fixed assets	—	—%	—	—%	—	—%
Other income (expense)	(0.4)	(0.3)%	—	—%	(0.4)	(100.0)%
Total other income (expense)	(1.0)	(0.7)%	0.4	0.2%	(1.4)	(350.0)%

Net income before income tax provision	9.0	6.5%	9.2	4.9%	(0.2)	(2.2)%
Provision for income taxes	(4.5)	(3.2)%	(4.5)	(2.4)%	—	—%
Net income	4.5	3.2%	4.7	2.5%	(0.2)	(4.3)%
Net loss attributable to noncontrolling interests	(1.0)	(0.7)%	(0.1)	(0.1)%	(0.9)	(900.0)%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$5.5	4.0%	$4.8	2.6%	$0.7	14.6%

Revenues
Consolidated
For the three months ended September 30, 2024, total revenues were $138.7 million, a decrease of $47.9 million, or 25.7%, compared to the three months ended September 30, 2023.
Mobile Health Services
For the three months ended September 30, 2024, Mobile Health Services revenues were $90.7 million, a decrease of $48.6 million, or 34.9%, compared to the three months ended September 30, 2023. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024. While the exact timing of the wind-down of the remaining services is still subject to change, this process is well underway and the Company expects that the revenues from these migrant-related projects will be lower in the final three months of 2024 than in the final three months of 2023. As such, while we expect to launch new Mobile Health Services projects during the fourth quarter, these are expected be outweighed by a decline in revenues from migrant-related projects and we expect that overall Mobile Health Services revenues will be significantly lower in the fourth quarter of 2024 than in the fourth quarter of 2023.
Transportation Services

For the three months ended September 30, 2024, Transportation Services revenues were $48.0 million, an increase of $0.8 million, or 1.7%, compared to the three months ended September 30, 2023. This increase was due to an 8.5% increase in trip volumes, to 69,776 trips in the three months ended September 30, 2024, from 64,321 trips for the three months ended September 30, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price decreased to $404 in the three months ended September 30, 2024, from $409 in the three months ended September 30, 2023. The decline in the average trip price in the 2024 period reflected a shift in mix toward lower-priced transports when compared to the same period in 2023. However, the average trip price remains well above the levels of early 2022, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of revenues
For the three months ended September 30, 2024, total cost of revenues (exclusive of depreciation and amortization) decreased by 32.5% compared to the three months ended September 30, 2023, while revenues decreased by approximately 25.7%. Cost of revenues as a percentage of revenues decreased to 64.0% in the three months ended September 30, 2024 from 70.5% in the three months ended September 30, 2023.
Total cost of revenues in the three months ended September 30, 2024 decreased by $42.7 million compared to the same period in 2023. This decrease was primarily attributable to an $8.2 million decrease in total compensation, a $21.1 million decline in subcontracted labor costs and a $10.7 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter; a $2.8 million decrease in lab fees; and a $0.1 million net increase in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2024 amounted to $55.5 million, down 44.1% from $99.3 million in the three months ended September 30, 2023. Cost of revenues as a percentage of revenues decreased to 61.2% from 71.2% in the prior year period, despite the decline in Mobile Health Services revenues, due to the absence of certain project ramp-up costs in the form of higher overtime rates and a greater proportion of higher-cost subcontracted labor that were recorded in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2024 amounted to $33.3 million, up 3.4% from $32.2 million in the three months ended September 30, 2023. Cost of revenues as a percentage of revenues increased to 69.4% from 68.3% in the prior year quarter, as the increase in cost of revenues outpaced the small increase in revenues. Total compensation increased by 4% year-over-year, reflecting increased field headcount, as the Company seeks to reduce its reliance on subcontractors. Costs for subcontractors were essentially unchanged from the prior year period, but declined from the levels recorded in the second quarter of 2024, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services.
Operating expenses
For the three months ended September 30, 2024, the Company recorded $39.8 million of operating expenses compared to $46.4 million for the three months ended September 30, 2023, a decrease of 14.2%. As a percentage of revenue, operating expenses increased from 24.9% in the third quarter of 2023 to 28.7% in the third quarter of 2024, reflecting the decrease in revenues described above. The decrease of $6.6 million of operating expenses related to a $2.7 million decline in total compensation, a $1.1 million decline in commissions, and a $4.7 million decrease in travel-related expenses, all due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects. These declines were partially offset by a net $1.9 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to fluctuate based upon the levels of revenues that are generated.
For the Mobile Health Services segment, operating expenses in the three months ended September 30, 2024 were $13.2 million, down from $19.0 million in the three months ended September 30, 2023. Operating expenses as a percentage of revenues increased to 14.6% in the third quarter of 2024, from 13.4% in the third quarter of 2023, reflecting the drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York.
For the Transportation Services segment, operating expenses in the three months ended September 30, 2024 were $14.8 million, compared to $14.5 million in the three months ended September 30, 2023. Operating expenses as a percentage of revenues increased to 30.8% for the three months ended September 30, 2024 from 30.6% in the three months ended September 30, 2023, despite the increased revenues in the current year period, reflecting increases in non-field headcount, such as dispatch and back office departments, as well as higher insurance costs, due to a larger vehicle fleet.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended September 30, 2024 were $11.8 million, compared to $12.9 million in the three months ended September 30, 2023. Corporate expenses amounted to approximately 8.5% of total consolidated revenues in the third quarter of 2024, compared to 6.9% in the third quarter of 2023, reflecting the decline in total consolidated revenues, which outweighed the effect of corporate expense reduction programs implemented at the end of 2023 and in early 2024.
Interest (expense) income, net

For the three months ended September 30, 2024, the Company recorded $0.5 million of interest expense, net compared to $0.3 million of interest income, net in the three months ended September 30, 2023. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the three months ended September 30, 2024.
Change in fair value of contingent liability
During the three months ended September 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $44,520 compared to a gain of $159,974 in the three months ended September 30, 2023.
Loss on equity method investments

During the three months ended September 30, 2024, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended September 30, 2023, the Company also recorded a loss on equity method investments of $0.1 million.
Loss on disposal of fixed assets

During the three months ended September 30, 2024, the Company recorded a loss on the disposal of fixed assets of $28,681, compared to a loss on the disposal of fixed assets of $9,983 during the three months ended September 30, 2023.

Other income (expense)

During the three months ended September 30, 2024, the Company recorded other expense of $0.4 million, compared to other income of $43,353 in the three months ended September 30, 2023.

Provision for income taxes
During the three months ended September 30, 2024, the Company recorded an income tax provision of $4.5 million, compared to an income tax provision of $4.5 million in the three months ended September 30, 2023. The slightly lower tax expense in the 2024 period was due to a small decline in pretax income in the 2024 period.
Net loss attributable to noncontrolling interests

For the three months ended September 30, 2024, the Company had net loss attributable to noncontrolling interests of approximately $1.0 million, compared to net loss attributable to noncontrolling interests of approximately $0.1 million for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$495.7	100.0%	$425.0	100.0%	$70.7	16.6%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	322.6	65.1%	296.3	69.7%	26.3	8.9%
Operating expenses:
General and administrative	103.7	20.9%	93.6	22.0%	10.1	10.8%
Depreciation and amortization	12.6	2.5%	11.8	2.8%	0.8	6.8%
Legal and regulatory	11.6	2.3%	9.6	2.3%	2.0	20.8%
Technology and development	7.9	1.6%	7.7	1.8%	0.2	2.6%
Sales, advertising and marketing	1.1	0.2%	2.6	0.6%	(1.5)	(57.7)%
Total expenses	459.5	92.7%	421.6	99.2%	37.9	9.0%
Income from operations	36.2	7.3%	3.4	0.8%	32.8	964.7%

Other income (expense):
Interest (expense) income, net	(1.4)	(0.3)%	1.7	0.4%	(3.1)	(182.4)%
Change in fair value of contingent liability	(0.4)	(0.1)%	0.2	—%	(0.6)	(300.0)%
Loss on equity method investments	(0.2)	—%	(0.3)	(0.1)%	0.1	33.3%
(Loss) gain on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain (loss) on disposal of fixed assets	—	—%	(0.2)	—%	0.2	100.0%
Other income (expense)	0.1	—%	(0.7)	(0.2)%	0.8	114.3%
Total other income (expense)	(1.9)	(0.4)%	0.7	0.2%	(2.6)	(371.4)%

Net income before income tax provision	34.3	6.9%	4.1	1.0%	30.2	736.6%
Provision for income taxes	(13.3)	(2.7)%	(2.0)	(0.5)%	(11.3)	(565.0)%
Net income	21.0	4.2%	2.1	0.5%	18.9	900.0%
Net income (loss) attributable to noncontrolling interests	(2.2)	(0.4)%	2.8	0.7%	(5.0)	(178.6)%
Net income (loss) attributable to stockholders of DocGo Inc. and Subsidiaries	$23.2	4.7%	$(0.7)	(0.2)%	$23.9	3414.3%

Revenues
Consolidated
For the nine months ended September 30, 2024, total revenues were $495.7 million, an increase of $70.7 million, or 16.6%, compared to the nine months ended September 30, 2023.
Mobile Health Services
For the nine months ended September 30, 2024, Mobile Health Services revenues were $351.3 million, an increase of $59.0 million, or 20.2%, compared to the nine months ended September 30, 2023. The increase in revenues was primarily due to an expansion in services offered by the Mobile Health Services segment, particularly in the government customer sector. Specifically, starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract has been extended through December 31, 2024, while other services began to wind down in May 2024, with the wind-down accelerating, as expected, during the third quarter of 2024. While the exact timing of the wind-down of the remaining services is still subject to change, the process is well underway and the Company expects that the revenues from these migrant-related projects will be significantly lower in the fourth quarter of 2024 than in any of the first three quarters of the year. As such, while we expect to launch new Mobile Health Services projects during the last quarter of the year, these are expected to be outweighed by a decline in revenues from migrant-related projects and we expect that overall Mobile Health Services revenues will be significantly lower in the fourth quarter of 2024 than in the fourth quarter of 2023.
Transportation Services

For the nine months ended September 30, 2024, Transportation Services revenues were $144.4 million, an increase of $11.7 million, or 8.8%, compared to the nine months ended September 30, 2023. This increase was due to a 15.1% increase in trip volumes, to 213,475 trips in the nine months ended September 30, 2024, from 185,404 trips for the nine months ended September 30, 2023. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price declined to $399 in the nine months ended September 30, 2024, from $405 in the nine months ended September 30, 2023. The decline in the average trip price in the 2024 period reflected a small shift in mix toward lower-priced transports when compared to the first nine months of 2023. However, the average trip price remains well above the levels of early 2022, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of revenues
For the nine months ended September 30, 2024, total cost of revenues (exclusive of depreciation and amortization) increased by 8.9% compared to the nine months ended September 30, 2023, while revenues increased by approximately 16.6%. Cost of revenues as a percentage of revenues decreased to 65.1% in the nine months ended September 30, 2024 from 69.7% in the nine months ended September 30, 2023.
Total cost of revenues in the nine months ended September 30, 2024 increased by $26.3 million compared to the same period in 2023. This increase was primarily attributable to a $12.8 million increase in subcontracted labor costs, primarily driven by projects in both segments that required more personnel than the Company was able to initially provide through its existing staff; a $6.3 million increase in medical and related supplies, also related to an increase in projects, particularly in the first six months of 2024; and a $7.2 million net increase in other cost of revenues categories, including insurance.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2024 amounted to $223.2 million, up 9.3% from $204.1 million in the nine months ended September 30, 2023. Cost of revenues as a percentage of revenues decreased to 63.5% from 69.8% in the prior year period, due to an increase in revenues and the absence of certain project ramp-up costs in the form of higher overtime rates and a greater proportion of subcontracted labor that were recorded in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2024 amounted to $99.4 million, up 7.8% from $92.2 million in the nine months ended September 30, 2023. Cost of revenues as a percentage of revenues decreased to 68.8% from 69.5% in the prior year quarter, reflecting the impact of increased revenues from standby contracts (for which we are paid a daily or hourly rate) and the overall increase in revenue.
Operating expenses
For the nine months ended September 30, 2024, the Company recorded $136.9 million of operating expenses compared to $125.3 million for the nine months ended September 30, 2023, an increase of 9.3%. As a percentage of revenue, operating expenses decreased from 29.5% in the first nine months of 2023 to 27.6% in the first nine months of 2024, reflecting the increase in revenues described above. The increase of $11.6 million of operating expenses related primarily to a $0.9 million increase in depreciation and amortization due to an increase in assets to support revenue growth, capitalized software amortization and assets that were added as part of acquisitions that the Company completed during 2023; a $0.6 million increase in IT infrastructure, driven by the Company’s business and headcount expansion and acquisitions; a $1.9 million increase in professional fees, including higher audit fees resulting from the growth of the business; a $3.5 million increase in bad debt expense, reflecting the growth of the business and related increase in accounts receivable; and a net $4.7 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to fluctuate based upon the levels of revenues that are generated.
For the Mobile Health Services segment, operating expenses in the nine months ended September 30, 2024 were $47.9 million, up from $36.1 million in the nine months ended September 30, 2023. Operating expenses as a percentage of revenues increased to 13.6% in the first nine months of 2024, from 12.3% in the first nine months of 2023, reflecting significant expenditures that were made in the second half of 2023 and the early part of 2024 in the expansion of services, particular in relation to the migrant-related projects in New York; as well as the continued buildout of the Mobile Health Services management infrastructure.
For the Transportation Services segment, operating expenses in the nine months ended September 30, 2024 were $46.1 million, compared to $39.6 million in the nine months ended September 30, 2023. Operating expenses as a percentage of revenues increased to 31.9% for the nine months ended September 30, 2024 from 29.9% in the nine months ended September 30, 2023, despite the increased revenues in the current year period, reflecting increases in non-field headcount, such as dispatch and back office departments, as well as higher insurance costs, due to a larger vehicle fleet during 2024 to date.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the nine months ended September 30, 2024 were $42.9 million, compared to $49.6 million in the nine months ended September 30, 2023. Corporate expenses amounted to approximately 8.7% of total consolidated revenues in the first nine months of 2024, compared to 11.7% in the first nine months of 2023, reflecting the increase in total consolidated revenues as well as some corporate expense reduction programs implemented at the end of 2023 and in early 2024.
Interest (expense) income, net

For the nine months ended September 30, 2024, the Company recorded $1.4 million of interest expense, net compared to $1.7 million of interest income, net in the nine months ended September 30, 2023. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the nine months ended September 30, 2024, while average cash balances in these accounts were also lower when compared to the nine months ended September 30, 2024.
Change in fair value of contingent liability
During the nine months ended September 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.4 million compared to a $0.2 million gain related to a change in fair value recorded in the nine months ended September 30, 2023.
Loss on equity method investments

During the nine months ended September 30, 2024, the Company recorded a loss on equity method investments of $0.2 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the nine months ended September 30, 2023, the Company recorded a loss on equity method investments of $0.3 million.
Gain (loss) on disposal of fixed assets

During the nine months ended September 30, 2024, the Company recorded a gain on the disposal of fixed assets of $36,717 compared to a loss on the disposal of fixed assets of $163,452 during the nine months ended September 30, 2023.

Other income (expense)

During the nine months ended September 30, 2024, the Company recorded other income of $0.1 million, compared to other expense of $0.7 million in the nine months ended September 30, 2023.
Provision for income taxes
During the nine months ended September 30, 2024, the Company recorded an income tax provision of $13.3 million, compared to an income tax provision of $2.0 million in the nine months ended September 30, 2023. The increased tax expense in the 2024 period was due to the recording of significantly higher pretax income in the 2024 period, as compared to the 2023 period.
Net income (loss) attributable to noncontrolling interests

For the nine months ended September 30, 2024, the Company had a net loss attributable to noncontrolling interests of approximately $2.2 million, compared to net income attributable to noncontrolling interests of approximately $2.8 million for the nine months ended September 30, 2023.
Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the PIPE Financing, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated net income and operating cash flow for the nine months ended September 30, 2024, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the nine months ended September 30, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, near-term operating cash flows were not always sufficient to meet these demands for working capital, leading to fluctuations in the Company’s cash balances. As these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

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

On November 1, 2022, the Company entered into the Credit Agreement, which provides for the Revolving Facility in the initial aggregate principal amount of $90.0 million. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50.0 million, though no lender (nor the lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and are updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027 and is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25.0 million under the Revolving Facility. On February 8, 2024, the Company drew down an additional $15.0 million. On February 27, 2024, the Company repaid all amounts then outstanding under the Revolving Facility. However, in March 2024, the Company once again drew down under the Revolving Facility, and there was a total of $30.0 million outstanding as of the date of this Quarterly Report on Form 10-Q.

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
Capital Resources
Working capital as of September 30, 2024 and December 31, 2023 was as follows:

	September 30	December 31	Change $	Change %
$ in Millions	2024	2023
Working capital
Current assets	$328.3	$338.9	$(10.6)	(3.1)%
Current liabilities	150.2	170.1	(19.9)	(11.7)%
Total working capital	$178.1	$168.8	$9.3	5.5%

As of September 30, 2024, available cash totaled $89.5 million, which represented an increase of $30.2 million compared to December 31, 2023, reflecting a decline in accounts receivable during the nine months ended September 30, 2024, as the Company collected some of its larger invoices. As of September 30, 2024, working capital amounted to $178.1 million, which represented an increase of $9.3 million compared to December 31, 2023, as an increase in cash and a decline in accrued liabilities outweighed a decline in accounts receivable. Current assets declined by $10.6 million, due to a drop in prepaid expenses. However, this was outweighed by the decline in current liabilities in the nine months ended September 30, 2024, due to lower accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor, and as the Company paid down a significant amount of its accrued liabilities during the year-to-date period.
Cash Flows
Cash flows as of the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,		Change $	Change %
$ in Millions	2024	2023
Cash flow summary
Net cash provided by (used in) operating activities	$57.4	$(58.3)	$115.7	198.5%
Net cash used in investing activities	(5.3)	(26.9)	21.6	80.3%
Net cash used in financing activities	(16.3)	(11.9)	(4.4)	(37.0)%
Effect of exchange rate changes	0.5	0.2	0.3	150.0%
Net increase (decrease) in cash	$36.3	$(96.9)	$133.2	137.5%
Operating Activities
During the nine months ended September 30, 2024, operating activities provided $57.4 million of cash, aided by net income of $21.0 million. Non-cash charges amounted to $21.5 million and included $7.7 million in depreciation of property and equipment and right-of-use assets, $4.9 million from amortization of intangible assets, $9.7 million of stock compensation expense, bad debt expense of $3.8 million, a loss of $0.2 million from an investment that is accounted for under the equity method and a change in the fair value of contingent consideration of $0.4 million. These were partially offset by $5.2 million in deferred taxes. Changes in assets and liabilities resulted in approximately $14.9 million in positive operating cash flow, as a $19.8 million decline in accounts receivable, reflecting collections of invoices from large municipal customers, a $12.3 million decrease in prepaid expenses and other current assets and a $15.3 million increase in accounts payable outweighed a $31.5 million decline in accrued liabilities and a $1.0 million increase in other assets.

During the nine months ended September 30, 2023, operating activities used $58.3 million of cash, despite net income of $2.1 million. Non-cash charges amounted to $28.1 million and included $7.5 million in depreciation of property and equipment and right-of-use assets, $4.3 million from amortization of intangible assets, $15.2 million of stock compensation expense, a $0.2 million loss on the disposal of assets, a loss of $0.3 million from an investment that is accounted for under the equity method, and $1.0 million in deferred taxes. These were partially offset by a $0.3 million reduction in bad debt expense and a non-cash gain of $0.2 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $88.4 million in negative operating cash flow, as a $103.5 million increase in accounts receivable, reflecting the growth of the business and primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles, a $12.6 million decrease in accounts payable, and a $0.3 million increase in prepaid expenses and other current assets were partially offset by a $27.3 million increase in accrued liabilities and a $0.7 million decline in other assets.
Investing Activities
During the nine months ended September 30, 2024, investing activities used $5.3 million of cash and consisted of the acquisition of property and equipment totaling approximately $2.9 million, the acquisition of intangibles in the amount of $2.2 million and an equity method investment in the amount of $0.3 million, partially offset by $0.1 million in cash proceeds from the disposal of property and equipment.

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
Financing Activities
During the nine months ended September 30, 2024, financing activities used $16.3 million of cash, as $45.0 million in proceeds from the Revolving Facility were mostly offset by $40.0 million in repayments of the Revolving Facility. In addition, the Company spent approximately $11.1 million on its share repurchase program, $3.1 million in payments under the terms of a finance lease, $3.0 million in payments of amounts due to seller, $1.8 million in the acquisition of noncontrolling interest, $1.6 million in earnout payments on contingent liabilities, $0.3 million in dividends paid to a noncontrolling interest and $0.4 million in taxes related to shares withheld for employee taxes.
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
Future minimum annual maturities of notes payable as of September 30, 2024 are as follows (in thousands):

Notes Payable
2024, remaining	$6.5
2025	26.5
2026	14.6
Total maturities	47.6
Current portion of notes payable	(26.3)
Long-term portion of notes payable	$21.3

Future minimum lease payments under finance leases as of September 30, 2024 are as follows (in millions):

Finance Leases
2024, remaining	$1.3
2025	5.0
2026	4.2
2027	2.9
2028	1.7
Thereafter	0.4
Total future minimum lease payments	15.5
Less effects of discounting	(1.5)
Present value of future minimum lease payments	$14.0
Future minimum lease payments under operating leases as of September 30, 2024 are as follows (in millions):

Operating Leases
2024, remaining	$1.1
2025	4.4
2026	3.6
2027	2.4
2028	1.8
Thereafter	1.2
Total future minimum lease payments	14.5
Less effects of discounting	(1.6)
Present value of future minimum lease payments	$12.9
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
Net income (loss) for the Company’s VIEs was $(67,785) and $(103,378) for the three months ended September 30, 2024 and 2023, respectively, and $(425,668) and $16,839 for the nine months ended September 30, 2024 and 2023, respectively. Total assets amounted to $11,844,062 and $4,364,274 as of September 30, 2024 and December 31, 2023, respectively. Total liabilities were $12,717,312 and $4,811,857 as of September 30, 2024 and December 31, 2023, respectively. The Company’s VIEs’ total stockholders’ deficit was $873,250 and $447,583 as of September 30, 2024 and December 31, 2023, respectively.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of September 30, 2024, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the nine months ended September 30, 2024 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) for the three months ended September 30, 2024 and 2023 were $934,774 and $(582,471), respectively, and $828,613 and $66,965 for the nine months ended September 30, 2024 and 2023, respectively. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements. A hypothetical 10% change in the applicable foreign exchange rate would have resulted in a change in total revenues of approximately 0.9% and 0.6% for the three and nine months ended September 30, 2024, respectively, and a change in total assets of approximately 0.3% for the nine months ended September 30, 2024.
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
With respect to accounts receivable, the Company had one customer that accounted for approximately 41% of revenues and 34% of net accounts receivable and another customer that accounted for 21% of revenues and 44% of net accounts receivable for the three months ended September 30, 2024. The Company had one customer that accounted for approximately 36% of revenues and 34% of net accounts receivable and another customer that accounted for 31% of revenues and 44% of net accounts receivable for the nine months ended September 30, 2024. The Company had one customer that accounted for approximately 33% of revenues and 36% of net accounts receivable and another customer that accounted for 32% of revenues and 28% of net accounts receivable for the three months ended September 30, 2023. One customer accounted for approximately 37% of revenues and 28% of net accounts receivable and another customer accounted for approximately 17% of revenues and 36% of net accounts receivable for the nine months ended September 30, 2023. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. The Company also agreed to pay additional consideration following the initial closing, including the True-up Payment to be paid in 2024 based on the attainment of full-year 2023 EBITDA targets.

On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000 in cash. On July 19, 2024, the Company also issued $1,814,345 in Common Stock, or 578,350 shares, in a private placement, constituting the remainder of the True-up Payment.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. Under the terms of the agreement, the Company issued and sold the shares of Common Stock in a private placement to accredited investors, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part as each accredited investor was aware of the terms of the transaction, the securities issued contained restrictive legends regarding resale and transfer, and the transaction was not publicly solicited or advertised.
Share Repurchases

On January 30, 2024, the Board of Directors authorized the Prior Repurchase Program, pursuant to which the Company could purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024. The Prior Repurchase Program did not oblige the Company to repurchase a specific number of shares.

On August 5, 2024, following the expiration of the Prior Repurchase Program on July 30, 2024, the Board effectively extended the Prior Repurchase Program by authorizing the New Repurchase Program, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration. The New Repurchase Program expires on December 31, 2024 and may be suspended, extended, modified or discontinued at any time without prior notice.

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

As of September 30, 2024, $24.7 million remained available for share repurchases pursuant to the New Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended September 30, 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
July 1 through 31, 2024	—	$—	—	$26,271,021	(1)
August 1 through 31, 2024	233,565	$3.59	233,565	$25,160,539
September 1 through 30, 2024	122,548	$3.67	122,548	$24,710,935
Total	356,113	$3.62	356,113	$24,710,935

(1) Amount remaining under the Prior Repurchase Program upon its expiration on July 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1
Amended and Restated Form of Indemnification Agreement, by and between the Company and its officers and directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2024).

10.2
Consulting Agreement, dated September 27, 2024, by and between the Company and Steven Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2024).

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

DocGo Inc.

Date: November 7, 2024	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer