Form 10-K
period 2024-12-31
DocGo Inc.
filed 2025-02-27
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-39618
DocGo Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	85-2515483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Third Avenue, 9th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 443-6246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DCGO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024, based on the closing price of the shares of the Registrant’s common stock (“Common Stock”) on The Nasdaq Stock Market as of such date, was $286,324,968. Shares of Common Stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock outstanding as of February 25, 2025 was 101,982,549.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant expects to file such proxy statement with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of DocGo Inc. and its consolidated subsidiaries (“DocGo,” the “Company,” “we,” “us” and “our”). These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. In particular, you should understand that the factors set forth below under “Risk Factors Summary” and those discussed under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report could affect our future results and prospects and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report. Accordingly, you should not place undue reliance on such forward-looking statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future results of operations, including revenues, expenses or performance; financing needs; business trends; objectives and intentions with respect to future operations, services and products, including our geographic expansion; the provision of services under existing contracts; impacts related to the wind down of migrant-related services; M&A activity; workforce growth; leadership transitions; cash position and liquidity; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures and the interest rate environment; our competitive position and opportunities, including our ability to realize the benefits from our operating model and conditions in the healthcare services market; our ability to control costs, maintain or improve gross margins and achieve profitability; the impact of legislative and regulatory actions, legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, be followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

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
•Joint ventures and contractual relationships with healthcare provider partners and other strategic partners may be novel and subject to certain commercial and other risks.
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

•The inability of DocGo’s suppliers to meet its needs or material price increases on vehicles or supplies could negatively impact DocGo’s business.
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
Risks Related to DocGo’s Indebtedness
•DocGo’s indebtedness could reduce the funds that would otherwise be available for other corporate purposes, and it may still be able to incur substantially more debt.
•DocGo may be forced to take various actions to satisfy its obligations under its current and future indebtedness, and the terms of its current and future indebtedness may restrict its operations.
Risks Related to the Ownership of DocGo Common Stock
•The Nasdaq Capital Market (“Nasdaq”) may delist DocGo’s securities from trading on its exchange.

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

PART I
Item 1. Business.
Our Company

DocGo is leading the proactive healthcare revolution. We are democratizing access with our innovative care delivery platform that includes mobile health services, virtual care management and ambulance services. Our goal is to deliver healthcare at any address and help reshape the traditional healthcare system, driven by our mission to bring high quality, highly accessible care to all.

DocGo’s proprietary technology platform, dedicated network of certified health professionals and robust fleet of medical response vehicles provide services in 31 states and the United Kingdom. DocGo’s vertically integrated approach helps elevate the quality of patient care and drive business efficiencies for municipalities, hospital networks and health insurance providers. We often provide our services in collaboration with leading healthcare organizations via long-term relationships that are intended to provide efficient and strategic capital deployment opportunities that can drive meaningful revenue and create significant growth.

END BENEFIT

HIGH QUALITY, HIGHLY ACCESSIBLE CARE TO ALL, THAT HELPS KEEP PEOPLE OUT OF THE HOSPITAL

VALUE PROPOSITIONS FOR KEY SEGMENTS

HEALTH CARE SYSTEMS

VALUE PROPOSITION

EFFICIENT, RELIABLE TRANSPORT, ED READMISSION AVOIDANCE PROGRAM

KEY SERVICES:

MEDICAL TRANSPORT, TRANSITIONAL CARE MANAGEMENT (TCM)

GOVERNMENT/PUBLIC

VALUE PROPOSITION

SERVING THE UNDERSERVED, INCREASING ACCESS TO CARE

KEY SERVICES:

POPULATION HEALTH, MEDICAL STAFFING

PAYERS/VALUE BASED CARE

VALUE PROPOSITION

GAP CLOSURE, INCREASING ACCESS FOR HARD TO REACH MEMBERS

KEY SERVICES:

PRIMARY CARE, GAP CLOSURE PROGRAMS, PATIENT MONITORING

VERTICALLY INTEGRATED FOUNDATION

- PURPOSE BUILT TECHNOLOGY WITH EPIC INTEGRATION
- MEDICARE AND MANAGED CARE CREDENTIALS
- RAPIDLY DEPLOYABLE CLINICAL STAFF
- ABILITY TO CLOSE OVER 30 CARE GAPS
- CLINICAL PRACTICE GROUP
- RPM CARE MANAGEMENT TEAM
- EMS TRANSPORTATION LICENSURE AND MOBILE HEALTH FLEET

Our mission is to provide high quality, highly accessible healthcare for all, empowering the delivery of mobile healthcare and medical transportation outside of traditional “brick-and-mortar” facilities, with more accessible, affordable and efficient patient-centered care. In 2024 alone, our network of clinicians traveled over 8.8 million miles to facilitate care across more than 1.5 million patient interactions. Since 2015, we have created a care delivery model that has facilitated better care for nearly 8 million patients beyond the traditional healthcare system.

We began by developing a state-of-the-art, intuitive platform designed to drive greater efficiency and improved access to patient care. Our innovative technology can change the way healthcare facilities manage patient transportation and mobile health services, streamlining the process and freeing medical professionals to focus more time and their valuable resources on what they do best — caring for their patients.

Our mobile health model facilitates medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations. The power of our model is the modality of care, specifically its scalability and lowered cost basis. We combine the efficiency of telehealth by virtually pairing specialized Advanced Practice Providers (“APPs”) such as physician assistants and nurse practitioners with on-site clinicians in the patient’s home to be the APP’s eyes, ears, hands and feet. Such clinicians include, among others, licensed practical nurses (“LPNs”) and registered nurses (“RNs”) assisted by additional support staff. As of December 31, 2024, we deployed a network of more than 600 medical clinicians, working under the guidance of prescribing clinicians to provide a wide range of care gap closures, tests, procedures and interventions that previously required a visit to a traditional healthcare setting.

Unlike virtual care providers who try using technology to replace the need for hands-on clinical intervention, our combined virtual and in-person care model leverages technology to enable connectivity, facilitate diagnostics and enhance the efficiency of our clinicians. Facilitating hands-on care to patients where they are, when they need it is a vital part of our offering, because vaccines can’t be provided over the telephone, and bone density screenings can’t be completed via videochat.

Proactive healthcare not only improves patient health outcomes but can also significantly reduce overall cost burdens to the system. Since inception, we estimate that our services have prevented over 85,000 unnecessary emergency department visits. Based on Accountable Care Organization data from the Centers for Medicaid & Medicare Services (“CMS”), this has saved the U.S. healthcare system an estimated $265 million.

We are increasingly working with insurance payers who require care gap closure services for their hard-to-reach patient populations, and we have been assigned over 500,000 patients from seven different payers whose patients need these services. Reports indicate that over 25% of U.S. patients lack a primary care provider (“PCP”), and we intend to enter partnerships with health plans that will enable us to facilitate PCP services for their patients, and then establish value-based reimbursement models that involve graduated risk-sharing arrangements. These payment models are specifically designed to improve patient health outcomes while reducing overall costs, as reimbursement is tied to quality of care and effectively managing total cost of care. We believe that sending clinicians into the home provides us with a more holistic view of a patient’s overall health, enabling us to approach risk-sharing arrangements with a more informed perspective.
Our Segments
DocGo has three reporting segments: Mobile Health Services, Transportation Services and Corporate.
Mobile Health Services

The traditional healthcare model requires patients to interact with many levels of healthcare providers — including receptionists, nurses, lab technicians and physicians — for even the most routine tests, procedures and interventions. We recognized that a number of these services could easily be performed by LPNs, RNs and other clinicians under the guidance of higher licensed practitioners, but in the comfort of a patient’s home or workplace. Our patient-centered approach helps limit the need for individuals to seek routine treatment in more expensive and environmentally exposed, less comfortable settings such as emergency departments and urgent care clinics. In addition to providing greater convenience to patients, our Mobile Health Services help reduce unnecessary burdens on healthcare systems by freeing up their finite, in-person resources to address more urgent and critical patient needs. DocGo’s clinical Mobile Health Services, which we expanded into the home and workplace in 2020, facilitate medical care via a turnkey suite of integrated, technology-enabled solutions. Through DocGo’s Mobile Health Services, we facilitate care for a diverse group of customers, including municipalities, hospitals and health systems, insurers, physician practices, businesses and employers. Additionally, our expanded population health offerings provide holistic health and social services to underserved communities.
Our solutions encompass on-site evaluation, diagnostics, triage and treatment, including the services detailed in the following table:

Mobile Urgent Care

- Diagnosis & testing
- Treatment (patients > 6mos)

Exams

- Annual Wellness Visit / Physicals
- Medical clearance
- School & Sports Physicals

Vaccinations

- All seasonal vaccines
- Full suite of vaccines available based on contract

Monitoring & Care Management

- Remote Patient Monitoring
- Care Management (CCM, PCM)
- Post-discharge Transitional Care Management
- Specialist Referral
- Cardiac Implantable Electrical Device (CIED) Monitoring

Procedures

- Straight catheterization
- Mobile Phlebotomy

Point-of-Care Tests

- COVID-19, RSV, Strep, Flu
- HbA1c
- ECG (12-lead)
- Diabetic Retinal Eye Exam
- Colorectal screening (kits & follow-up)
- Bone Density Ultrasound

Screenings & Coaching

- Vitals (i.e. blood pressure, height & weight)
- Health Risk Assessment
- Pain Assessment
- Medication Reconciliation
- Medication Adherence Consult
- Home Safety Check
- SDOH Screenings, Depression Screenings

We place an emphasis on early intervention, preventive care and chronic disease management. DocGo can address over 30 gaps in care for health plans, especially Medicare Advantage, Managed Medicaid and Marketplace plans focused on quality measures. Our work with health plans on patient engagement and gap closure programs is growing, with programs in several states. As of the date of this Annual Report, we have active programs with Elevance Health, HealthFirst, EmblemHealth, Molina, LA Care and others. These programs allow us to address gaps in care for Medicare and Medicaid populations and help manage multiple chronic diseases. Our priority and strategic focus is to grow and launch new programs and new geographies with our existing health plan partners who collectively cover approximately 63 million lives. Additionally, we plan to facilitate PCP services for these health plan patients, and migrate to a value-based care model with insurance partners that includes graduated risk-sharing arrangements to reward us for improving patient outcomes while reducing the overall cost of care.

Our virtual care management programs monitor patients remotely and intervene before minor issues become major health crises. Our remote monitoring team currently works with approximately 50,000 patients living with chronic conditions.

As patients seek more efficient, more convenient healthcare options, we believe our care-enabling solutions are poised for significant growth by facilitating a combination of in-person and virtual patient care via our mobile health solutions. We deliver a better patient experience, and a level of care previously inaccessible outside of the more traditional healthcare settings.

We partner with leading national health systems, insurance carriers, private organizations and employers, state and local governments and managed care organizations to provide our Mobile Health Services, including NYC Health + Hospitals, the U.S. Department of Veterans Affairs, the Indian Health Service (IHS), Martin Luther King Jr. Memorial Hospital in Los Angeles, CA and the National Health Service (NHS) in the United Kingdom. In recent years, our government contract work has represented a substantial portion of our overall revenue, representing approximately 72%, 73% and 64% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and maintaining and continuing to grow this revenue stream is an important part of our growth strategy. For the fiscal year ended December 31, 2024, we generated approximately 69% of our revenues from the solutions provided by our Mobile Health Services segment.
The success of our care delivery model is reflected in our Net Promoter Score (“NPS”), which is one of the most widely accepted standards of customer experience metrics. Scores are measured from a range of -100 to +100 with scores over 30 commonly viewed as good and over 50 considered excellent. Our Mobile Health Services NPS score for the year ended December 31, 2024 was 87, which is a testament to the value of our services.
Transportation Services

DocGo’s digitally-enabled medical transportation solutions are offered under our Ambulnz brand. We help provide reliable, efficient transfers between clinical settings and access to clinical services, including primary and specialty care and dialysis treatments for chronic care management. Every vehicle in our fleet is equipped with our proprietary technology platform, which is integrated with some of the nation’s largest electronic medical record (“EMR”) systems.
This integration with EMR systems is designed to provide seamless transfer of electronic patient information and discharge data to our healthcare provider customers, which helps improve order speed and accuracy and eliminate a myriad of manual processes. In addition, our ShareLinkTM technology is designed to provide our healthcare partners and patients with real-time vehicle locations and accurate estimated time of arrivals, helping deliver valuable peace of mind. Consequently, our healthcare facility customers are better able to order, track and manage transportation requests and patient movement, employ more effective bed management, and thereby enhance utilization of resources and cost. As of December 31, 2024, we had 596 vehicles in service throughout the United States and another 318 in the United Kingdom. For the fiscal year ended December 31, 2024, we generated approximately 31% of our revenues from our Transportation Services segment.
Corporate

Our Corporate segment primarily represents shared services and personnel that support both the Transportation Services and Mobile Health Services segments. It contains operating expenses such as information technology costs, certain insurance costs, the compensation costs of senior and executive leadership, and software development costs for our proprietary technology platform. None of the Company’s revenues or costs of goods sold are reported within the Corporate segment.

We continue to add to our pool of talent, and in 2024, we hired top leaders to bolster our team, including Yong Kim who joined us from CVS, Jen McLean who joined us from City Harvest, and Eiwe Lingefors – our newly-appointed Chief Information Officer – who joined us from Capsule Pharmacy.

In May 2024, we announced the launch of DocGo’s Medical Advisory Board, which includes top industry specialists from Harvard Medical School, Mount Sinai Hospital, UT Health, and VillageMD. In September 2024, we also announced that healthcare visionary Stephen K. Klasko, MD, MBA – former President of Thomas Jefferson University and CEO of Jefferson Health – has joined as the non-executive Chair of DocGo’s Board of Directors. These industry luminaries will continue to provide invaluable guidance and perspective to help elevate our clinical offerings and turbocharge our growth.
Human Capital Resources
We strive to hire the best talent across our industry, with a focus on inspiring performance. As of December 31, 2024, we had approximately 4,400 employees, including healthcare professionals, field management personnel and corporate support staff, as represented in the table below. Healthcare professionals consist of emergency medical technicians (“EMTs”), paramedics, LPNs, RNs, APPs, clinicians and related support staff; field management personnel includes supervisors and managers; and corporate support staff includes software development, billing, finance, human resources, legal and compliance, sales, marketing and executives.

	Full-time	Part-time	Total
Healthcare Professionals	2,659	979	3,638
Field Management Personnel	345	3	348
Corporate Support Staff	400	21	421
Total	3,404	1,003	4,407
None of our employees are represented by a labor union or subject to any collective bargaining agreement. In addition to the employees above, as of December 31, 2024, the Company engaged the services of approximately 1,495 people, primarily in the healthcare professional area, some through a variety of subcontracted labor agencies and some as independent contractors.
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
Employee Engagement
We routinely monitor employee satisfaction and work to maintain an environment where employees can contribute and thrive. DocGo has been recognized for its excellent workplace culture and employee satisfaction. One measure of this are the hundreds of positive reviews our employees have given DocGo on leading recruitment websites. As of the date of this Annual Report, DocGo’s employee rating on both Indeed and Glassdoor is 4.3 out of 5.0 - ratings that are significantly higher than many of our competitors in the healthcare industry. Additionally, DocGo was named by U.S. News & World Report as one of the 2024-2025 Best Companies to Work For - Northeast. DocGo also earned a Great Place to WorkTM certification for two consecutive years (2022-2023 and 2023-2024), which is based entirely on feedback from employees, and is in the process of seeking recertification in 2025.
Training
We have created a number of programs to foster the professional development of our employees and help attract top-tier talent. Our staff of Training and Education Coordinators runs a robust, in-person orientation program to help train employees and keep them up to date in relevant procedures and protocols. We also offer in-house Basic Life Support, Advanced Cardiovascular Life Support and Pediatric Advanced Life Support training and certification to our clinicians who require such training. We are also a:

•Private Authorized Training Center of the Airway Management Education Center and Public Authorized Training Center of the Airway Management Education Center in the State of Delaware offering The Difficult Airway Course: EMS and other courses;

•Training Center of the American Heart Association offering Advanced Stroke Life Support;

•National Association of Emergency Medical Technicians Training Center offering Advanced Medical Life Support, Prehospital Trauma Life Support and other courses;

•National Safety Council Training Center offering the Defensive Driving Course;

•Licensed Training Provider of the American Red Cross offering the Emergency Medical Responder Course and other courses; and

•Educational Licensee for the Stop The Bleed program.

In addition, we are able to grant EMS continuing education units in New York, New Jersey, Pennsylvania, Colorado, Wisconsin, Tennessee and Texas and through partnerships with Flight Bridge ED via the Commission on Accreditation for Prehospital Continuing Education and the Kentucky Board of Nursing.
We have also implemented a self-paced online training program for Company policy and procedures training, mandated Occupational Safety and Health Administration (“OSHA”) training courses, clinical skills, customer service, HIPAA regulations, safety and compliance and annual documentation training. In addition, our drivers are trained in the Coaching the Emergency Vehicle Operator Ambulance course.
We also use a management system for credential tracking and Continuous Quality Improvement to help ensure that our staff maintains all required credentials relevant to their positions with the Company. Through this system, employees and their supervisors are automatically notified at designated times of recertification deadlines. Course completion, assignments and other compliance requirements are tracked in this system as well. Verification monitoring enables us to confirm that all employees meet current state requirements. This tool verifies Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) exclusions at the state and federal levels and performs sanction screening for licensed personnel and 24/7 monitoring of state licenses.
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
Pursuant to the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021, Merger Sub merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company.
Competition
The U.S. healthcare industry is highly competitive, and we compete with a broad and diverse set of companies spanning both of our business segments. The competitive landscape is highly fragmented for both technology-enabled mobile healthcare solutions and medical transportation services, ranging in each case from small, locally owned and operated providers to large national organizations. While we do not believe that any single competitor offers our vertically integrated suite of Mobile Health Services and Transportation Services, numerous “point solution” companies offer components of mobile health and/or transportation services that compete with our solutions.

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
Success in the medical transportation industry is based primarily on the ability to improve customer service, such as on-time performance and efficient call intake; provide comprehensive clinical care; and recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also critical. Competitors within the industry vary considerably in type and identity by market, with our primary competitors being small, locally owned operators as well as local fire departments and other local government providers. Larger private provider competitors include Modivcare, Falck, Global Medical Response (including its subsidiary American Medical Response, or AMR), Southwest Ambulance, Paramedics Plus and Acadian Ambulance.
Intellectual Property
We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and registered trademarks. We have registered “Ambulnz” and our corporate logo in the United States and the United Kingdom. We have registered the “DocGo” word mark and design in the United States, United Kingdom and EU, as well as the “ShareLink” word mark in the United States. We are also the registered holder of a variety of domain names that include “Ambulnz,” “DocGo” and similar variations.
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
False Claims Act

The civil False Claims Act (the “FCA”) protects the federal government from being overcharged or sold shoddy quality goods and services. It is also a means of policing false bills or false requests for payment to or from the federal healthcare programs such as Medicare and Medicaid. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:
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

Since each item or service billed to Medicare or Medicaid is a “claim,” fines can be significant. The fact that a claim results from a kickback or violates the Physician Self-Referral Law (i.e., the “Stark Law”) also may render it false or fraudulent, creating liability under the civil FCA, the federal Anti-Kickback Statute (“AKS”) or the Stark Law.

No specific intent to defraud is required under the civil FCA. The civil FCA defines “knowing” to include not only actual knowledge but also instances in which a person (including an individual, organization or company) acts in deliberate ignorance or reckless disregard of the truth or falsity of the information. Further, the civil FCA contains a whistleblower provision that allows private citizens (typically current or former business partners, hospital or office staff, patients or competitors) to file a lawsuit on behalf of the United States (called “qui tam” suits) against those who have defrauded the government. Private citizens who successfully bring qui tam actions may receive a portion of the government’s monetary recovery.
In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify the Centers for Medicare and Medicaid Services (“CMS”), the appropriate Medicare Administrative Contractor, or the U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) of any overpayment. A provider must explain how the overpayment occurred and what steps it intends to take to reduce the likelihood of future overpayments and return the overpayment. An overpayment impermissibly retained could subject a party to liability under the FCA, exclusion from government healthcare programs, including Medicare and Medicaid, and penalties under the federal Civil Monetary Penalties Law (“CMPL”) discussed below.
The FCA provides for penalties that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 12, 2024, the U.S. Department of Justice (“DOJ”) issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $13,946 to $27,894 per claim, so long as the underlying conduct occurred after November 2, 2015.
The federal government uses the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to improper coding, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code (i.e., unbundling), billing for care that is not considered medically reasonable and necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage (“MA”) (or Part C) plans. Filing claims or failing to refund amounts collected in violation of the Stark Law can also form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement through “qui tam” whistleblower lawsuits, the federal government can also use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
Federal Fraud and Abuse Laws
The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations and related rules (collectively, “HIPAA”), is primarily known for its focus on the privacy and security of patient protected health information. However, when promulgated, HIPAA also established several criminal penalties for making false or fraudulent claims to any healthcare benefit program, which includes all healthcare payors (i.e., both government healthcare programs and private health insurance companies) (the “Healthcare Fraud” and “False Statements Relating to Healthcare Matters” statutes). The Healthcare Fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device. Additionally, the False Statements Relating to Healthcare Matters statute prohibits knowingly or willfully making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false documentation, known to be materially false, fictitious or fraudulent in connection with the delivery of or payment for healthcare benefits, items or services. A violation of either statute is a felony and may result in fines or imprisonment or lead to exclusion from government sponsored healthcare programs. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the FCA covers in connection with governmental health programs.
In addition, the HHS-OIG can impose administrative sanctions under the CMPL for, among other violations:
•employing or contracting with individuals or entities who are excluded from participating in the federal healthcare programs;

•presenting a claim that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•presenting a claim that the person knows or should know is for an item or service for which payment may not be made;

•violating the AKS;

•violating Medicare assignment provisions;

•violating the Medicare physician agreement;

•providing false or misleading information expected to influence a decision to discharge;

•failing to provide an adequate medical screening examination for patients who present to a hospital emergency department with an emergency medical condition or in labor; and

•making false statements or misrepresentations on applications or contracts to participate in the federal healthcare programs.

Moreover, the CMPL prohibits, among other things, offering or providing remuneration to a Medicare or Medicaid beneficiary that is likely to influence the beneficiary to order or receive items or services payable by federal healthcare programs from a particular provider, practitioner or supplier. “Remuneration” includes the transfers of items or services for free or for other than fair market value. Penalties for violating the CMPL range from $10,000 to $50,000 per violation, adjusted annually for inflation.

For example, providers who routinely waive co-payments, co-insurance or deductible amounts (or any part thereof) can also be liable under the AKS and FCA, either of which can result in additional penalties. While routine waivers of such cost sharing obligations are not allowed, a statutory exception to the AKS permits waivers of co-payments, co-insurance or deductible amounts based on individualized determinations of financial need or following the exhaustion of reasonable collection efforts. The HHS-OIG emphasizes, however, that such waivers should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to waivers of cost sharing amounts for federal healthcare program beneficiaries, the routine waivers of co-payments, co-insurance or deductibles offered to patients may violate the terms of commercial contracts as well as may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
State Fraud and Abuse Laws
Various states in which we operate have also adopted similar fraud and abuse laws as the federal laws and statutes described above. The scope of these laws and the interpretations thereof vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, and not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. HIPAA’s requirements apply to “covered entities” and their independent contractors, agents and other “business associates” that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Certain of our affiliate entities provide healthcare services and, therefore, are considered covered entities under HIPAA. Additionally, other affiliate entities provide services on behalf of our healthcare provider partners, which creates a business associate relationship between the parties.
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
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA-covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the CMPL. In light of recent enforcement activity and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also requires that covered entities and business associates adhere to HHS-adopted national standards establishing electronic transaction standards when transmitting certain healthcare data electronically.

Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our systems or planned operations to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. Additionally, both federal and state laws and rules governing data security and privacy are constantly evolving and may require additional modification to our systems or planned operations to comply with such changes.
In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including, but not limited to, the Federal Trade Commission (“FTC”) Act, which prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.
Anti-Kickback Statute

The AKS makes it a criminal offense to knowingly and willfully offer, pay, solicit or receive any remuneration to induce, or in return for the referral of an individual to a person for the furnishing of, or arranging for the furnishing of, any item or service reimbursable under a federal healthcare program. The statute’s prohibition also extends to remuneration to induce, or in return for, the purchasing, leasing or ordering of, or arranging for or recommending the purchasing, leasing or ordering of, any good, facility, service or item reimbursable by a federal healthcare program. “Remuneration” under the AKS includes the transfer of anything of value, directly or indirectly, overtly or covertly, in cash or in kind. Remuneration can take many forms besides cash, such as free rent, expensive hotel stays and meals and excessive compensation for medical directorships or consultancies. The AKS covers the payers of kickbacks (i.e., those who offer or pay remuneration) as well as the recipients of kickbacks (i.e., those who solicit or receive remuneration). The kickback prohibition applies to all sources of referrals, even patients, and each party's intent is a key element of their liability under the AKS.

The AKS can be violated if “one purpose” of the remuneration is to induce referrals for items or services reimbursable by a federal healthcare program. Moreover, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Violations of the AKS constitute a felony punishable by a maximum inflation-adjusted fine of $124,732 per violation, imprisonment up to 10 years, or both. Administrative sanctions for violating the AKS may include exclusion from participating in Medicare, Medicaid or other federal healthcare programs. Under the CMPL, physicians who pay or accept kickbacks also face penalties of up to $50,000 per kickback plus three times the amount of the kickback at issue. Kickback violations can also lead to FCA liability. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the AKS provided all applicable criteria are met. Compliance with a safe harbor is voluntary. The failure of a financial relationship or conduct to meet all criteria of an applicable safe harbor does not necessarily mean that the particular arrangement or conduct violates the AKS. Rather, if an arrangement or conduct does not satisfy all of the requirements to fit within a particular safe harbor, government regulators engage in a fact-specific, case-by-case inquiry to assess whether an arrangement or conduct violates the AKS or not. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the HHS-OIG or DOJ.

Kickbacks in healthcare are problematic because they may lead to overutilization, increased program costs, corruption of medical decision-making, patient steering and unfair competition. Besides the AKS, the beneficiary inducement statute also imposes civil money penalties on providers who offer remuneration to Medicare and Medicaid beneficiaries to influence them to use their services. The government does not need to prove patient harm or financial loss to the federal healthcare programs to show a violation of the AKS. In fact, a provider can be guilty of violating the AKS even if the provider rendered medically necessary items or services to a Medicare or Medicaid beneficiary.
Federal Stark Law

Section 1877 of the Social Security Act, also known as the Physician Self-Referral Law and commonly referred to as the Stark Law, prohibits a physician from making referrals for “designated health services” payable by Medicare to an entity with which he or she (or an immediate family member) has a financial relationship, unless the requirements of an applicable exception are satisfied. The Stark Law also prohibits an entity from filing claims with Medicare (or billing another individual, entity, or third-party payor) for any improperly referred designated health services. A financial relationship may be an ownership or investment interest in the entity or a compensation arrangement with the entity.
Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. Designated health services are defined to include, among others, clinical laboratory services, physical therapy services, occupational therapy services, radiology and certain other imaging services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services.

The types of financial arrangements between a physician and an entity providing designated health services that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. The Stark Law prohibits the submission, or causing the submission, of claims in violation of the law’s restrictions on referrals. The Stark Law, however, establishes a number of specific exceptions and grants the HHS Secretary the authority to create regulatory exceptions for financial relationships that do not pose a risk of program or patient abuse. The failure to meet an exception may result in significant consequences.
If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions, including denial of payment for claims for services provided in violation of the statute, mandatory refunds of amounts collected for such services, imposition of civil money penalties of up to $29,899 (adjusted annually for inflation) for each violation and three times the dollar value of each such service as well as possible exclusion from participation in the federally funded healthcare programs, including Medicare and Medicaid. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $199,338 for each applicable arrangement or scheme.

CMS’s Voluntary Self-Referral Disclosure Protocol sets forth a process to enable providers of services and suppliers to self-disclose actual or potential violations of the physician self-referral law. Additionally, pursuant to the Affordable Care Act of 2010 (the “Affordable Care Act”), the HHS Secretary has the authority to reduce the amount due and owing for Stark Law violations. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified and quantified. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, and failure to return overpayments in a timely manner can form the basis for liability under the FCA.
U.S. Corporate Practice of Medicine; Fee Splitting

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ or other clinicians’ medical decisions or engaging in some practices such as splitting professional fees with clinicians. Among other assistance, we provide administrative services, billing services, marketing services, information technology services and make our intellectual property available to healthcare providers, physicians or physician-owned professional associations and professional corporations as part of our business. An important aspect of our strategy is to form contractual relationships with different providers pursuant to which we assist them with providing their patients with medical transportation and/or mobile health services and they pay us for those services out of the fees they collect from patients and third-party payors. The contractual relationships we enter into are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Some activities may be considered an element of the practice of medicine in many states, even though they are not directly related to the delivery of healthcare services.

Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found compliant. Additionally, it is possible that the laws and rules governing the practice of medicine and fee splitting in one or more jurisdictions may change, or be interpreted differently, in a manner adverse to our business. While our contractual arrangements state that we cannot control, influence, or otherwise interfere with the practice of medicine, and provide that licensed physicians retain exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, we cannot assure you that our contractual arrangements and activities are free from scrutiny from governmental authorities. In addition, we take steps to confirm the fees for the services we provide are commercially reasonable and fair market value.

State corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Notwithstanding the protections and limitations that are in place, the possibility of a determination that our contractual arrangements create an impermissible delegation of clinical control and/or impermissible fee-splitting by a physician practice to an unlicensed person remains. Such a determination could lead to adverse judicial or administrative action against us and/or the healthcare providers we contract with; civil or criminal penalties; the inability to contract with managed care companies or governmental payors; receipt of cease-and-desist orders from state regulators; loss of licenses; and the need to make changes to the terms of engagement with the providers that we contract with, which could substantially interfere with our business.
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
DocGo’s future financial performance and success is dependent in large part upon its ability to implement its business strategy successfully. DocGo’s business strategy includes several initiatives, including:
•developing new contractual relationships with insurance carriers and other healthcare industry payors, hospital systems, healthcare providers, municipalities and other strategic partners;
•expanding its business with existing partners;
•capitalizing on organic growth opportunities such as growing complementary and integrated service offerings, particularly with respect to its mobile health solutions, including its care gap closure programs;
•pursuing selective acquisitions to expand its geographic presence and accelerate growth of its service offerings; and
•enhancing operational efficiencies and productivity.
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
Implementation of DocGo’s business strategy could also be negatively impacted by a number of factors beyond its control, including increased competition; government regulation; general macroeconomic conditions, including an inflationary environment; rising interest rates and recessionary fears; the geopolitical environment, including the war in Ukraine, conflict in the Middle East and surrounding areas and rising tensions in the Taiwan Strait; pandemics or endemics; and increased operating costs, including costs of labor or other expenses. In particular, DocGo’s future success is contingent on its ability to both penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, including DocGo’s ability to maintain its current operating licenses and obtain necessary licenses in new markets, establish and grow new customer relationships and attract and retain skilled personnel. Expanding service offerings such as DocGo’s mobile health solutions also carries unique risks, including lack of market acceptance or the potential inability to realize an appropriate return, if any, on the capital invested. Government regulations in both DocGo’s domestic and international markets could also delay or prevent expansion or the introduction of new service offerings or require changes to some of DocGo’s current service offerings, which could negatively impact the success of DocGo’s strategies and financial results. In addition, to the extent DocGo has misjudged the nature or extent of industry trends or its competition, it may have difficulty in identifying new provider partners, achieving any geographic expansion, introducing new service offerings or achieving DocGo’s other strategic objectives. As such, due to these and other known and unknown risks, DocGo cannot assure you that its business strategy will be successful, and any failure to effectively implement its business strategy and otherwise grow the business could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
A significant portion of DocGo’s historical growth has occurred through acquisitions, such as its acquisition of Government Medical Services, LLC, Ryan Brothers Ambulance Fort Atkinson, LLC, Exceptional Medical Transportation, LLC and Community Ambulance Service Ltd in 2022 and Cardiac RMS, LLC in 2023, and DocGo may continue to grow through acquisitions in the future. DocGo’s growth strategy is primarily focused on geographic and services expansion, and acquisitions may help DocGo obtain the infrastructure, licenses or other resources necessary to enter new markets and provide new services in the future. DocGo evaluates, and expects to continue to evaluate, a variety of possible acquisition opportunities as they arise.
DocGo cannot predict the timing of any potential acquisitions, and there can be no assurances that DocGo will identify suitable acquisition opportunities in the geographies into which it expects to grow or, if it does, that any transaction can be consummated on terms acceptable to it, if at all. DocGo also competes for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than DocGo. A significant change in DocGo’s business; macroeconomic factors, including inflationary pressures, rising interest rates and recessionary fears; unexpected decreases in cash flows; tightening of the capital markets; or any restrictions imposed by DocGo’s debt obligations may limit its ability to obtain the necessary capital for acquisitions or otherwise impede its ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger regulatory review by governmental agencies, including the U.S. Department of Justice and the U.S. Federal Trade Commission, under their respective regulatory authority. Any delay, prohibition or modification required by regulatory authorities for competitive purposes or otherwise could adversely affect the terms of a proposed acquisition or could require DocGo to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms, or at all, could adversely affect DocGo’s business, financial condition and results of operations.
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
•confirming that such controls and procedures are in compliance with DocGo’s requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act’);
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
DocGo has entered in the past, and may enter in the future, joint ventures and other contractual relationships with healthcare provider partners and other strategic partners that may be novel and subject to certain commercial and other risks, and DocGo cannot guarantee that such partnerships will be operationally or financially successful.

DocGo has entered in the past, and may enter in the future, joint ventures and other contractual relationships with healthcare provider partners and other strategic partners to expand into new markets and further penetrate existing markets. The structure of such arrangements may be novel in DocGo’s industry and subject to commercial and other risks and uncertainties that are different from those underlying DocGo’s other revenue streams, and DocGo cannot guarantee that such partnerships will be operationally or financially successful.

For example, strategic partners may have business or economic interests that are inconsistent with those of DocGo and may take actions contrary to DocGo’s interests or disagree with decisions that DocGo believes are appropriate. Certain structures can also lead to disputes with partners, which could require DocGo’s management to commit additional time and resources to resolve any disagreements or, in some instances, may lead to arbitration or litigation. If a contractual relationship carries termination rights, a partner may choose to exit the relationship prematurely and, in certain arrangements, the partner may have the option to sell its interest in the venture to DocGo or acquire DocGo’s stake, even if the venture is beneficial to DocGo and in DocGo’s interest to continue the venture. If one of DocGo’s partnerships or any of its strategic partners is subject to a regulatory investigation or legal dispute or is otherwise the subject of any negative publicity, DocGo may be associated with the matter and be similarly harmed, regardless of whether the specific partnership or DocGo itself had any connection to the underlying matters. In addition, DocGo may, in certain circumstances, be liable for the actions of its partners. Contractual relationships such as these can also raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual relationships between a party that makes referrals and a party that receives referrals for a specific type of service may violate the AKS if not appropriately structured.

Any of the foregoing risks or other risks related to DocGo’s strategic partners and other relationships could have a material adverse effect on DocGo’s business, financial condition and results of operations.

Risks Related to DocGo’s Business and Industry
The high level of competition in DocGo’s industry could adversely affect its business.
The medical transportation industry is highly competitive. In its Transportation Services segment, DocGo competes with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers and other regional and local private companies. The industry also includes several large national and regional providers such as Falck, Global Medical Response (including its subsidiary American Medical Response, or AMR), SeniorCare EMS, Priority Ambulance, PatientCare EMS Solutions and Acadian Ambulance. Key competitive factors in the medical transportation services industry include the ability to improve customer service, such as on-time performance and efficient call intake; to provide comprehensive clinical care; and to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel. Pricing, billing and reimbursement expertise are also very important.
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

A significant portion of DocGo’s revenue growth has historically resulted from increases in the business and related fees it collects under existing contracts and the addition of new contracts. DocGo’s contracts with healthcare providers and other customers generally have terms of one to three years (in some cases automatically renewing), and some of its contracts are terminable by either of the parties upon notice of as little as 30 days. If DocGo is unable to address a customer’s needs in a timely fashion, or a customer is not satisfied with the quality of work performed by DocGo, such customer may decide not to renew its contract or seek to terminate their relationship with DocGo. Even if DocGo has an existing contract with a healthcare provider, the contract does not create any exclusive relationship, and even if DocGo is given preferred status, the customer often still conducts business with one or more of DocGo’s competitors. For example, execution under DocGo’s medical transportation services contracts requires that an ambulance or other necessary fleet vehicle be available and within a certain proximity at the time of need and, if one is not available, the customer can and will seek alternative options. Furthermore, certain of DocGo’s contracts will expire during each fiscal period, and DocGo may be required to seek renewal of these contracts through a formal bidding process, or, in some cases, either DocGo or the customer may decline to seek renewal. For example, in the second quarter of 2023, the Company began providing services to the migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began winding down in May 2024. The wind-down of all services under such contract accelerated during the third quarter of 2024 and was completed in the fourth quarter of 2024. As a result, Mobile Health Services revenues were significantly lower in the fourth quarter of 2024 than in any of the first three quarters of the year. Even if DocGo is successful in renewing a contract, the contract may contain terms that are not as favorable to DocGo as its current contracts. There can be no assurances that DocGo will successfully retain its existing contracts and any loss of contracts or reduction in services provided thereunder or under any renewal could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s reliance on government contracts could adversely affect its business.
In recent years, DocGo’s government contract work has represented a substantial portion of its overall revenue, representing approximately 72%, 73% and 64% of DocGo’s revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and maintaining and continuing to grow this revenues stream is an important part of DocGo’s growth strategy. However, government contract work is subject to significant risks and uncertainties. For example, only eligible parties can bid on and service most government contracts, which requires DocGo to comply with various statutes, rules, regulations and other governmental policies, including those related to wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing. If DocGo fails to comply with any of these requirements, it may be suspended or barred from government work or subject to various administrative sanctions and civil and criminal penalties and fines. Government contract work subjects DocGo to government audits, investigations and proceedings, which could also lead to DocGo being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs DocGo believes are reimbursable or to the ultimate amount DocGo may be paid under the agreement. Responding to audits can be costly, time-consuming and a significant distraction to management as well.
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
Additionally, governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated with little or no notice. Given the currently uncertain general economic outlook, whereby a recession could lead to a reduction in a government’s tax revenues, as well as recent changes in the U.S. administration, including administrative priorities, and potential changes in the controlling political party in these municipalities, who might be less favorably inclined toward government spending on healthcare and other social services, particularly as these services are provided to recent migrants, the long-term outlook for funding for certain government programs is uncertain. As a result, contracts with government agencies may only be partially funded or may be terminated, and DocGo may not realize all of the potential revenue from those contracts. Government contracts typically can be paused or canceled entirely at any time, in whole or in part, at the government’s convenience or the government can default with little or no prior notice. Under these circumstances, the contractor typically receives payment only for the lesser of the work completed or the amount authorized under the contract, but not the anticipated revenue and profit that could have been earned had the contract been completed. A temporary stoppage or delay or the complete cancellation of a project can create inefficiencies, such as leaving portions of DocGo’s fleet idle for a significant period of time, cause DocGo to lose some or all of its investment in the project or result in financial and other damages that DocGo may not be able to recover from the government. The timing of project awards, including expansions of existing projects, is also unpredictable and can involve complex and lengthy negotiations and competitive bidding processes.
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
A significant portion of DocGo’s revenues and income growth in 2024 was derived from a from a limited number of customers. For the year ended December 31, 2024, one customer accounted for approximately 38% of total revenues, while another customer accounted for approximately 28% of total revenues. DocGo’s largest customer in 2024 was a public benefit corporation, operating and provisioning services on behalf of a variety of municipal agencies. DocGo’s services for this customer are provided under several different contracts, spanning a variety of projects. These contracts are not guaranteed and are terminable at will by the customer, in some cases in as little as 15 days’ notice. However, termination of any one of those particular contracts does not necessarily indicate a greater likelihood of termination of any of the customer’s other contracts, as these contracts are awarded on a per project basis, with each project running independently of the others. DocGo’s second largest customer in 2024 was a municipal agency, and DocGo ceased providing services to such agency in the fourth quarter of 2024, resulting in significantly lower Mobile Health Services revenues in the fourth quarter of 2024 compared to any of the first three quarters of 2024. DocGo cannot assure you that its largest customer or other large customers will continue to do business with DocGo on terms or at rates currently in effect, if at all, or will not elect to do business with DocGo’s competitors or otherwise perform their own services themselves. The loss of one of DocGo’s other top customers, if not offset by revenues from new or other existing customers, could adversely affect DocGo’s business, financial condition and results of operations.
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
If certain of DocGo’s suppliers do not meet its needs or if there are material price increases on supplies, it could negatively impact DocGo’s ability to effectively provide its services, which could have a material adverse effect on DocGo’s business, financial condition and results of operations.

In order to effectively provide its services, DocGo’s suppliers must provide it with sufficient vehicles and medical and other supplies at acceptable costs and on a timely basis. Such vehicles and supplies must also comply with regulatory requirements and quality control standards and meet agreed upon specifications.

DocGo’s suppliers may encounter problems that limit their ability to meet DocGo’s needs, including, among other things, production schedule or supply chain issues, labor shortages, financial difficulties, damage to manufacturing equipment or facilities, and disputes with DocGo or other parties. An increase in the volume of services that DocGo provides, whether projected or unexpected, could also impact suppliers’ ability to meet DocGo’s needs.

In addition, geopolitical events, inflation, increased tariffs, trade disputes and other factors affecting the macroeconomic environment could negatively impact the price and availability of vehicles and supplies that DocGo purchases from its suppliers.

Although DocGo believes that the vehicles and supplies that its operations require are available from alternative sources, if any of DocGo’s current suppliers do not meet its needs, and DocGo is unable to find adequate alternative sources, or if DocGo experiences material price increases from these suppliers that it is unable to mitigate, it could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s participation in partnerships based value-based reimbursement models may have a material adverse effect on its business, financial condition and results of operations.

As part of its business strategy, DocGo intends to enter into partnerships with health plans based on value-based reimbursement models that involve risk-sharing. These payment models are specifically designed to improve patient health outcomes while reducing overall costs, as reimbursement is tied to quality of care and effectively managing total cost of care. However, there can be no assurance that such models will be profitable to DocGo. Under these arrangements, DocGo may agree to assume partial or full risk for monthly deficits in funds established to provide care to patients in exchange for receiving the benefit of any surpluses. If DocGo is unable to accurately predict, price for and manage costs, such partnerships may not be profitable, and DocGo’s results of operations could be materially and adversely affected.

In addition, DocGo intends to enter these partnerships as pilot programs, and there is no assurance that they will continue or be renewed or expanded. Further, many states do not have a well-developed body of law or regulatory guidance for these models. As a result, new and existing laws, regulations or regulatory guidance could subject DocGo to the risk of restructuring or terminating these partnerships, as well as regulatory enforcement, penalties and sanctions if state or federal government enforcement agencies disagree with DocGo’s interpretation of applicable laws. These and other risks related to DocGo’s participation in partnerships based on value-based reimbursement models may have a material adverse effect on its business, financial condition and results of operations.
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
For example, should there be a health crisis among DocGo’s employees in one or more of its markets, DocGo may need to significantly reduce or cease operations in that market. DocGo’s cost structure may also be adversely impacted by a health crisis. A number of DocGo’s suppliers were negatively impacted by the COVID-19 pandemic, and there were significant disruptions in its supply chains, particularly with respect to the personal protective equipment (“PPE”) that DocGo’s healthcare professionals require to do their jobs. Shortages in the availability of PPE have limited, and in the future may limit, DocGo’s ability to meet demand and provide its services to customers in a timely manner. Limitations on the availability or increases in the price of PPE have had, and could in the future continue to have, an adverse effect on DocGo’s business and results of operations.
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
DocGo has a limited operating history. As such, there is limited information on which to base an evaluation of its business and prospects. DocGo’s operations are subject to all of the risks inherent in the establishment of a business, including adding management personnel, managing general expenditures and managing the timing of payments to vendors and cash receipts from customers, and its success may be limited by unexpected expenses, difficulties, inefficiencies, complications and delays, including the need for additional financing, challenges with the successful commercialization of its services and its geographic expansion, market and customer acceptance of its services and technologies, unexpected issues with federal or state regulatory authorities, competition from larger operations, uncertain intellectual property protection, fluctuations in expenses and dependence on corporate partners and collaborators. Any failure to successfully address these and other risks and uncertainties commonly associated with early-stage companies could seriously harm DocGo’s business and prospects, and it may not succeed given the challenges it faces in the markets in which it operates or may choose to expand into in the future. Additionally, DocGo’s strategy of providing healthcare transportation services with significant reliance on a mobile platform is novel, the mobile health and telehealth industry is nascent and still evolving, and there are no well-established companies offering the “last-mile” mobile health solutions that DocGo offers, all of which carry their own unique risks, including market and consumer acceptance and adoption. Any evaluation of DocGo’s business and its prospects must be considered in light of these factors and the other risks and uncertainties frequently encountered by companies in this early stage of development. No assurance can be given that DocGo will be able to successfully navigate these issues or implement any of its growth strategies in a timely or effective manner, which could negatively impact DocGo’s business, financial condition and results of operations.

Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts and migrant-related projects. The Company estimates that COVID testing related revenue for 2021 was approximately $110 million and $75 million in 2022. However, as the COVID-19 pandemic has reached endemic levels and the public health emergency declaration has ended, demand for COVID-related products has subsided, DocGo’s COVID testing-related revenues have declined, and in 2023 such revenues represented an insignificant proportion of the Company’s overall revenues. In the second quarter of 2023, DocGo also began providing services to the recently arrived migrant population in New York City and upstate New York. These projects expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of the contract was extended through December 2024, other services began winding down in May 2024. The wind down of all services under such contract accelerated during the third quarter of 2024 and was completed in the fourth quarter of 2024, resulting in significantly lower Mobile Health Services revenues in the fourth quarter of 2024 compared to any of the first three quarters of 2024. While the exact timing of the wind-down of the remaining services under other contracts is still unknown, the wind-down of services is underway and the Company expects that the revenues from these migrant-related projects will be significantly lower in 2025 than they were in 2024 and in the second half of 2023. DocGo’s future growth will be driven by its ability to execute and generate revenue from other initiatives. DocGo’s ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to predict revenue and expense levels and plan for and model future growth.
DocGo has a history of losses, expects its operating expenses to increase significantly in the foreseeable future and may not achieve or sustain profitability.
Prior to the Business Combination, Ambulnz recorded a net loss each fiscal year from its inception in 2015 to 2021, including a net loss of $14.8 million for the fiscal year ended December 31, 2020. As of December 31, 2024, DocGo had an accumulated deficit of approximately $1.4 million. While DocGo has historically been able to generate revenues and believes its business strategy provides for predictable revenue streams in future periods, its revenues may not increase in future periods, and it may resume incurring net losses for some time as it continues to grow. Even if DocGo generates net income in a given year, there remains the likelihood that it could incur net losses in any given quarter, given the fluctuating nature of revenues and expenses, particularly given the significant costs that are incurred during the beginning stages of new projects, coupled with marketing and personnel costs incurred for developing potential new business lines. It is difficult for DocGo to predict its future results of operations, and it expects its operating expenses to increase significantly over the next several years as it continues to expand its operations and infrastructure, acquire additional vehicles, hire additional personnel, make and integrate future acquisitions and invest in technology and research and development. If DocGo fails to increase its revenue to offset the increases in its operating expenses or fails to control operating expenses such as costs for labor, medical and other supplies, fuel, and insurance, DocGo may not achieve or sustain profitability in the future.

If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.
Since DocGo’s inception, it has experienced rapid growth in the United States and more recently, internationally in the United Kingdom, and it expects to continue to grow in the future. For example, prior to the Business Combination, the revenues of Ambulnz were approximately $30.9 million for the year ended December 31, 2017, and the revenues of DocGo were approximately $616.6 million for the year ended December 31, 2024. In addition, DocGo’s employee base has grown to over 4,400 employees (exclusive of independent contractors and agency employees) as of December 31, 2024. This growth has placed, and may continue to place, significant strain on DocGo’s management, its operational and financial infrastructure and its controls and procedures, which may not be adequate to support this growth or sustain further expansion in the future.
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
In addition, DocGo’s ability to deliver its Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. DocGo’s services are designed to operate without interruption in accordance with DocGo’s service level commitments. However, DocGo has experienced, and may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of DocGo’s systems, DocGo may experience an extended period of system unavailability, which could negatively impact DocGo’s relationship with clients and customers. To operate without interruption, both DocGo and its service providers must guard against:
•damage from fire, power loss, natural disasters, severe weather events and other force majeure events outside DocGo’s control;
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
DocGo’s ability to rely on these services of third-party vendors, including AWS, could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents and similar disruptive problems, fire, flood and natural disasters or severe weather events. Any such failure or event could adversely affect DocGo’s relationships with its clients and damage its reputation. This could materially and adversely impact DocGo’s business, financial condition and operating results.
DocGo’s proprietary software may not operate properly, which could damage DocGo’s reputation, give rise to claims against DocGo or divert application of DocGo’s resources from other purposes, any of which could harm DocGo’s business, financial condition and results of operations.
DocGo’s suite of proprietary applications provides patients and healthcare workers the ability to, among other things, register for DocGo’s services; complete, view and edit medical history; request a home health visit or medical transportation; and facilitate a requested service. DocGo’s computer-aided dispatch system is also used to route, dispatch and report on home health and medical transportation services. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. DocGo encounters technical obstacles from time to time, and it is possible that DocGo may discover additional problems that prevent its proprietary applications from operating properly or in accordance with its contractual obligations to its customers. Additionally, DocGo’s software relies on services provided by third parties that could experience unforeseen downtime from time to time. If DocGo’s solutions do not function reliably or fail to achieve consumer or client expectations in terms of performance, consumers may choose to stop or reduce their use of our platform or clients could assert claims against DocGo or attempt to cancel their contracts with DocGo. This could damage DocGo’s reputation, lead to a loss of revenues and impair its ability to attract or maintain clients.
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
DocGo continued to invest in and implement upgraded information systems and processes in 2024. While DocGo expects these investments to provide incremental advantages, DocGo cannot assure you that all enhancements will be completed in a timely manner and DocGo’s budget or that such enhancements will be sufficient to meet the expectations of DocGo’s current and prospective customers.
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
DocGo is highly dependent on information technology networks and systems, including on-site systems, managed data center systems and cloud-based computing center systems, to securely process, transmit and store sensitive data and information, such as PHI and other types of personal data or PII relating to its employees, customers, patients and other confidential or proprietary business information. Computer malware, viruses, spamming and phishing attacks and attempts to gain unauthorized access have become more prevalent, have occurred on DocGo’s systems in the past and may occur on DocGo’s systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors or intentional acts by DocGo’s employees or third-party service providers, breaches in the security of these systems or platforms or other cybersecurity incidents. These and other issues can create system disruptions, shutdowns or unauthorized access to, or disclosure, exfiltration, manipulation, corruption, loss or modifications of, such sensitive data or information, including PHI or PII. For example, during 2024 DocGo identified and publicly disclosed a cybersecurity incident involving a threat actor. While DocGo’s systems and procedures repelled the threat actor and prevented a material incident, a limited number of healthcare records, including certain protected health information, of the Company’s U.S.-based ambulance transportation business were accessed and acquired by the threat actor. DocGo also utilizes third-party service providers for important aspects of the collection, storage, processing and transmission of this sensitive information and therefore is dependent on these third parties to similarly manage cybersecurity risks.
Because of the sensitivity of PHI, other PII and other sensitive information that DocGo and its service providers collect, store, transmit, and otherwise process, the security of DocGo’s technology platform and other aspects of its services, including those provided or facilitated by DocGo’s third-party service providers, are important to DocGo’s operations and business strategy. DocGo takes certain administrative, physical and technological safeguards to address these risks, such as requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such information. DocGo attained ISO 27001 certification for its subsidiary Dara Technologies, LLC (“Dara”) in November 2021 and the entire Company’s systems were certified as Service Organization Controls (“SOC”) 2 Type I compliant in October 2024. DocGo is also in the process of preparing for a SOC 2 Type II audit. Measures taken to protect DocGo’s systems, those of its contractors or third-party service providers, or the PHI, other PII, or other sensitive information DocGo or its contractors or third-party service providers process or maintain, may not adequately protect DocGo from the risks associated with the collection, storage, processing and transmission of such sensitive information. Additionally, updates or upgrades to systems, including those currently underway with respect to SOC 2 Type II compliance, are time-consuming and costly, may not be effective in preventing data breaches or operate as designed and could create new inefficiencies or vulnerabilities. DocGo may also be required to expend significant capital and other resources to address problems caused by security breaches or other cybersecurity incidents. Despite DocGo’s implementation of security measures, cyberattacks are becoming more sophisticated and frequent. As a result, DocGo or its third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures. If DocGo is unable to earn and/or maintain necessary certifications, including ISO 27001 certification for Dara and SOC 2 compliance for the entire Company, it could result in reputational harm and customer churn and adversely affect DocGo’s ability to provide its services. As a result, DocGo’s revenue may decline and its business, financial condition and results of operations may be adversely affected.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI, other PII or other sensitive information that DocGo or its contractors or third-party service providers maintain or otherwise process, such as the cyber incident referenced above, could harm DocGo’s reputation; compel it to comply with breach notification laws; cause it to incur significant costs for remediation, fines, penalties, notification to individuals or measures intended to repair or replace systems or technology and to prevent future occurrences; cause potential increases in insurance premiums; and require DocGo to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If DocGo is unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that DocGo has been unable to do so, its operations or the functionality of its technology could be disrupted; it may be unable to provide access to its systems; it could lose customers; it could see negative repercussions to its reputation, adverse impacts on customers, loss of customer and investor confidence, and financial loss; and it could be subject to governmental investigations or other actions, regulatory or contractual penalties, and other claims and liabilities. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harms. Further, disclosure or media reports of actual or perceived security vulnerabilities to DocGo’s systems or those of its third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions, oversight, and scrutiny.
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

As of the date of this filing, we do not believe that DocGo has been materially impacted by any security breaches to its technology platform, including its on-site systems, managed data center systems and cloud-based computing center systems. However, there can be no assurance that we, or our third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition.

The use of artificial intelligence (“AI”) in DocGo’s operations poses inherent risks and could adversely affect DocGo’s business.

DocGo currently uses certain third-party AI enhancements in its platform, and DocGo is also exploring the possibility of incorporating additional AI systems in its operations in the future with the intent to enhance efficiency and effectiveness. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss or erroneous decision-making, impacting DocGo’s operations, financial condition and reputation. Using and investing in AI while the technology is still developing also exposes DocGo to additional risks. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance or legal challenges may impose operational costs and may limit DocGo’s ability to develop, deploy or use AI technologies. Furthermore, the deployment of AI systems could expose DocGo to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. DocGo also faces competitive risks if it fails to adopt AI or other machine-learning technologies in a timely manner.
Risks Related to DocGo’s Operations
DocGo’s success depends on its key management personnel.
DocGo’s success depends to a significant degree upon the contributions of certain key management personnel. The loss of any of DocGo’s key personnel could affect its ability to run its business effectively. DocGo’s success will depend on its ability to retain its current management and to develop, attract and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and DocGo cannot assure you that it can retain its key personnel or that its succession planning will prove effective. The loss of a member of senior management requires the remaining executive officers and the Board of Directors of DocGo (the “Board”) to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in DocGo’s key personnel positions, including executive positions, on a timely basis or successfully manage leadership transitions could adversely affect its ability to implement its business strategy, which would negatively impact its results of operations.
DocGo’s labor costs are significant and any inability to control those costs could adversely affect its business.
Labor expenses (which includes both directly employed personnel as well as subcontracted labor) are DocGo’s largest cost, representing approximately 68%, 73% and 69% of its 2024, 2023 and 2022 revenues, respectively. DocGo competes with other healthcare providers in a highly competitive labor market to attract healthcare professionals, including EMTs, paramedics and nurses, to support its operations. In some markets in which DocGo operates, the lack of availability of clinical personnel has become a significant operating issue that all healthcare providers face. This labor shortage has required, and could continue in the future to require, DocGo to increase wages and benefits to recruit and retain qualified personnel or to identify and contract with more expensive temporary personnel. DocGo also depends on the available labor pool of technology-skilled workers in certain of the markets in which it operates.
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
DocGo’s capital expenditure requirements primarily relate to maintaining, growing and upgrading its vehicle fleet and medical equipment to serve its customers and remain competitive. The aging of DocGo’s ambulance fleet requires

DocGo to make regular capital expenditures, including to lease newer replacement ambulances to maintain its current level of service. DocGo’s net capital expenditures totaled $3.6 million, $6.8 million and $3.2 million in the years ended December 31, 2024, 2023 and 2022, respectively, representing acquisitions of property and equipment, less the proceeds from disposals of property and equipment. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require DocGo to invest significant capital in additional equipment or capacity in order to remain competitive. DocGo may also commit significant capital to acquiring new infrastructure to expand into new geographies. If DocGo is unable to fund any such investment, due to macroeconomic factors such as rising inflation, lack of access to the capital markets, rising interest rates or otherwise, or otherwise fails to invest in new ambulances, medical equipment or other infrastructure, its business, financial condition or results of operations could be materially and adversely affected.
DocGo’s international operations in the United Kingdom subject it to additional risks that could adversely affect its business.
DocGo currently provides healthcare transportation services, onsite medical services and event medical services in the United Kingdom and may further expand its operations and services internationally. In addition to the risks discussed elsewhere herein that are common to DocGo’s operations more generally, DocGo faces additional risks specific to its U.K. operations, including but not limited to:
•geopolitical, social, macroeconomic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, such as the war in Ukraine, conflict in the Middle East and rising tensions in the Taiwan Strait; pandemics and endemics; and the inflationary environment, the interest rate environment, and recessionary fears;
•difficulties and increased costs in developing, staffing and simultaneously managing foreign operations, including as a result of distance, cultural differences and labor shortages and expenses;
•restrictions and limitations on the transfer or repatriation of funds;
•fluctuations in currency exchange rates;
•costs and challenges associated with complying with varying legal and regulatory environments in the United Kingdom, including privacy laws such as the U.K. General Data Protection Regulation and tax laws;
•laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
•potential for privatization and other confiscatory actions; and
•other dynamics in the United Kingdom, any of which could result in substantial additional legal or compliance costs, liabilities or obligations for DocGo or could require it to significantly modify its current business practices or even exit the market.
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
DocGo and its customers depend on the ability of its business to run smoothly, including the ability of its fleet of ambulances, which are often needed in times of emergency, to transport patients. Any material disruption caused by natural disasters or severe weather events, including, fires, floods, hurricanes, volcanoes and earthquakes and other catastrophic events (in each case, including due to climate change or otherwise and/or that may increase due to climate change); power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents; and other actions by third parties and other similar disruptions could cause DocGo to lose critical data and services and otherwise adversely affect the ability of DocGo or its customers or suppliers to conduct business. Even with disaster recovery arrangements, DocGo’s services could be interrupted and DocGo’s insurance coverage may not compensate it for losses that may occur in the wake of such events. If any disruption results in the destruction of some or all of DocGo’s fleet, causes significant disruption to DocGo’s business or the businesses of its customers or suppliers, contributes to a general decrease in local, regional or global macroeconomic activity or otherwise impairs DocGo’s ability to meet customer demands, or if DocGo is not able to develop or execute on an adequate recovery plan in such circumstances, DocGo’s business, financial condition and results of operations could be materially adversely affected.

We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impact of our business, which have the potential to disrupt our business or otherwise adversely impact our business, financial conditions or results of operations.

We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For example, various regulators have adopted or are considering adopting requirements to provide significantly expanded climate-related disclosures. While certain of these requirements have been challenged in litigation or reversed, or may be reversed in the future, if enforced we anticipate we will be required to incur additional costs related to compliance and impose increased oversight obligations on our management and Board. There is also a rapidly evolving awareness and focus from stakeholders with respect to environmental practices. Global and domestic policy developments or the failure to adequately meet evolving market expectations related to climate change have the potential to disrupt our business and the business of our customers and/or suppliers, or otherwise adversely impact our business, financial condition or results of operations.
Rising inflation may negatively impact DocGo’s business and financial results.

The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. However, the inflation rate declined throughout most of 2024, and the inflation rate declined to 2.9% for the full year 2024 from 4.1% in 2023 and 8.0% in 2022. The increased inflation rate witnessed between 2021 and 2024 has had an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in 2024, lowering its benchmark rate (the “federal funds rate”) to the current level of 4.25-4.50% as of the date of this Annual Report. Looking into 2025, DocGo anticipates that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan. Efforts by the U.S. Federal Reserve to combat inflation by raising the federal funds rate could also impact DocGo’s financing costs for borrowings bearing interest at rates based on SOFR. As a result, DocGo’s business, operating results and cash flows may be adversely affected. Given that the Company currently has $30,000,000 outstanding under its line of credit, which is subject to SOFR-based interest rates, any change in SOFR of one percentage point (100 basis points) would result in a change of $300,000 in interest expense. While the Company does not hedge its interest rate risk, the prevailing interest rate is a primary factor in determining the level of debt the Company carries at any given time, and it is anticipated that if interest rates were to rise materially, that the Company would reduce the amounts that were outstanding under its line of credit.
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
As of December 31, 2024, 2023 and 2022, DocGo had aggregate federal net operating loss carryforwards of approximately $0, $0 and $35.3 million, respectively. As of December 31, 2024, 2023 and 2022, the Company had state net operating loss carryforwards of approximately $36.9 million, $36.4 million and $2.6 million, respectively. As of December 31, 2024, 2023 and 2022, DocGo had approximately $24.3 million, $10.7 million and $1.5 million, respectively, of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017 (including by Ambulnz prior to the Business Combination) of approximately $35.3 million was fully utilized as of December 31, 2023. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2040. DocGo’s unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. DocGo may be unable to use these losses to offset income before such unused losses expire. However, U.S. federal net operating losses generated in 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset 80% of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act of 2017. In addition, if DocGo undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period), DocGo’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. Although the Business Combination did not constitute such an ownership change, DocGo may experience ownership changes in the future as a result of changes in its stock ownership, some of which may not be within DocGo’s control, which could materially reduce or eliminate DocGo’s ability to use these losses or tax attributes to offset future taxable income or tax and have an adverse effect on its business, financial condition and results of operations.
Changes in tax laws or unanticipated tax liabilities could adversely affect DocGo’s effective income tax rate and profitability.
DocGo is subject to income taxes in the United States (federal and state) and various foreign jurisdictions. DocGo’s effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world. If increases to the U.S. corporate income tax rate or similar proposals are enacted into law, they could have a negative impact on DocGo’s effective tax rate. DocGo cannot predict the likelihood, timing or substance of U.S. tax proposals and will continue to monitor the progress of such proposals, as well as other global tax reform initiatives.
DocGo continues to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the foreign jurisdictions in which it operates. In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. If other proposals, such as an increase of the income tax rate on domestic and/or foreign income, are enacted into legislation, they could materially impact DocGo’s tax provision, cash tax liability and effective tax rate.
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
As a public company, DocGo has significant requirements for enhanced financial reporting and internal controls, including the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. DocGo has made, and will continue to make, changes to its internal controls and procedures for financial reporting and accounting systems to meet its reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires DocGo to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. The measures DocGo takes may not be sufficient to satisfy its obligations as a public company, and if DocGo is unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause DocGo to fail to meet its reporting obligations on a timely basis, result in material misstatements in its Consolidated Financial Statements and harm its results of operations. DocGo’s independent registered public accounting firm is required to formally attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 and may issue a report that is adverse in the event that it is not satisfied with the level at which DocGo’s controls are documented, designed or operating, or it may not issue an unqualified report.
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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which DocGo provides and bills for its services and collects reimbursement from governmental programs and private payors, its relationship with its providers, vendors and clients, its marketing activities and other aspects of its operations. Of particular importance are:

•the FCA that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. FCA liability can arise in other situations, such as when someone knowingly uses a false record material to a false claim or improperly avoids an obligation to pay the government. Conspiring to commit any of these acts also is a violation of the FCA. In addition to allowing the United States to pursue perpetrators of fraud on its own, the FCA allows private citizens to file suits on behalf of the government (called “qui tam” or “whistleblower” suits) against those who have defrauded the government;

•the federal CMPL, which prohibits, among other things, presenting fraudulent medical claims for reimbursement to federal healthcare programs; violating the AKS by paying to induce referrals, or getting paid for referrals of medical procedures covered by the federal healthcare programs; and offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to timely disclose or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for items and services unless the items and services are medically reasonable and necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•the criminal healthcare fraud provisions of HIPAA that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, as well as knowingly or willfully making any materially false, fictitious, or fraudulent statement or representation or making or using any materially false document, known to be materially false, fictitious, or fraudulent in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide professional healthcare services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws;

•the AKS that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, directly or indirectly, overtly or covertly, in cash or in kind, and could include compensation, discounts or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA;
•similar state law provisions pertaining to false claims, self-referral and anti-kickback issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers or services paid out-of-pocket by patients;
•the federal physician self-referral law under Section 1877 of the Social Security Act, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions applies, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA noted below;
•state laws that prohibit general business corporations, such as DocGo, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as inappropriate sharing of revenue;

•the FTC Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers; and
•laws that regulate debt collection practices.
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
Enforcement officials have a number of mechanisms to ensure regulatory compliance and combat fraud and abuse, and if DocGo fails to comply with applicable laws and regulations, it could be liable for civil, criminal or administrative penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment status and approvals necessary to participate in Medicare, Medicaid and other government and private third-party healthcare and payor programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers and managing employees associated with entities found to have committed healthcare fraud may also be excluded from participation in government healthcare programs. In addition, because of the potential for large monetary exposure, criminal liability and negative publicity, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement.
DocGo has taken steps to operate in material compliance with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to DocGo are subject to limited or evolving interpretations, and a review of DocGo’s business or operations by a court, law enforcement or a regulatory authority might result in a determination of non-compliance. Any failure to comply with applicable legal and regulatory requirements and the consequences of such non-compliance, including those discussed above, could have a significant adverse effect on DocGo’s business, financial condition and results of operations.
DocGo is required to comply with laws governing the transmission, security and privacy of health information and personally identifiable information.
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity and other processing of PHI and PII, including HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as “covered entities,” and the business associates with whom such covered entities contract for services. HIPAA requires covered entities, such as certain DocGo affiliates and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect this information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in these cases. While HIPAA does not create a private right of action allowing individuals to sue DocGo in civil court for violations of HIPAA, its standards have been used as the basis to establish a duty of care in state civil suits , which can result in findings of negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of covered entities and business associates for compliance with the HIPAA privacy and security requirements. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the CMPL.
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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA. These laws and regulations are often uncertain, contradictory and subject to change or differing interpretations, and DocGo expects new laws, rules and regulations regarding privacy, data protection and information security to be proposed and enacted in the future. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”), a ballot measure approved by California voters in November 2020 that went into effect January 1, 2023, has had a profound impact on the privacy and data security landscape. As the first comprehensive consumer privacy legislation in the U.S., the CCPA created new consumer rights where applicable (some information may be exempt from most of CCPA’s/CPRA’s requirements if subject to HIPAA, for example), which were further expanded by the CPRA. A number of other states have followed suit, with some of those laws already in effect and others coming into effect between 2025 and 2026, creating a patchwork of overlapping but different state laws and thus complicating compliance efforts.
As existing data security laws evolve and new ones are implemented, DocGo may not be able to comply with such requirements in a timely manner, or such requirements may not be compatible with its current processes. Changing DocGo’s processes could be time-consuming and expensive, and failure to implement required changes within the applicable timeframe could subject DocGo to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII and/or PHI has been misused. This complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance issues for DocGo and potentially restricts its ability to collect, use and disclose data and can expose it to additional expense, adverse publicity and liability.
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
DocGo also sends short message service (“SMS”) text messages to potential end users who are eligible to use its service through certain customers and partners. While DocGo obtains consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures DocGo provides, the form of consents it obtains or its SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for DocGo. An increased number of class action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, which have resulted in or may result in multimillion-dollar settlements to the plaintiffs. Any future such litigation against DocGo could be costly and time-consuming to defend.
Any failure to comply with HIPAA or similar laws and regulations and the consequences of such non-compliance could have a material adverse impact on DocGo’s business, financial condition and results of operations.
If DocGo does not effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding telehealth, DocGo’s business may be harmed.
The unpredictability of the healthcare regulatory landscape means that sudden changes in laws, rules, regulations and policy, or interpretations of the foregoing, are possible. Federal, state and local legislative bodies frequently pass legislation and promulgate regulations that affect the healthcare industry. As has been the trend in the past decade with healthcare reform, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future, particularly in times of changing political, regulatory and other influences. DocGo cannot provide any assurances regarding the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on its business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect DocGo’s current or future business. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable legal requirements is also subject to evolving interpretations by medical boards and state attorneys general, among others, each with broad discretion. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to DocGo. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs.
As one example, the telehealth industry is still relatively young and developing, and DocGo’s ability to provide its telehealth solutions is directly dependent upon the development and interpretation of the laws governing remote healthcare, the practice of medicine and healthcare delivery in the applicable jurisdictions and more broadly. A few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. State medical boards have also established new rules or interpreted existing rules in their respective states in a manner that has limited the way telehealth services can be provided. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services and many of these relaxed policies were either made permanent or extended through March 31, 2025 (the “Extension”), it is uncertain how long some of the relaxed policies will remain in effect. There can be no guarantee that upon expiration of the Extension such restrictions will not be reinstated or changed in a way that adversely affects DocGo’s current or future telehealth offerings.
Accordingly, DocGo must monitor its compliance with law in every jurisdiction in which it operates, on a regular basis. While DocGo has taken steps to structure its contracts and operations to comply with applicable healthcare laws and regulations, the healthcare laws and regulations applicable to DocGo may be amended or interpreted in new or different ways that are adverse to DocGo, and new laws and regulations adverse to DocGo’s current or future business may be adopted in the future. There can be no assurance that DocGo will be able to successfully address changes in the current regulatory environment or new laws and regulations that may be implemented in the future, or that practices which are compliant now will continue to be so in the future. Any failure to comply with any changes to or new developments in the healthcare regulatory environment could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo must be properly enrolled in governmental healthcare programs before it can receive reimbursement for services, and there may be delays in the enrollment process.
Each time DocGo expands into a new market, whether organically or by way of acquisition, to the extent a DocGo affiliated entity is a healthcare or ambulance provider (referred to herein as “DocGo” for simplicity purposes), it must enroll the new operations under DocGo’s applicable group identification number for Medicare and Medicaid programs before DocGo is eligible to receive reimbursement for services rendered to beneficiaries of those programs. Similarly, DocGo must notify commercial and government managed care plans with which it participates of the new operation. Some of these health plans may have to approve the new operation before DocGo is eligible to receive reimbursement for services rendered to their members. The estimated time to receive approval for the enrollment is sometimes difficult to predict.
With respect to Medicare, providers can retroactively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If DocGo is unable to complete the enrollment process within the 30 days after the commencement of services, DocGo will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll could reduce DocGo’s total revenues and have a material adverse effect on the business, financial condition or results of operations.
The Affordable Care Act, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If DocGo fails to provide sufficient documentation as required to maintain its enrollment, Medicare and Medicaid could deny continued future enrollment or revoke DocGo’s enrollment and billing privileges. Similarly, health plans re-credential their participating providers every two to three years. DocGo needs to stay current with these credentialing requirements. Failure to do so could result in termination from a health plan’s network.
The requirements for enrollment, licensure, certification and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or health plans with which DocGo has contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement or other penalties. While DocGo takes steps to substantially comply with these requirements, it cannot assure you that the agencies that administer these programs or have awarded DocGo contracts or health plans that have reimbursed DocGo will not find that DocGo has failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on DocGo’s business, financial condition or results of operations.
Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on DocGo.
DocGo generates a significant amount of revenues from Medicare, either directly or through MA plans, particularly in its healthcare transportation segment. Medicare revenues represent approximately 8.9%, 7.7% and 7.6% of DocGo’s revenues for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services DocGo provides. As a result, DocGo’s results of operations are, in part, dependent on government funding levels for Medicare programs and any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding or elimination of coverage for certain benefits or for certain individuals, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
Certain of DocGo’s customers who are individuals are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. As a result, a small portion of DocGo’s revenue comes from Medicaid, accounting for approximately 1.6%, 1.4% and 1.8% of revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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
Companies in the broader healthcare industry are subject to a high level of scrutiny by various governmental agencies and their agents. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. For example, to enforce compliance with federal laws, the U.S. Department of Justice and the OIG have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance, including compliance with the healthcare reimbursement rules and fraud and abuse laws. DocGo is also required to conduct periodic internal audits in connection with its third-party relationships and, in the ordinary course of business receives repayment demands from third-party payors based on allegations that its services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements that require investigation. Further, DocGo periodically conducts internal reviews of its regulatory compliance.
DocGo has been the subject of investigations, audits and reviews and may in the future be subject to additional investigations, audits and reviews by the government and its agents, third-parties or DocGo itself. Such investigations, audits and reviews could result in significant expense to DocGo in addition to adverse publicity and diversion of the management’s attention from DocGo’s business regardless of the outcome. Any adverse findings against DocGo could result in significant fines, penalties and other sanctions, any of which could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice of medicine rules vary considerably from state to state and have been subject to limited judicial or regulatory interpretations. These laws and regulations are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians and third party payors, may assert that DocGo is engaged in the unlawful corporate practice of medicine. While penalties for violations of the corporate practice of medicine vary from state to state, as a result of such allegations, DocGo could be subject to civil and criminal penalties, its contracts could be found legally invalid and unenforceable, in whole or in part, or DocGo could be required to restructure its contractual arrangements entirely. If found to be engaged in the corporate practice of medicine, DocGo may not be able to restructure its operations or its contractual arrangements on favorable terms or at all. Any failure to comply with these laws and regulations regarding the corporate practice of medicine and the consequences of such non-compliance could have a material adverse impact on DocGo’s business, financial condition and results of operations.
DocGo has taken steps to operate its business in compliance with the applicable regulations governing fee-splitting and the corporate practice of medicine in the states where it generates revenue; however, in many cases and as noted above, these laws and regulations applicable to DocGo are subject to limited or evolving interpretations, and there can be no assurances that a review of DocGo’s business or operations by a court, law enforcement or a regulatory authority might result in a determination of non-compliance.
Risks Related to DocGo’s Indebtedness
DocGo’s indebtedness could require that it dedicate a portion of its cash flows to debt service obligations and reduce the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect DocGo’s operating performance, growth, profitability and financial condition, which in turn could make it more difficult for it to generate cash flow sufficient to satisfy all of its obligations under its indebtedness.

As of December 31, 2024, DocGo had $30 million outstanding under a credit agreement, dated as of November 1, 2022, among DocGo, Citibank, N.A., as administrative agent (the “Agent”), and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $90 million (the “Revolving Facility”). The borrowings under the Revolving Facility were used for general corporate purposes, including the funding of working capital needs. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at DocGo’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. DocGo is also required to pay a commitment fee to the lenders under the Revolving Facility in respect of any unutilized commitments thereunder. DocGo’s borrowings under the Credit Agreement or similar future arrangements could require that DocGo dedicate a portion of its cash flows to debt service payments. As a result, any such indebtedness could reduce the funds that would otherwise be available for operations and future business opportunities, and payments of such debt obligations could limit DocGo’s ability to:
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
These limitations could adversely affect DocGo’s operating performance, growth, profitability and financial condition, which would make it more difficult for it to generate sufficient cash flow to satisfy its obligations under its indebtedness.
DocGo’s ability to make scheduled payments on its debt obligations also depends on its then-current financial condition, results of operations and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory and other factors discussed in these risk factors, and on other factors, some of which are beyond its control, including: the level of capital expenditures it makes, including those for acquisitions, if any; its debt service requirements; fluctuations in its working capital needs; its ability to borrow funds and access capital markets; and restrictions on debt service payments and its ability to make working capital borrowings for debt service payments contained in the Credit Agreement.
If DocGo is unable to generate sufficient cash flow to permit it to meet its debt obligations under the Credit Agreement or any future arrangements, then it would be in default and, in the case of the Credit Agreement, the Agent could accelerate repayment of all amounts outstanding under the Credit Agreement. If its indebtedness were to be accelerated, there can be no assurance that DocGo would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, under the Credit Agreement, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights.
DocGo might incur future debt, which could further increase the risks to its financial condition described above.

DocGo may incur significant indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains certain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also would not prevent DocGo from incurring obligations that do not constitute indebtedness, and additionally it has its borrowing capacity under the Revolving Facility, which as of December 31, 2024, had $30 million outstanding and an available borrowing capacity of approximately $60 million (which is subject to customary borrowing conditions). DocGo may be able to increase the commitments under the Revolving Facility by an additional aggregate principal amount of up to $50 million. DocGo’s future debt levels could further exacerbate the related risks to DocGo’s financial condition that it now faces.
If DocGo is unable to generate sufficient cash to service its indebtedness, it may be forced to take other actions to fund the satisfaction of its obligations under its indebtedness, which may not be successful.
If DocGo’s cash flow is insufficient to fund its debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance its indebtedness. DocGo may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow DocGo to meet its debt service obligations. Even if new financing were available, it may be on terms that are less attractive to DocGo than its then-existing indebtedness or it may not be on terms that are acceptable to DocGo. In addition, the Credit Agreement restricts DocGo’s ability to dispose of assets and use the proceeds from those dispositions. Thus, DocGo may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If DocGo cannot generate sufficient cash flow to permit it to meet payment requirements on its debt, then, under the Credit Agreement, it would be in default and the Agent could accelerate repayment of all amounts outstanding under the Credit Agreement. If DocGo’s future indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the case of the Credit Agreement, in the event of a default, the Agent could seek foreclosure of the Agent’s lien on the assets of DocGo and its subsidiary guarantors and exercise other customary secured creditor rights, and DocGo could be forced into bankruptcy or liquidation.
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
DocGo has retained earnings in the past and intends to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, DocGo’s financial condition and results of operations, DocGo’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by DocGo to its stockholders or by its subsidiaries to it and such other factors as the Board may deem relevant. In addition, DocGo’s ability to pay dividends is limited by covenants of DocGo’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness

DocGo incurs. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it.
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
In addition, the shares of Common Stock reserved for future issuance under DocGo’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares of Common Stock reserved for future issuance under its equity incentive plans represents approximately 13.6% of outstanding Common Stock as of December 31, 2024. The compensation committee of the Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. DocGo has filed a Form S-8 under the Securities Act to register shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock issued pursuant to DocGo’s equity incentive plan and may file additional registration statements on Form S-8 in the future. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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
•actions and investment positions taken by institutional investors and other stockholders;
•attacks by short sellers or substantial short interest in Common Stock;
•negative publicity regarding DocGo’s business;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and

•general macroeconomic and geopolitical conditions, such as the effects of health crises; recessionary fears, rising interest rates and inflationary environment; local and national elections; fuel prices; international currency fluctuations; corruption or political instability, including the conflicts in Ukraine and the Middle East and rising tensions in the Taiwan Strait; and acts of war or terrorism.
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

These processes are managed and monitored by a dedicated information technology team, led by our Chief Information Security Officer (“CISO”), who also serves as our Chief Information Officer, and include mechanisms, controls, technologies, systems and other processes designed to prevent or mitigate data loss, theft, misuse or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits and ongoing risk assessments, including due diligence on and audits of our key technology vendors and other contractors and suppliers. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends and their impact on the Company’s risk environment. We also rely on information technology and third party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information.

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

Despite ongoing efforts to continually improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions and statutory penalties, among other consequences. Based on the information available as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, there can be no guarantee that we will not be the subject of future cybersecurity attacks, threats or incidents that may materially affect our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Information Technology.”

Governance

Our CISO, who reports to our Chief Financial Officer, is responsible for assessing and managing cybersecurity risks. Our CISO has over 20 years of experience in cybersecurity, risk management and information security governance and holds Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) certifications. Our CISO receives reports on cybersecurity threats from our dedicated information technology team on an ongoing basis and, in conjunction with management, regularly review risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO also works closely with our legal and compliance departments to oversee compliance with legal, regulatory and contractual security requirements.

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks. The Board’s Audit and Compliance Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit and Compliance Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our CISO, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receives updates from management and the Audit and Compliance Committee on cybersecurity risks on at least an annual basis. In addition, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Board and Audit and Compliance Committee.
Item 2. Properties.
Facilities

Our principal executive offices during the year ended December 31, 2024 were located in New York City, where we occupied approximately 27,000 square feet under a lease that expires in 2026. We used this facility for administration, sales and marketing and general corporate activities for our Corporate segment. In January 2025, the Company moved to new principal executive offices also located in New York City, where we occupy 28,565 square feet under a lease that expires in 2029. The former principal executive offices will be subleased to third parties until 2026. In addition to our headquarters, to support our local operations, as of December 31, 2024, we owned or leased 52 office locations elsewhere in the United States (fourteen in New York; nine in Wisconsin; six in California; five in each of Pennsylvania and New Jersey; three in each of Delaware, Tennessee and Texas; and one in each of Alabama, Connecticut, Colorado and New Mexico). These local facilities are used principally for ambulance basing, garaging and maintenance, as well as for administrative activities and general oversight for our Mobile Health Services and Transportation Services segments. Outside of the United States, we currently lease fourteen facilities in England. These facilities are used for administrative functions and ambulance basing for our Mobile Health Services and Transportation Services segments. Our leases for our

U.S. facilities expire at various dates through 2029, and our leases for our U.K. facilities expire at various dates through 2034. We believe our existing facilities are adequate to meet our current requirements, and we anticipate that suitable space will be readily available if needed. We intend to procure additional, similar facilities as we expand geographically.
Vehicle Fleet
As of December 31, 2024, we operated 596 vehicles in the United States, including 369 ambulances, 51 wheelchair vans and 176 basic transportation or support vehicles. Approximately 44% of our fleet is leased and 56% is owned. We replace ambulances based upon age and usage, generally every five to eight years. The average age of our existing active ambulance fleet is approximately four years. We generally prefer to lease vehicles, but we have purchased vehicles in the past when deemed appropriate. Most of our owned vehicles were acquired in connection with business acquisitions.
As of December 31, 2024, we operated another 318 vehicles in the United Kingdom, including 40 first response ambulances, 7 bariatric ambulances, 12 primary care paramedic cars, 11 rapid response vehicles, 12 mental health transport vehicles, 26 high dependency units, 194 patient transport vehicles and 16 support vehicles. Approximately 90% of our U.K. fleet is owned and approximately 10% is leased.
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
Item 3. Legal Proceedings.
We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are set forth in Note 21 to the Consolidated Financial Statements and are incorporated herein by reference.
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
Holders of Record
As of February 25, 2025, there were 57 holders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following performance graph shows the cumulative total return on our Common Stock as compared to the Russell 2000 Index, S&P 500 Index, S&P 500 Health Care Sector Index and Nasdaq Health Care Index from November 8, 2021 (the day our Common Stock began trading as DocGo Inc. following the Business Combination) through December 31, 2024 (the last trading day at year end). The graph assumes an investment of $100 on November 8, 2021 and reinvestment of dividends, as applicable. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our Common Stock.

Repurchases of Equity Securities

On January 30, 2024, the Board approved a share repurchase program, pursuant to which the Company could purchase up to $36 million of Common Stock during a six-month period that ended July 30, 2024 (the “Prior Repurchase Program”). The Prior Repurchase Program did not obligate DocGo to repurchase any specific number of shares.

On August 5, 2024, following the expiration of the Prior Repurchase Program on July 30, 2024, the Board authorized a new share repurchase program, pursuant to which DocGo may purchase up to $26 million in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration (the “New Repurchase Program”). The New Repurchase Program was originally set to expire on December 31, 2024. On December 20, 2024, the Board extended the expiration date of the New Repurchase Program from December 31, 2024 to June 30, 2025. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

Under the terms of the New Repurchase Program, DocGo may purchase shares of Common Stock on a discretionary basis from time to time through open market repurchases or privately negotiated transactions or through other means, including by entering into Rule 10b5-1 trading plans or accelerated share repurchase programs, in each case, during an “open window” and when DocGo does not possess material non-public information.

The timing, manner, price and amount of any Common Stock repurchases under the New Repurchase Program are determined by DocGo in its discretion and depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The New Repurchase Program does not obligate DocGo to repurchase any specific number of shares.

Repurchases under the New Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.

As of December 31, 2024, $22 million remained available for share repurchases pursuant to the New Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended December 31, 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
October 1 through 31, 2024	—	—	—	$24,710,935
November 1 through 30, 2024	539,658	$4.16	539,658	$22,464,695
December 1 through 31, 2024	100,000	$4.19	100,000	$22,045,655
Total	639,658	$4.17	639,658	$22,045,655

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
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services, including as a result of changes in the U.S. administration and administrative priorities; availability of healthcare professionals and other personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
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
Overall Economic Conditions in the Markets in Which We Operate
Economic changes, both nationally and locally, in our markets impact our financial performance. Unfavorable changes in demographics, healthcare coverage of Mobile Health Services and Transportation Services, interest rates, inflation rates, the availability of trained and licensed healthcare professionals, ambulance manufacturing, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect our business.
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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. However, the inflation rate declined throughout most of 2024, and the annual inflation rate declined to 2.9% for the full year 2024 from 4.1% in 2023 and 8.0% in 2022. The increased inflation rate witnessed between 2021 and 2024 has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the effect of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in 2024, lowering its benchmark rate to the current level of 4.25-4.50% as of the date of this Annual Report. Looking into 2025, we anticipate that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024 and in the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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
During the year ended December 31, 2024, the Company did not complete any acquisitions. During the year ended December 31, 2023, we completed three acquisitions for an aggregate purchase price of $34.2 million. During the year ended December 31, 2022, we completed five acquisitions for an aggregate purchase price of $69.1 million.
Overview
DocGo is a mobile healthcare services company that uses proprietary dispatch and communication technology to help provide quality mobile, in-person medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations, as well as medical transportation in major metropolitan cities in the United States and the United Kingdom.
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
For the year ended December 31, 2024 the Company recorded net income of $13.4 million, compared to net income of $10.0 million and $30.7 million in the years ended December 31, 2023 and 2022, respectively.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. For example, in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the exact timing of the wind-down of the remaining services under other contracts is still unknown, the wind-down of services is underway and the Company expects that the revenues from these migrant-related projects will be significantly lower in 2025 than they were in 2024 and in the second half of 2023.

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
Cost of Revenues
Cost of revenues consists primarily of revenue generating wages paid to employees, fees paid to subcontractors, medical supplies, vehicle insurance costs (including insurance premiums and costs incurred under the insurance deductibles), maintenance, fuel and facility rent. We expect cost of revenues to continue to rise as we grow our business.
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

Results of Operations
Comparison of Fiscal 2024 with Fiscal 2023

	Year Ended December 31,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$616.6	100.0%	$624.3	100.0%	$(7.7)	(1.2)%
Expenses:
Cost of revenues	403.0	65.4%	428.9	68.7%	(25.9)	(6.0)%
Operating expenses:
General and administrative	138.8	22.5%	137.2	22.0%	1.6	1.2%
Depreciation and amortization	15.9	2.6%	16.4	2.6%	(0.5)	(3.0)%
Legal and regulatory	17.1	2.8%	13.1	2.1%	4.0	30.5%
Technology and development	11.6	1.9%	10.9	1.7%	0.7	6.4%
Sales, advertising and marketing	1.5	0.2%	2.8	0.4%	(1.3)	(46.4)%
Total expenses	587.9	95.3%	609.2	97.6%	(21.3)	(3.5)%
Income from operations	28.7	4.7%	15.1	2.4%	13.6	90.1%

Other (expense) income:
Interest (expense) income, net	(1.9)	(0.3)%	1.7	0.3%	(3.6)	(211.8)%
Change in fair value of contingent liability	9.4	1.5%	1.4	0.2%	8.0	571.4%
Finite-lived intangible asset impairment	(8.3)	(1.3)%	—	—%	(8.3)	(100.0)%
Loss on equity method investments	(0.3)	(0.1)%	(0.3)	(0.1)%	—	—%
Loss on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain (loss) on disposal of fixed assets	—	—%	(0.9)	(0.1)%	0.9	100.0%
Other income (expense)	0.2	—%	(0.7)	(0.1)%	0.9	128.6%
Total other (expense) income	(0.9)	(0.2)%	1.2	0.2%	(2.1)	(175.0)%

Net income before income tax expense	27.8	4.5%	16.3	2.6%	11.5	70.6%
(Provision for) benefit from income taxes	(14.4)	(2.3)%	(6.2)	(1.0)%	(8.2)	(132.3)%
Net income	13.4	2.2%	10.0	1.6%	3.4	34.0%
Net (loss) income attributable to noncontrolling interests	(6.6)	(1.1)%	3.2	0.5%	(9.8)	(306.3)%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$20.0	3.2%	$6.9	1.1%	$13.1	189.9%

Revenues
Consolidated
For the year ended December 31, 2024, total revenues were $616.6 million, a decrease of $7.7 million, or 1.2%, from the total revenues recorded for the year ended December 31, 2023.
Mobile Health Services
For the year ended December 31, 2024, Mobile Health Services revenues were $423.1 million, a decrease of $19.7 million, or 4.4%, as compared with the year ended December 31, 2023. The decline in revenues was primarily due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the exact timing of the wind-down of the remaining migrant-related services under other contracts is still unknown, the wind-down of those services is underway and the Company expects that the revenues from any remaining migrant-related projects will be significantly lower in 2025 than they were in 2024. While we expect to launch new Mobile Health Services projects in 2025 and to expand existing projects, we expect that the Mobile Health Services segment’s revenues will be lower in 2025 than they were in 2024.
Transportation Services
For the year ended December 31, 2024, Transportation Services revenues were $193.5 million, an increase of $12.0 million, or 6.6%, as compared with the year ended December 31, 2023. This increase was due to a 13.7% increase in trip volumes, from 250,114 trips for the year ended December 31, 2023 to 284,498 trips for the year ended December 31, 2024. The increase in trip volumes was due to a combination of the expansion in the Company’s customer base in certain core markets, as well as an increase in volumes from existing customers. Our average trip price decreased slightly from $407 in the year ended December 31, 2023 to $401 in the year ended December 31, 2024. The decline in the average trip price in the 2024 period reflected a small shift in mix toward markets that have somewhat lower-priced transports when compared to 2023. However, the average trip price remains well above the levels of 2022 and prior years, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of revenues
For the year ended December 31, 2024, total cost of revenues (exclusive of depreciation and amortization) decreased by 6.0% compared to the year ended December 31, 2023, while revenues decreased by approximately 1.2%. Cost of revenues as a percentage of revenues decreased to 65.4% in the year ended December 31, 2024 from 68.7% in the year ended December 31, 2023.
Total cost of revenues in the year ended December 31, 2024 decreased by $25.9 million compared to the year ended December 31, 2023. This decrease was primarily attributable to a $4.7 million decrease in total compensation, a $24.0 million decrease in subcontracted labor costs, and a $6.9 million decrease in medical and related supplies, all driven by the wind-down of migrant-related projects that began in the second quarter of 2024. These declines were partially offset by an increase of $3.8 million in vehicle costs, due to the increase in the size of the Company’s fleet and a net increase of $5.9 million across several other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2024 amounted to $269.3 million, down 12.1% from $306.2 million in the year ended December 31, 2023. Cost of revenues as a percentage of revenues decreased to 63.6% from 69.1% in the prior year period, despite a decline in revenues, reflecting lower compensation expenses, significantly lower subcontracted labor costs and decreased costs for medical supplies, all reflecting the wind-down in migrant-related projects that began in the second quarter of 2024.

For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2024 amounted to $133.7 million, up 9.0% from $122.7 million in the year ended December 31, 2023. Cost of revenues as a percentage of revenues increased to 69.1% from 67.6% in the prior year, reflecting increased labor costs, subcontractor costs and vehicle costs, due to the continued growth of the business.
Operating expenses
For the year ended December 31, 2024, operating expenses were $184.9 million compared to $180.3 million for the year ended December 31, 2023, an increase of $4.6 million, or 2.6%. As a percentage of revenues, operating expenses increased from 28.9% in 2023 to 30.0% in 2024. The increase of $4.6 million related primarily to a $3.7 million increase in professional fees, due to increased legal, accounting and other fees, and a $1.0 million increase in IT infrastructure, driven by the Company’s business expansion, partially offset by a $0.1 million net decrease across a variety of expense categories.
For the Mobile Health Services segment, operating expenses in the year ended December 31, 2024 were $59.8 million, up 6.2% from $56.3 million in the year ended December 31, 2023. Operating expenses as a percentage of revenues increased to 14.1% from 12.7% in 2023, due to the decrease in Mobile Health Services revenues, and reflecting significant expenditures that were made during 2024 related to the expansion of services and geographic areas of operation, as well as the costs of developing the Company’s programs to provide care-gap closure and other services to members of new insurance provider partners.
For the Transportation Services segment, operating expenses in the year ended December 31, 2024 were $61.8 million, up 12.0% from $55.2 million in the year ended December 31, 2023. The increase in operating expenses for this segment was driven primarily by higher insurance expense and office expenses, reflecting the expansion of the business. Operating expenses as a percentage of revenues increased to 31.9% for the year ended December 31, 2024 from 30.4% in the year ended December 31, 2023.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the year ended December 31, 2024 were $63.3 million, down 8.0% from $68.8 million in the year ended December 31, 2023. The decrease in operating expenses for this segment was driven by lower compensation costs, due to targeted headcount reductions during the year, partially offset by an increase in professional fees. Corporate expenses amounted to approximately 10.3% of total consolidated revenues in 2024, compared to 11.0% in 2023.
Interest (expense) income, net
For the year ended December 31, 2024, the Company recorded approximately $1.9 million of interest expense, net compared to $1.7 million of interest income, net in the year ended December 31, 2023. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the year ended December 31, 2024. Prior to October 2023, there were no amounts outstanding under the Company’s line of credit.
Change in fair value of contingent liability
During the year ended December 31, 2024, the Company recorded a change in fair value of contingent liability of approximately $9.4 million, reflecting a reduction in the anticipated payments to be made for an acquisition, based upon performance compared to certain targets. During the year ended December 31, 2023, the Company recorded a change in fair value of contingent liability of approximately $1.4 million, reflecting a reduction in the anticipated payments to be made for a recent acquisition, based upon performance compared to certain targets.
Finite-lived intangible asset impairment
During the year ended December 31, 2024, the Company recorded finite-lived intangible asset impairment of approximately $8.3 million, relating to the projected value of the customer relationships for Cardiac RMS, LLC, arising from a revised long-term forecast for the business. During the year ended December 31, 2023, the Company did not record any finite-lived intangible asset impairment.
Loss on equity method investments

    During the year ended December 31, 2024, the Company recorded a loss on equity method investments of approximately $0.3 million representing its share of the losses incurred by an entity in which the Company has a minority interest. During the year ended December 31, 2023, the Company recorded a loss on equity method investments of approximately $0.3 million representing its share of the losses incurred by an entity in which the Company has a minority interest.

Gain (loss) on disposal of fixed assets

During the year ended December 31, 2024, the Company recorded a gain on disposal of fixed assets of $23,682, compared to a loss on disposal of fixed assets of $0.9 million during the year ended December 31, 2023.
Other income (expense)
During the year ended December 31, 2024, the Company recorded other income of $0.2 million, compared to other expense of $0.7 million during the year ended December 31, 2023.
(Provision for) benefit from income taxes
During the year ended December 31, 2024, the Company recorded a provision for income taxes of $14.4 million compared to an income tax provision of $6.2 million in the year ended December 31, 2023. The increased tax expense in 2024 was primarily due to the recording of significantly higher pretax income in the 2024 period, as compared to the 2023 period.
Net (loss) income attributable to noncontrolling interests
For the year ended December 31, 2024, the Company had net loss attributable to noncontrolling interests of approximately $6.6 million compared to net income attributable to noncontrolling interests of $3.2 million for the year ended December 31, 2023.

Comparison of Fiscal 2023 with Fiscal 2022

	Year Ended December 31,				Change $	Change %
$ in Millions	2023		2022

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$624.3	100.0%	$440.5	100.0%	$183.8	41.7%

Cost of revenues	428.9	68.7%	285.8	64.9%	143.1	50.1%
Operating expenses:
General and administrative	137.2	22.0%	103.4	23.5%	33.8	32.7%
Depreciation and amortization	16.4	2.6%	10.6	2.4%	5.8	54.7%
Legal and regulatory	13.1	2.1%	8.8	2.0%	4.3	48.9%
Technology and development	10.9	1.7%	5.4	1.2%	5.5	101.9%
Sales, advertising and marketing	2.8	0.4%	4.7	1.1%	(1.9)	(40.4)%
Total expenses	609.2	97.6%	418.7	95.1%	190.5	45.5%
Income from operations	15.1	2.4%	21.8	4.9%	(6.7)	(30.7)%

Other income:
Interest income, net	1.7	0.3%	0.8	0.2%	0.9	112.5%
Gain on remeasurement of warrant liabilities	—	—%	1.1	0.3%	(1.1)	(100.0)%
Change in fair value of contingent liability	1.4	0.2%	—	—%	1.4	100.0%
(Loss) gain on equity method investments	(0.3)	(0.1)%	—	—%	(0.3)	(100.0)%
Gain on remeasurement of finance leases	—	—%	1.4	0.3%	(1.4)	(100.0)%
Gain on bargain purchase	—	—%	1.6	0.4%	(1.6)	(100.0)%
Loss on disposal of fixed assets	(0.9)	(0.1)%	—	—%	(0.9)	(100.0)%
Goodwill impairment	—	—%	(2.9)	(0.7)%	2.9	100.0%
Other expense	(0.7)	(0.1)%	(1.0)	(0.2)%	0.3	30.0%
Total other income	1.2	0.2%	1.0	0.2%	0.2	20.0%

Net income before (provision for) benefit from income tax	16.3	2.6%	22.8	5.2%	$(6.5)	(28.5)%
(Provision for) benefit from income taxes	(6.2)	(1.0)%	7.9	1.8%	$(14.1)	(178.5)%
Net income	10.0	1.6%	30.7	7.0%	$(20.7)	(67.4)%
Net income (loss) attributable to noncontrolling interests	3.2	0.5%	(3.9)	(0.9)%	$7.1	182.1%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$6.9	1.1%	$34.6	7.9%	$(27.7)	(80.1)%

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
Other expense
During the year ended December 31, 2023, the Company recorded other expense of $0.7 million, compared to other expense of $1.0 million during the year ended December 31, 2022.
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
Liquidity and Capital Resources

Between the inception of DocGo’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated positive net income for the year ended December 31, 2024, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies has expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the year ended December 31, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a marked decline in the Company’s cash balances. As these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

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

On November 1, 2022, the Company entered into the Credit Agreement, which provides for the Revolving Facility in the initial aggregate principal amount of $90 million. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $50 million, though no lender (nor the lenders collectively) is obligated to increase its respective commitments. Borrowings under the Revolving Facility bear interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and are updated based on the Company’s consolidated net leverage ratio. The Revolving Facility matures on November 1, 2027 and is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Revolving Facility is subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Credit Agreement. On October 19, 2023, the Company drew down $25 million under the Revolving Facility. On February 8, 2024, the Company drew down an additional $15.0 million. On February 27, 2024, the Company repaid all amounts then outstanding under the Revolving Facility. However, in March 2024, the Company once again drew down under the Revolving Facility, and there was a total of $30.0 million outstanding under the Revolving Facility as of the date of this Annual Report.
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
Capital Resources
Working capital as of December 31, 2024 and 2023 was as follows:

	December 31,		Change $	Change %
$ in Millions	2024	2023
Working capital
Current assets	$304.5	$338.9	$(34.4)	(10.2)%
Current liabilities	121.8	170.1	(48.3)	(28.4)%
Total working capital	$182.7	$168.8	$13.9	8.2%
As of December 31, 2024, available cash totaled $89.2 million, which represented an increase of $30.0 million compared to December 31, 2023, reflecting a decline in accounts receivable during the year ended December 31, 2024, as the Company collected some of its larger invoices. As of December 31, 2024, working capital amounted to $182.7 million, which represented an increase of $13.9 million compared to December 31, 2023, as an increase in cash and a decline in accrued liabilities outweighed a decline in accounts receivable. Despite the increase in cash, current assets declined by $34.4 million, due to a drop in accounts receivable and in prepaid expenses. However, this was outweighed by the decline in current liabilities in the year ended December 31, 2024, due to lower accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor, and as the Company paid down a significant amount of its accrued liabilities during the year-to-date period. Current liabilities also declined due a decrease in contingent consideration, reflecting a reduction in anticipated payments to be made for a recent acquisition, which is based upon performance compared to certain targets.
Cash Flows
Cash flows as of the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2024	2023
Cash flow summary
Net cash provided by (used in) operating activities	$70.3	$(64.2)	$134.5	209.5%
Net cash used in investing activities	(10.9)	(29.9)	19.0	63.5%
Net cash (used in) provided by financing activities	(24.1)	1.1	(25.2)	(2290.9)%
Effect of exchange rate changes	(0.2)	1.1	(1.3)	(118.2)%
Net increase in cash	$35.1	$(91.9)	$127.0	138.2%
Cash flows as of the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2023	2022
Cash flow summary
Net cash (used in) provided by operating activities	$(64.2)	$28.9	$(93.1)	(322.1)%
Net cash used in investing activities	(29.9)	(38.4)	8.5	22.1%
Net cash provided by (used in) financing activities	1.1	(6.2)	7.3	117.7%
Effect of exchange rate changes	1.1	0.7	0.4	57.1%
Net decrease in cash	$(91.9)	$(15.0)	$(76.9)	(512.7)%
Operating Activities
During the year ended December 31, 2024, cash provided by operating activities was $70.3 million, aided by net income of $13.4 million. Non-cash charges amounted to $37.4 million, which primarily consisted of $10.2 million in depreciation of property and equipment and right-of-use assets, $5.7 million from amortization of intangible assets, $13.6 million of stock compensation expense, $5.2 million in bad debt expense, an $8.3 million impairment of a finite-lived intangible asset, $3.5 million in deferred taxes and a loss of $0.3 million from an investment that is accounted for under the equity method. These were partially offset by a non-cash gain of $9.4 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $19.5 million in positive operating cash flow, as a $41.3 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, an $8.5 million increase in accounts payable and a $13.0 million decrease in prepaid expenses were partially offset by a $41.9 million decrease in accrued liabilities and a $1.4 million increase in other assets.
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

During the year ended December 31, 2022, cash provided by operating activities was $28.9 million, aided by net income of $30.7 million. Non-cash charges were $11.3 million and included $7.3 million in depreciation of property and equipment and right-of-use assets, $3.2 million from amortization of intangible assets, $3.8 million in bad debt expense primarily related to a provision for potential uncollectible accounts receivable, $8.1 million of stock compensation expense and a non-cash loss of $2.9 million related to the impairment of a business unit that was discontinued at the end of the year. These charges were partially offset by non-cash gains of $1.4 million relating to the remeasurement of finance lease liabilities, $1.1 million from the remeasurement of warrant liabilities, $1.6 million in a gain on a bargain purchase and $9.9 million in the realization of a deferred tax asset. Changes in assets and liabilities resulted in an approximately $13.2 million decrease to operating cash flow, as an $8.4 million increase in accounts receivable, a $4.2 million increase in prepaid expenses and a $6.0 million decrease in accrued liabilities outweighed the effect of a $1.7 million decrease in other assets and a $3.6 million increase in accounts payable.
Investing Activities
During the year ended December 31, 2024, investing activities used $10.9 million of cash and consisted of the acquisition of property and equipment totaling approximately $3.8 million, the acquisition of intangibles in the amount of $2.0 million, an investment in equity securities in the amount of $5.0 million and an equity method investment in the amount of $0.3 million, partially offset by $0.2 million in cash proceeds from the disposal of property and equipment.
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
Financing Activities
During the year ended December 31, 2024, cash used by financing activities was $24.1 million, as $45.0 million in proceeds from the Company’s Revolving Facility were outweighed by $40.0 million of repayments of amounts outstanding under the Company’s Revolving Facility, $13.8 million in stock repurchases, $4.3 million in payments under the terms of a finance lease, $3.6 million in earnout payments on contingent liabilities, a $3.1 million decrease in amounts due to seller, $1.8 million paid for the acquisition of a non-controlling interest, $1.3 million in payments of dividends to non-controlling interests and $1.2 million in payments for taxes related to shares withheld for employee taxes.
During the year ended December 31, 2023, cash provided by financing activities was $1.1 million, including $25.0 million in proceeds from the Company’s Revolving Facility and $1.6 million in proceeds from the exercise of stock options, mostly offset by $4.3 million in payments under the terms of a finance lease, a $13.6 million decrease in amounts due to seller, $5.3 million in earnout payments on contingent liabilities and $2.3 million in payments for taxes related to shares withheld for employee taxes.
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
70

Future minimum annual maturities of notes payable as of December 31, 2024 are as follows (in thousands):

Notes Payable
2025	$12.5
2026	5.2
Total maturities	17.7
Current portion of notes payable	(12.5)
Long-term portion of notes payable	$5.2
Future minimum lease payments under finance leases as of the year ended December 31, 2024 are as follows (in millions):

Finance Leases
2025	$5.4
2026	4.6
2027	3.4
2028	2.2
2029	0.7
Thereafter	—
Total future minimum lease payments	16.3
Less effects of discounting	(1.6)
Present value of future minimum lease payments	$14.7

Future minimum lease payments under operating leases as of the year ended December 31, 2024 are as follows (in millions):

Operating Leases
2025	$4.5
2026	3.8
2027	2.6
2028	1.8
2029	0.9
Thereafter	0.3
Total future minimum lease payments	13.9
Less effects of discounting	(1.5)
Present value of future minimum lease payments	$12.4
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
71

Principles of Consolidation
In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
The Company has entered into management services agreements (“MSAs”) with professional corporations (“PCs”) that employ or contract with physicians and other health professionals in order to provide healthcare services to the public. Each such PC is established and operated pursuant to the requirements of its respective domestic jurisdiction governing the practice of medicine. The Company provides each PC with everything the PC needs to operate except for clinicians, which the PC is responsible for. Without the administrative services, software, intellectual property and administrative personnel (among other things) provided by the Company, the PCs could not carry out their businesses. Moreover, the PCs do not have sufficient equity to finance their activities without additional subordinated financial support. Based on the foregoing, these entities are considered VIEs, and an enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). In accordance with corporate practice of medicine restrictions, all clinical treatment decisions are made solely by licensed healthcare professionals engaged by the PCs. Nevertheless, the PCs cannot operate without the Company through the MSAs; therefore, the Company significantly impacts the economic performance of the PCs and funds and absorbs all losses of its PCs. The Company has therefore determined that it is the primary economic beneficiary of the PCs and appropriately consolidates them as VIEs.
Net loss for the Company’s VIEs were $231,952, $235,976 and $373,456 for the years ended December 31, 2024, 2023 and 2022, respectively. The total assets amounted to $20,837,325 and $4,364,274 on December 31, 2024 and 2023, respectively. Total liabilities were $21,516,860 and $4,811,857 on December 31, 2024 and 2023, respectively. The Company’s VIEs total stockholders’ deficit were $679,535 and $447,583 on December 31, 2024 and 2023, respectively.
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
72

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024, 2023 and 2022. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2024, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $6,276,454. The Company recognized an additional provision for credit losses of $4,384,866 and write offs of $(4,787,379) during the year. The Company’s balance in its allowance for credit losses amounted to $5,873,942 as of December 31, 2024.
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
73

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
74

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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. As of December 31, 2024, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the year ended December 31, 2024 would have had a neutral net impact on our Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) amounted to $(263,036) to the Company for the year ended December 31, 2024, compared to $743,699 and $773,707 in the years ended December 31, 2023 and 2022, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the year ended December 31, 2024 would have resulted in a change in total revenues of approximately 1.0% and a change in total assets of approximately 0.3%.
75

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

With respect to accounts receivable, for the year ended December 31, 2024, the Company had one customer that accounted for approximately 38% of revenues and 39% of net accounts receivable and another customer accounted for approximately 28% of revenues and 37% of net accounts receivable. For the year ended December 31, 2023, the Company had one customer that accounted for 40% of revenues and 42% of net accounts receivable. For the year ended December 31, 2022, the Company had one customer that accounted for approximately 35% of revenues and 45% of net accounts receivable. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
Item 8. Financial Statements and Supplementary Data.
76

DocGo Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
DocGo Inc. and Subsidiaries
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DocGo Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Loss allowance for Accounts Receivable

As described in Note 2 to the consolidated financial statements, the Company recorded consolidated accounts receivable of approximately $210.9 million net of a loss allowance of approximately $5.9 million at December 31, 2024. The allowance is management’s estimate of loss allowance on accounts receivable after considering quantitative and qualitative factors, applied for accounts receivables without a significant financing component by using a loss provision. Management makes periodic as well as individual assessments on the recoverability of accounts receivables based on customer historical credit loss experience, and where necessary, adjusted for information based on macroeconomic factors affecting the ability of its customers to settle the accounts receivables. Accounts receivables from customers with known financial difficulties or with significant doubt on collection of receivables are assessed individually for a loss allowance. Management assesses other customers by grouping them based on shared credit risk characteristics including geographical location, service type and payor.

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

Revenue Recognition – Transport Services

As described in Note 2 to the consolidated financial statements, the Company recorded transport services revenue of approximately $193.4 million. Transport revenues are recorded net of estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms and historical collections by each payor and geographical location.

The principal considerations for our determination that performing procedures relating to the transport revenue is a critical audit matter are the significant judgements by management in determining the lookback periods of historical collections which led to a high level of auditor judgment, subjectivity, and effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls relating to transport services revenue recognition.
•Testing the Company’s process included (i) selected a sample of transactions and verified the transport service has been performed (ii) obtained supporting cash collections for a sample of transactions (iii) obtained the Company’s historical collections for recent completed services, verified the receipts and recalculated the applied historical rate to the recorded revenue (iv) obtained the Company’s historical collections and verified these collections to ensure appropriate reserves for unpaid, open services.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2021.

Pittsburgh, PA

February 27, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
DocGo Inc. and Subsidiaries
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited DocGo Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of DocGo Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Urish Popeck & Co., LLC
Pittsburgh, PA
February 27, 2025

DocGo Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$89,241,695	$59,286,147
Accounts receivable, net of allowance for credit loss of $5,873,942 and $6,276,454 as of December 31, 2024 and December 31, 2023, respectively	210,899,926	262,083,462
Prepaid expenses and other current assets	4,344,642	17,499,953
Total current assets	304,486,263	338,869,562
Property and equipment, net	14,881,411	16,835,484
Intangibles, net	25,728,813	37,682,928
Goodwill	47,432,550	47,539,929
Restricted cash	18,095,612	12,931,839
Operating lease right-of-use assets	11,958,698	9,580,535
Finance lease right-of-use assets	15,337,299	12,003,919
Investments	5,547,979	553,573
Deferred tax assets	8,422,034	11,888,539
Other assets	3,730,473	2,565,649
Total assets	$455,621,132	$490,451,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,356,430	$19,827,258
Accrued liabilities	49,896,796	91,340,609
Line of credit	30,000,000	25,000,000
Notes payable, current	12,515	28,131
Due to seller	28,656	7,823,009
Contingent consideration	4,973,152	19,792,982
Operating lease liability, current	3,844,561	2,773,020
Finance lease liability, current	4,694,467	3,534,073
Total current liabilities	121,806,577	170,119,082

Notes payable, non-current	5,215	41,586
Operating lease liability, non-current	8,599,072	7,223,941
Finance lease liability, non-current	10,031,138	7,896,392
Total liabilities	140,442,002	185,281,001
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 101,910,883 and 104,055,168 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	10,191	10,406
Additional paid-in-capital	321,087,583	320,693,866
Accumulated deficit	(1,402,167)	(21,394,310)
Accumulated other comprehensive income	1,221,869	1,484,905
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	320,917,476	300,794,867
Noncontrolling interests	(5,738,346)	4,376,089
Total stockholders’ equity	315,179,130	305,170,956
Total liabilities and stockholders’ equity	$455,621,132	$490,451,957
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

Revenues, net	$616,555,132	$624,288,642	$440,515,746
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	402,980,557	428,906,225	285,794,520
Operating expenses:
General and administrative	138,758,758	137,152,512	103,403,416
Depreciation and amortization	15,884,898	16,431,892	10,565,578
Legal and regulatory	17,146,891	13,082,569	8,780,590
Technology and development	11,589,402	10,858,724	5,384,853
Sales, advertising and marketing	1,505,900	2,801,740	4,755,161
Total expenses	587,866,406	609,233,662	418,684,118
Income from operations	28,688,726	15,054,980	21,831,628
Other (expense) income:
Interest (expense) income, net	(1,929,207)	1,684,399	762,685
Gain on remeasurement of warrant liabilities	—	—	1,127,388
Change in fair value of contingent liability	9,392,133	1,437,525	—
Finite-lived intangible asset impairment	(8,306,591)	—	—
Goodwill impairment	—	—	(2,921,958)
(Loss) gain on equity method investments	(316,044)	(343,336)	8,919
(Loss) gain on remeasurement of operating and finance leases	(32,363)	(866)	1,388,273
Gain on bargain purchase	—	—	1,593,612
Gain (loss) on disposal of fixed assets	23,682	(852,544)	(21,173)
Other income (expense)	228,666	(686,865)	(987,482)
Total other (expense) income	(939,724)	1,238,313	950,264
Net income before income tax expense	27,749,002	16,293,293	22,781,892
(Provision for) benefit from income taxes	(14,388,422)	(6,244,965)	7,961,321
Net income	13,360,580	10,048,328	30,743,213
Net (loss) income attributable to noncontrolling interests	(6,631,563)	3,189,873	(3,841,285)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	19,992,143	6,858,455	34,584,498
Other comprehensive income
Foreign currency translation adjustment	(263,036)	743,699	773,707
Total comprehensive income	$19,729,107	$7,602,154	$35,358,205
Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	$0.20	$0.07	$0.34
Weighted-average shares outstanding - Basic	102,395,141	103,511,299	101,228,369
Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$0.18	$0.06	$0.34
Weighted-average shares outstanding - Diluted	109,422,840	105,617,817	102,975,831
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares		Amount
Balance - December 31, 2021	100,133,953		$10,013	$283,161,216	$(63,556,714)	$(32,501)	$7,475,010	$227,057,024
Equity cost	—		—	(19,570)	—	—	—	(19,570)
Noncontrolling interest contribution	—		—	—	—	—	2,063,000	2,063,000
Common stock repurchased	(536,839)		(54)	(3,731,658)	—	—	—	(3,731,712)
Exercise of stock options	1,053,401		105	1,980,674	—	—	—	1,980,779
Cashless exercise of options	354,276		36	(230)	—	—	—	(194)
Stock based compensation	—		—	7,183,992	—	—	—	7,183,992
Restricted stock units	—		—	495,579	—	—	—	495,579
Share warrants conversion	1,406,371		141	12,381,432	—	—	—	12,381,573
Net loss attributable to noncontrolling interests	—		—	—	—	—	(3,841,285)	(3,841,285)
Foreign currency translation	—		—	—	—	773,707	—	773,707
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—		—	—	34,584,498	—	—	34,584,498
Balance - December 31, 2022	102,411,162		$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
UK Ltd. restricted stock	—		—	167,175	—	—	—	167,175
Health liquidation	—		—	—	70,284	—	—	70,284
Acquisition of CRMS	117,330		12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145		36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—		—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	465,429		46	1,413,962	—	—	—	1,414,008
Cashless exercise of options	6,374		1	(1)	—	—	—	—
Shares withheld for taxes	(280,654)		(27)	(2,308,927)	—	—	—	(2,308,954)
Stock-based compensation	975,382		97	20,403,185	—	—	—	20,403,282
Net loss attributable to noncontrolling interests	—		—	—	—	—	3,189,873	3,189,873
Foreign currency translation	—		—	—	—	743,699	—	743,699
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—		—	—	6,858,455	—	—	6,858,455
Balance - December 31, 2023	104,055,168		$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(3,647,342)	0	(365)	(13,755,906)	—	—	—	(13,756,271)
Stock-based compensation	1,205,461		120	13,137,405	—	—	—	13,137,525
Shares withheld for taxes	(297,313)		(30)	(1,168,847)	—	—	—	(1,168,877)
Exercise of stock options	16,559		2	26,328	—	—	—	26,330
CRMS True-up Payment	578,350		58	1,814,287	—	—	—	1,814,345
Acquisition of Ambulnz CO	—		—	340,450	—	—	(2,188,450)	(1,848,000)
Net loss attributable to noncontrolling interests	—		—	—	—	—	(6,631,563)	(6,631,563)
Dividends paid to noncontrolling interest	—		—	—	—	—	(1,294,422)	(1,294,422)
Foreign currency translation	—		—	—	—	(263,036)	—	(263,036)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—		—	—	19,992,143	—	—	19,992,143
Balance - December 31, 2024	101,910,883		$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,360,580	$10,048,328	$30,743,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation of property and equipment	5,606,818	4,829,780	4,114,346
Amortization of intangible assets	5,660,818	5,249,358	3,214,814
Amortization of finance lease right-of-use assets	4,617,262	6,352,754	3,236,418
(Gain) loss on disposal of assets	(23,682)	852,544	21,173
Deferred income tax	3,466,505	(1,981,519)	(9,957,967)
Loss (gain) on equity method investments	316,044	343,336	(8,919)
Bad debt expense	5,235,560	3,601,520	3,815,187
Stock-based compensation	13,634,086	20,969,174	8,054,571
Loss (gain) on remeasurement of operating and finance leases	32,363	866	(1,388,273)
Loss on liquidation of business	—	70,284	—
Gain on remeasurement of warrant liabilities	—	—	(1,127,388)
Gain on bargain purchase	—	—	(1,593,612)
Finite-lived intangible asset impairment	8,306,591	—	—
Goodwill impairment	—	—	2,921,958
Change in fair value of contingent consideration	(9,392,133)	(1,437,525)	—
Changes in operating assets and liabilities:
Accounts receivable	41,272,218	(160,524,934)	(8,415,793)
Asset held for sale	—	—	190,312
Prepaid expenses and other current assets	13,007,231	(10,843,890)	(4,181,035)
Other assets	(1,384,824)	1,059,605	1,557,655
Accounts payable	8,562,006	(1,780,403)	3,637,305
Accrued liabilities	(41,940,373)	58,968,844	(5,964,064)
Net cash provided by (used in) operating activities	70,337,070	(64,221,878)	28,869,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,834,146)	(7,584,561)	(3,198,234)
Acquisition of intangibles	(2,002,103)	(2,541,661)	(2,299,558)
Acquisition of businesses	—	(20,203,464)	(32,953,179)
Equity method investments	(310,450)	(298,932)	—
Investment in equity securities	(5,000,000)	—	—
Proceeds from disposal of property and equipment	274,427	747,088	3,000
Net cash used in investing activities	(10,872,272)	(29,881,530)	(38,447,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	45,000,000	25,000,000	—
Repayments of revolving credit line	(40,000,000)	—	(25,881)
Repayments of notes payable	(51,987)	(25,926)	(925,151)
Due to seller	(3,118,595)	(13,590,382)	(2,535,521)
Acquisition of noncontrolling interest	(1,848,000)	—	—
Earnout payments on contingent liabilities	(3,608,553)	(5,266,681)	—
Dividends paid to noncontrolling interest	(1,294,422)	—	—
Noncontrolling interest contributions	—	—	2,063,000

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Proceeds from exercise of stock options	26,330	1,581,183	1,980,585
Payments for taxes related to shares withheld for employee taxes	(1,168,877)	(2,308,954)	—
Common stock repurchased	(13,756,271)	—	(3,731,712)
Equity costs	—	—	(19,570)
Payments on obligations under finance lease	(4,334,463)	(4,270,553)	(2,985,568)
Net cash (used in) provided by financing activities	(24,154,838)	1,118,687	(6,179,818)

Effect of exchange rate changes on cash and cash equivalents	(190,639)	1,093,633	761,232

Net increase (decrease) in cash and restricted cash	35,119,321	(91,891,088)	(14,996,656)
Cash and restricted cash at beginning of period	72,217,986	164,109,074	179,105,730
Cash and restricted cash at end of period	$107,337,307	$72,217,986	$164,109,074

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$2,142,288	$250,100	$197,005
Cash paid for interest on finance lease liabilities	$769,041	$600,239	$559,596
Cash paid for income taxes	$7,249,331	$4,251,658	$1,505,235
Right-of-use assets obtained in exchange for lease liabilities	$13,973,620	$7,621,538	$5,035,201
Remeasurement of finance lease right-of-use asset due to lease modification	$300,000	$—	$—
Fixed assets acquired in exchange for notes payable	$—	$—	$923,377

Supplemental non-cash investing and financing activities:
Acquisition of remaining FMC NA through due to seller and issuance of stock	$—	$7,000,000	$—
Acquisition of CRMS through issuance of stock	$—	$1,000,000	$—
CRMS True-up Payment through issuance of stock	$1,814,345	$—	$—
Receivable exchanged for trade credits	$—	$1,500,000	$—
Pre-acquisition receivables written off through due to seller	$4,675,758	$—	$—

Reconciliation of cash and restricted cash
Cash	$89,241,695	$59,286,147	$157,335,323
Restricted cash	18,095,612	12,931,839	6,773,751
Total cash and restricted cash shown in statement of cash flows	$107,337,307	$72,217,986	$164,109,074
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
Pursuant to the Merger Agreement and as described in the Company’s definitive proxy statement/consent solicitation/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021, Merger Sub merged with and into Ambulnz, with Ambulnz continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company.
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI“) on the Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities (“VIEs“)

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
in which the Company does not have direct equity ownership. Certain amounts in the prior years’ Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
The Company has entered into management services agreements (“MSAs”) with professional corporations (“PCs”) that employ or contract with physicians and other health professionals in order to provide healthcare services to the public. Each such PC is established and operated pursuant to the requirements of its respective domestic jurisdiction governing the practice of medicine. The Company provides each PC with everything the PC needs to operate except for clinicians, which the PC is responsible for. Without the administrative services, software, intellectual property and administrative personnel (among other things) provided by the Company, the PCs could not carry out their businesses. Moreover, the PCs do not have sufficient equity to finance their activities without additional subordinated financial support. Based on the foregoing, these entities are considered VIEs, and an enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). In accordance with corporate practice of medicine restrictions, all clinical treatment decisions are made solely by licensed healthcare professionals engaged by the PCs. Nevertheless, the PCs cannot operate without the Company through the MSAs; therefore the Company significantly impacts the economic performance of the PCs and funds and absorbs all losses of its VIEs. The Company has therefore determined that it is the primary economic beneficiary of the PCs and appropriately consolidates them as VIEs.
Net loss for the Company’s VIEs were $231,952, $235,976 and $373,456 for the years ended December 31, 2024, 2023 and 2022, respectively. The total assets amounted to $20,837,325 and $4,364,274 on December 31, 2024 and 2023, respectively. Total liabilities were $21,516,860 and $4,811,857 on December 31, 2024 and 2023, respectively. The Company’s VIEs total stockholders’ deficit were $679,535 and $447,583 on December 31, 2024 and 2023, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts which are translated at historical rates. The Consolidated Statements of Operations and Comprehensive Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the years ended December 31, 2024, 2023 and 2022 were $(263,036), $743,699, and $773,707, respectively.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses; the disclosure of contingent assets and liabilities in its financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for credit loss, stock-based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, contingent consideration, reserve for losses within the Company’s insurance deductibles, income taxes, and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations could be adversely affected.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Major Customers
The Company had one customer that accounted for approximately 38% of revenues and 39% of net accounts receivable and another customer that accounted for 28% of revenues and 37% of net accounts receivable for the year ended December 31, 2024.
The Company had one customer that accounted for approximately 40% of revenues and 42% of net accounts receivable and another customer that accounted for 21% of revenues and 40% of net accounts receivable for the year ended December 31, 2023.
The Company had one customer that accounted for approximately 35% of revenues and 45% of net accounts receivable for the year ended December 31, 2022.
Major Vendor
The Company had one vendor that accounted for approximately 17%, 14% and 12% of total cost for the years ended December 31, 2024, 2023 and 2022, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternatives sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $4,020,221 and $3,699,793 with foreign financial institutions on December 31, 2024 and 2023, respectively.
Restricted Cash
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash in the Consolidated Balance Sheets. Restricted cash is classified as either a current or non-current asset depending on the

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for self-insurance exposures, and a standby letter of credit as required by its insurance carrier (see Note 10).
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
ARM Insurance, Inc., a Vermont-based wholly-owned captive insurance subsidiary of the Company, charges the operating subsidiaries premiums to insure the retained workers’ compensation, automobile liability, general liability and professional liability exposures. Pursuant to Vermont insurance regulations, ARM Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insurance exposures.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024, December 31, 2023 and December 31, 2022. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

Contingent Consideration

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company recorded a change in fair value of contingent consideration in the amount of $187,506 and

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
$(338,956) for the years ended December 31, 2024 and 2023, respectively. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026 and paid the remaining $2,008,524 as of December 31, 2024. There was no estimated contingent consideration amount payable for Ryan Brothers as of December 31,2024 and an estimated contingent consideration of $1,821,018 as of December 31, 2023 (see Note 4).
In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company recorded a change in fair value of contingent consideration in the amount of $(13,763) and $(374,044) for the years ended December 31, 2024 and 2023, respectively. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $265,538 and $279,301 as of December 31, 2024 and 2023, respectively (see Note 4).
In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2024, recorded a change in fair value of contingent consideration in the amount of $(2,000,312) for the year ended December 31, 2023, and did not record a change in fair value of contingent consideration for the year ended December 31, 2022. Additionally, the Company recorded foreign exchange movements of $(4,798) and $129,599 for the years ended December 31, 2024 and 2023, respectively. The Company did not record any foreign exchange movements for the year ended December 31, 2022. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of December 31, 2024 and a contingent liability balance of $604,827 as of December 31, 2023 (see Note 4).
In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company recorded a change in fair value of contingent consideration in the amount of $(9,565,876) and $1,265,645 for the years ended December 31, 2024 and 2023, respectively. On May 29, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $4,707,614 and $17,087,835 as of December 31, 2024 and 2023, respectively (see Note 4).
Impairment of Finite-Lived Intangible Assets

The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as they require management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants. Refer to Note 7.

Equity Investment Without Readily Determinable Fair Value

The Company has invested in equity securities without readily determinable fair values and has elected to measure them using the measurement alternative in accordance with ASC 321, Investments - Equity Securities (“ASC 321”). This

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
investment is carried at cost less any impairment and adjusted to fair value if there are observable price changes for an identical or similar investment of the same issuer. Refer to Note 8.

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board (“FASB”) ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2024, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $6,276,454. The Company recognized an additional provision for credit losses of $4,384,866 and write offs of $(4,787,379) during the year. The Company’s balance in its allowance for credit losses amounted to $5,873,942 as of December 31, 2024.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Derivative Liabilities
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
Related party transactions are recorded within operating expenses in the Consolidated Statements of Operations and Comprehensive Income. For details regarding the related party transactions that occurred during the years ended December 31, 2024, 2023 and 2022 refer to Note 18.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Year ended December 31,
	2024	2023	2022
Primary Geographical Markets
U.S.	$558,790,845	$571,887,943	$419,578,082
U.K.	57,764,287	52,400,699	20,937,664
Total revenue	$616,555,132	$624,288,642	$440,515,746

Major Segments/Service Lines
Mobile Health Services	$423,126,040	$442,793,537	$325,891,440
Transportation Services	193,429,092	181,495,105	114,624,306
Total revenue	$616,555,132	$624,288,642	$440,515,746
Stock Based Compensation
The Company maintains stock incentive plans under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards, expense is recognized over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if the management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.
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

	Year Ended December 31,
	2024	2023	2022
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$19,992,143	$6,858,455	$34,584,498
Weighted-average shares - basic	102,395,141	103,511,299	101,228,369
Effect of dilutive options	7,027,699	2,106,518	1,747,462
Weighted-average shares - dilutive	109,422,840	105,617,817	102,975,831
Net income per share attributable to DocGo Inc. and Subsidiaries - Basic	0.20	0.07	0.34
Net income per share attributable to DocGo Inc. and Subsidiaries - Diluted	0.18	0.06	0.34
Anti-dilutive employee share-based awards excluded	7,251,625	10,638,371	9,000,750

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
Equity Investment without Readily Determinable Fair Value
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investments without readily determinable fair value in accordance with ASC 321. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the years ended December 31, 2024, 2023 and 2022, no impairment losses were recognized for the equity investments without readily determinable fair values.

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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Recently Issued Accounting Standards Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Adoption of this standard modified the Company’s segment disclosures but did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, or Consolidated Statements of Cash Flows. Refer to Note 13 for the updated presentation.
Recently Issued Accounting Standards Not Yet Adopted
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
3. Property and Equipment, net
Property and equipment, net as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023

Transportation equipment	$17,300,595	$17,438,072
Medical equipment	9,210,203	7,104,161
Office equipment and furniture	4,293,100	3,701,657
Leasehold improvements	1,239,089	709,619
Buildings	527,283	527,283
Land	37,800	37,800
	32,608,070	29,518,592
Less: Accumulated depreciation	(17,726,659)	(12,683,108)
Property and equipment, net	$14,881,411	$16,835,484
During the year ended December 31, 2024, the Company disposed of assets with a cost of $758,859 and accumulated depreciation of $509,378 for proceeds of $274,427. The Company recorded a gain on disposal of assets of $24,946.
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
The Company recorded depreciation expenses of $5,606,818, $4,829,780 and $4,114,346 as of December 31, 2024, 2023 and 2022, respectively.

4. Acquisitions
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
During the year ended December 31, 2024, the Company wrote off $1,315,691 and paid $109,619 of pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company paid $3,000,000 of the $6,000,000 remaining purchase price payable as of December 31, 2023 and paid the remaining $3,000,000 as of December 31, 2024. There was no remaining purchase price payable as of December 31, 2024 and a purchase price payable of $3,000,000 as of December 31, 2023. As of December 31, 2024 and 2023, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $28,656 and $1,453,966, respectively.
The Company recorded a change in fair value of contingent consideration in the amount of $(13,763) and $(374,044) for the years ended December 31, 2024 and 2023, respectively. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The estimated contingent consideration amount payable for Exceptional was $265,538 and $279,301 as of December 31, 2024 and 2023, respectively.
Ryan Bros. Fort Atkinson, LLC
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
During the year ended December 31, 2024, the Company wrote off $3,360,067 pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company made payments in the amount of $8,976 on the remaining purchase price payable during the year ended December 31, 2024. There was no remaining due to seller balance as of December 31, 2024 and a due to seller balance of $3,369,043 as of December 31, 2023.
The Company recorded a change in fair value of contingent consideration in the amount of $187,506 and $(338,956) for the years ended December 31, 2024 and 2023, respectively. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026 and paid the remaining $2,008,524 as of December 31, 2024. There was no estimated contingent consideration amount payable for Ryan Brothers as of December 31,2024 and an estimated contingent consideration of $1,821,018 as of December 31, 2023.
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
Additionally, the Company paid $11,279,201 of deferred consideration to LMS during the year ended December 31, 2023. As of December 31, 2024 and 2023, there was no remaining due to seller amounts outstanding.
The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2024, recorded a change in fair value of contingent consideration in the amount of $(2,000,312) for the year ended December 31, 2023, and did not record a change in fair value of contingent consideration for the year ended December 31, 2022.

Additionally, the Company recorded foreign exchange movements of $(4,798) and $129,599 for the years ended December 31, 2024 and 2023, respectively. The Company did not record any foreign exchange movements for the year ended December 31, 2022. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of December 31, 2024 and a contingent liability balance of $604,827 as of December 31, 2023.
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
The Company recorded a change in fair value of contingent consideration in the amount of $(9,565,876) and $1,265,645 for the years ended December 31, 2024 and 2023, respectively. On May 29, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $4,707,614 and $17,087,835 as of December 31, 2024 and 2023, respectively.
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

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	Ambulnz CO	FMC NA	CRMS	Total

Consideration:
Cash consideration	$1,848,000	$4,000,000	$9,000,000	$14,848,000
Stock consideration	—	3,000,000	1,000,000	4,000,000
Due to seller	—	—	—	—
Amounts held under an escrow account	—	—	—	—
Contingent liability	—	—	15,822,190	15,822,190
Total consideration	$1,848,000	$7,000,000	$25,822,190	$34,670,190

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$—	$1,574,604	$1,574,604
Accounts receivable	—	—	2,033,533	2,033,533
Other current assets	—	—	293,478	293,478
Property and equipment	—	—	—	—
Intangible assets	—	—	15,930,000	15,930,000
Total identifiable assets acquired	—	—	19,831,615	19,831,615

Accounts payable	—	—	28,978	28,978
Due to seller	—	—	2,448,460	2,448,460
Other current liabilities	—	—	174,177	174,177
Total liabilities assumed	—	—	2,651,615	2,651,615

Noncontrolling interests	2,188,450	2,567,037	—	4,755,487

Goodwill	—	—	8,642,190	8,642,190
Additional paid-in-capital	(340,450)	4,432,963	—	4,092,513

Total purchase price	$1,848,000	$7,000,000	$25,822,190	$34,670,190
Pro Forma Disclosures
The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2023 and 2022 gives effect to the acquisitions disclosed above as if they had occurred on January 1, 2022. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. The figures presented below for the year ended December 31, 2023 represent the actual results of the Company, as the financial results of CRMS were consolidated in the Company’s results of operations for the entirety of the period.

	2023	2022
Revenue	$627,402,261	$539,522,587
Net income	$11,087,122	$46,960,359
The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.
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
The intercompany receivables and intercompany payables were eliminated in the Company’s Consolidated Balance Sheet as of December 31, 2022.
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

The Company did not record any goodwill in connection with acquisitions during the year ended December 31, 2024. The Company recorded an aggregate of $8,642,190 in goodwill in connection with its acquisitions during the year ended December 31, 2023.

The carrying value of goodwill amounted to $47,432,550 as of December 31, 2024. The changes in the carrying value of goodwill for the year ended December 31, 2024 are as noted in the table below:

Carrying Value
Balance as of December 31, 2022	$38,900,413
Goodwill acquired during the period	8,642,190
Currency translation adjustment and others	(2,674)
Balance as of December 31, 2023	$47,539,929
Currency translation adjustment and others	(107,379)
Balance as of December 31, 2024	$47,432,550
7. Intangibles
Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(242,059)	$5,769
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	2,051,826	—	(11,227,960)	901,953
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-9 years	28,337,524	(37,400)	(8,306,591)	(6,504,390)	13,489,143
Trademark	8-15 years	427,531	(21,999)	—	(100,138)	305,394
Non-compete agreements	5 years	100,000	—	—	(35,000)	65,000
Trade credits	5 years	1,500,000	—	—	—	1,500,000
		$50,152,524	$1,992,427	$(8,306,591)	$(18,109,547)	$25,728,813

	December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(235,967)	$11,861
Operating licenses	Indefinite	8,799,004	600,000	—	—	9,399,004
Internally developed software	4-5 years	8,284,058	1,794,029	—	(8,821,563)	1,256,524
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-9 years	12,397,954	15,939,570	—	(3,334,925)	25,002,599
Trademark	8-15 years	389,469	38,062	—	(62,141)	365,390
Non-compete agreements	5 years	—	100,000	—	(15,000)	85,000
Trade credits	5 years	—	1,500,000	—	—	1,500,000
		$30,180,863	$19,971,661	$—	$(12,469,596)	$37,682,928
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $(12,455) for the year ended December 31, 2024. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. During the year ended December 31, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276. The Company recorded a loss on disposal of intangible assets of $1,264 for the year ended December 31, 2024.
There were no disposal of intangible assets for the years ended December 31, 2023 and 2022.
The Company also reclassified certain intangible assets with a cost of $30,361 and accumulated amortization of $8,136 to “legal and regulatory” expenses within the Consolidated Statements of Operations and Comprehensive Income.
The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as they require management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants.
The Company recorded amortization expense of $5,660,818, $5,249,358 and $3,214,814 for the periods ended December 31, 2024, 2023 and 2022, respectively.
Future amortization expense at December 31, 2024 for the next five years and in the aggregate are as follows:

Amortization Expense
2025	$2,839,672
2026	2,167,093
2027	2,149,822
2028	2,113,652
2029	2,080,148
Thereafter	3,416,872
Total	$14,767,259

8. Investments
The Company’s ownership interest and carrying amounts of investments as of December 31, 2024 and 2023 consist of the following:

	December 31, 2024		December 31, 2023
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity investment without readily determinable fair value		$5,000,000		$—
Equity method investment	Various	547,979	Various	553,573
Total investments		$5,547,979		$553,573
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended 2024, no impairment losses or upward adjustments were recognized for the equity investments without readily determinable fair value. As of December 31, 2024, the Company’s investments in equity securities without readily determinable fair values totaled $5,000,000, and are included in the caption “Investments” on the Consolidated Balance Sheets.
Equity Method Investments
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the year ended December 31, 2024 and 2023, the Company made an additional investment amounting to $310,450 and $298,932, respectively. The Company’s carrying value in RND, an equity method investee, is reflected in the caption “Investments” on the Consolidated Balance Sheets. Changes in value of RND are recorded in “(Loss) gain on equity method investments” on the accompanying Consolidated Statements of Operations and Comprehensive Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of December 31, 2024 and December 31, 2023, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in the caption “Investments” on the accompanying Consolidated Balance Sheets. Changes in value of NPA are recorded in “(Loss) gain on equity method investments” on the Consolidated Statements of Operations and Comprehensive Income.

9. Accrued Liabilities
Accrued liabilities consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
Accrued workers' compensation and other insurance liabilities	$16,738,835	$12,881,902
Accrued general expenses	13,924,809	27,001,232
Accrued subcontractors	9,174,499	37,858,755
Accrued payroll	4,374,654	6,464,192
Accrued bonus	3,078,445	4,784,005
Other current liabilities	2,605,554	2,350,523
Total accrued liabilities	$49,896,796	$91,340,609
10. Line of Credit
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
As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of December 31, 2024, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. The Company incurred $2,162,753 and $359,330 in interest charges relating to its Revolving Facility for the years ended December 31, 2024 and 2023, respectively, which is reflected in interest (expense) income on the Company’s Consolidated Statements of Operations and Comprehensive Income.
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. The letter of credit automatically renewed on October 20, 2024. As of December 31, 2024, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit expires on the one-year anniversary of the closing date, or December 20, 2025 and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of December 31, 2024, no amounts had been drawn.

11. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $1,082, inclusive of interest ranging from 2.5% to 4.8%. The loan notes mature at various times through 2026 and are secured by transportation equipment.
During the year ended December 31, 2024, the Company fully repaid one of its loan payables that was originally scheduled to mature in August 2026 amounting to $38,949. As of December 31, 2024, the Company has one remaining loan payable, scheduled to mature in May 2026, with an outstanding balance of $17,730.
The following table summarizes the Company’s notes payable:

	December 31, 2024	December 31, 2023
Equipment and financing loans payable, between 2.5% and 4.8% interest and maturing on May 2026 and August 2026	$17,730	$69,717
Total notes payable	17,730	69,717
Less: current portion of notes payable	12,515	28,131
Total non-current portion of notes payable	$5,215	$41,586
Interest expenses were $3,407, $(201,883) and $117,664 for the periods ended December 31, 2024, 2023 and 2022, respectively.
Future minimum annual maturities of notes payable as of December 31, 2024 are as follows:

Notes Payable
2025	$12,515
2026	5,215
Total maturities	17,730
Current portion of notes payable	(12,515)
Long-term portion of notes payable	$5,215
12. Derivative Liabilities
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
There were no warrants liabilities outstanding for the years ended December 31, 2024, 2023 and 2022.
13. Business Segment Information
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
In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision maker. The Company has also disclosed an amount for other segment items, which are amounts included in income (loss) from operations that are not regularly provided to the chief operating decision maker. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, and other general and administrative expenses such as management fees, occupancy expense, and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.
Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Year Ended December 31, 2024
Revenues	$423,126,040	$193,429,092	$—	$616,555,132
Significant Segment Expenses	248,887,401	157,386,875	38,938,940	445,213,216
Personnel costs	115,480,700	120,548,486	34,009,595	270,038,781
Subcontractor costs	125,495,305	19,463,199	4,929,345	149,887,849
Vehicle costs	7,911,396	17,375,190	—	25,286,586
Other segment items	80,212,789	38,087,398	24,353,003	142,653,190
Income (loss) from operations	94,025,850	(2,045,181)	(63,291,943)	28,688,726
Depreciation and amortization expense	4,770,367	8,305,049	2,809,482	15,884,898
Stock compensation	6,033,516	274,207	7,326,363	13,634,086
Finite-lived intangible asset impairment	8,306,591	—	—	8,306,591

Change in fair value of contingent consideration	(9,392,133)	—	—	(9,392,133)

Total assets	208,739,901	134,169,086	112,712,145	455,621,132
Long-lived assets	36,515,356	68,846,225	9,977,190	115,338,771
Capital expenditures	2,815,218	9,324,171	2,179,585	14,318,974

Year Ended December 31, 2023
Revenues	$442,793,537	$181,495,105	$—	$624,288,642
Significant Segment Expenses	283,980,203	146,950,131	44,139,528	475,069,862
Personnel costs	122,233,677	116,689,011	40,156,572	279,079,260
Subcontractor costs	155,134,128	15,380,523	3,982,956	174,497,607
Vehicle costs	6,612,398	14,880,597	—	21,492,995
Other segment items	78,450,514	31,003,597	24,709,689	134,163,800
Income (loss) from operations	80,362,820	3,541,377	(68,849,217)	15,054,980
Depreciation and amortization expense	4,226,657	9,393,895	2,811,340	16,431,892
Stock compensation	1,698,350	1,434,505	17,836,319	20,969,174
Finite-lived intangible asset impairment	—	—	—	—
Change in fair value of contingent consideration	(1,437,525)	—	—	(1,437,525)

Total assets	280,646,925	132,178,214	77,626,818	490,451,957
Long-lived assets	32,841,680	78,848,587	11,952,528	123,642,795
Capital expenditures	30,163,882	20,254,373	597,283	51,015,538

Year Ended December 31, 2022
Revenues	$325,891,440	$114,624,306	$—	$440,515,746
Significant Segment Expenses	189,978,467	102,697,543	33,409,491	326,085,501
Personnel costs	95,636,747	81,851,310	31,055,130	208,543,187
Subcontractor costs	83,158,899	8,236,644	2,354,361	93,749,904
Vehicle costs	11,182,821	12,609,589	—	23,792,410
Other segment items	43,202,810	26,472,934	22,922,873	92,598,617
Income (loss) from operations	92,710,163	(14,546,171)	(56,332,364)	21,831,628
Depreciation and amortization expense	1,685,114	6,050,265	2,830,199	10,565,578
Stock compensation	1,425,299	1,415,670	5,213,602	8,054,571
Finite-lived intangible asset impairment	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—

Total assets	116,821,500	118,627,613	157,828,515	393,277,628
Long-lived assets	33,181,594	65,580,291	2,479,889	101,241,774
Capital expenditures	39,569,802	52,105,196	2,542,854	94,217,852
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.

Geographic Information
The following table summarizes Long-lived assets by geographic location for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Primary Geographical Markets
U.S.	$96,380,597	$103,779,506	$83,145,362
U.K.	18,958,174	19,863,289	18,096,412
Total long-lived assets	$115,338,771	$123,642,795	$101,241,774
Revenues by geographic location are included in Note 2.
14. Equity
Unregistered Sales of Equity Securities
On July 19, 2024, in connection with the CRMS acquisition, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. The True-up Payment was based on CRMS’ attainment of full-year EBITDA targets for 2023 (see Note 4).
Share Repurchase Program
On May 24, 2022, the Company’s Board of Directors (the “Board of Directors” or the “Board”) authorized a share repurchase program to purchase up to $40,000,000 of Common Stock (the “2022 Repurchase Program”). During the second and fourth quarter of 2022, the Company repurchased 536,839 shares of its Common Stock for $3,731,712. These shares were subsequently cancelled. The 2022 Repurchase Program, which did not oblige the Company to repurchase a specific number of shares, expired on November 24, 2023.
On January 30, 2024, the Board of Directors authorized a new share repurchase program to purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024 (the “Prior Repurchase Program”). The Prior Repurchase Program did not obligate the Company to repurchase a specific number of shares.

On August 5, 2024, following the expiration of the previously authorized share repurchase program on July 30, 2024, the Board effectively extended the Prior Repurchase Program by authorizing a new share repurchase program (the “New Repurchase Program”) on the same terms and conditions as the Prior Repurchase Program other than expiration, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration. The New Repurchase Program was originally set to expire on December 31, 2024. On December 20, 2024, the Board of Directors extended the expiration date of the New Repurchase Program from December 31, 2024 to June 30, 2025.

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

During the year ended December 31, 2024, the Company repurchased and subsequently cancelled 3,647,342 shares of Common Stock for $13,756,271. There were no shares repurchased during the year ended December 31, 2023.
15. Stock Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”) replacing Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of December 31, 2024, approximately 4.9 million employee stock options had vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the consummation of the Business Combination, the management of Ambulnz took the average of several publicly traded companies that were representative of Ambulnz’s size and industry in order to estimate its expected stock volatility. Subsequent to the Business Combination, the Company utilized publicly available pricing. The expected term of the options represented the period of time the instruments were expected to be outstanding. The Company based the risk-free interest rate on the rate payable on the U.S. Treasury securities corresponding to the expected term of the awards at the date of grant. Expected dividend yield was zero based on the fact that the Company had not historically paid and does not intend to pay a dividend in the foreseeable future.
The following assumptions were used to compute the fair value of the stock option grants during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.2% - 4.5%	4.1% - 4.9%
Expected term (in years)	5.56	6.25
Volatility	61% - 71%	52% - 62%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan for the years ended December 31, 2024 and 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2022	11,571,308	$7.11	9.05	$39,389,063
Granted/vested during the year	1,566,010	7.93	—	—
Exercised during the year	(514,065)	3.55	—	—
Cancelled during the year	(680,989)	7.52	—	—
Balance as of December 31, 2023	11,942,264	7.36	8.16	3,961,556
Granted/vested during the year	506,822	3.59	—	—
Exercised during the year	(16,559)	1.59	—	—
Cancelled during the year	(4,265,031)	7.69	—	—
Balance as of December 31, 2024	8,167,496	6.98	7.32	$2,521,202
Options vested and exercisable as of December 31, 2024	4,944,286	$6.95	6.82	$2,233,701
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the years ended December 31, 2024 and 2023 was $3.59 and $7.93, respectively.
On December 31, 2024, 2023 and 2022, the total recorded stock-based compensation related to stock option awards granted was $6,652,789, $11,795,320, and $6,232,992, respectively.
On December 31, 2024, 2023 and 2022, the total unrecognized compensation related to unvested stock option awards granted was $11,246,649, $29,058,756 and $41,666,564, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.43 years.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs for the year ended December 31, 2024 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2023	2,424,095	$5.61
Granted	3,009,868	3.94
Vested	(1,205,460)	4.82
Forfeited	(159,516)	4.92
Balance as of December 31, 2024	4,068,987	4.63
Vested and unissued as of December 31, 2024	10,990	3.42
Non-vested as of December 31, 2024	4,057,997	4.64
The total grant-date fair value of RSUs granted during the year ended December 31, 2024 was $11,854,256.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $5,783,838, $9,101,027, and $1,821,579, respectively, out of which none and $493,043 is included in accrued liabilities as of December 31, 2024 and 2023, respectively.
On December 31, 2024, 2023 and 2022, the total unrecognized compensation related to unvested RSUs granted was $17,458,680, $12,602,662 and $2,177,713, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
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

Activity under PSUs for the year ended December 31, 2024 was as follows:

	PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance as of December 31, 2023	1,085,270	$5.16
Granted	1,205,251	4.19
Vested	—	—
Performance Adjustment	(217,054)	5.16
Balance as of December 31, 2024	2,073,467	4.60
Vested and unissued as of December 31, 2024	—	—
Non-vested as of December 31, 2024	2,073,467	4.60
The total grant-date fair value of PSUs granted during the year ended December 31, 2024 was $9,529,994.
For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $1,197,459 and $72,827, respectively, which are included in accrued liabilities.
As of December 31, 2024 and 2023, the Company had unrecognized compensation cost related to non-vested PSUs amounting to $8,332,535 and $5,527,166, respectively, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
16. Leases
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

Lease Costs
The table below comprises lease expenses for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31,
	2024	2023	2022
Components of total lease cost:
Operating lease expense	$3,851,686	$3,418,134	$2,294,636
Finance lease expense:
Amortization of right-of-use assets	4,617,262	6,352,754	3,236,418
Interest on lease liabilities	769,041	600,239	559,596
Finance lease expense	5,386,303	6,952,993	3,796,014
Short-term lease expense	2,580,933	1,678,487	1,201,622
Total lease cost	$11,818,922	$12,049,614	$7,292,272
Lease Payments
The table below comprises lease payments for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31,
	2024	2023	2022
Components of total lease payments:
Operating lease payment	$3,711,545	$3,287,125	$2,294,636
Finance lease payment	4,334,463	4,270,553	2,985,568
Total lease payments	$8,046,008	$7,557,678	$5,280,204
Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss (Gain) on Lease Remeasurement
During the year, the Company reassessed the use of some office spaces, resulting in the early termination of two leased office spaces. The Company recorded a loss from remeasurement of operating lease of $13,469 and a gain of $4,566 for the years ended December 31, 2024 and 2023, respectively.
There were no gains or losses recorded relating to remeasurement of operating leases for the year ended December 31, 2022.

Lease Position as of December 31, 2024 and 2023
Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Assets
Lease right-of-use assets	$11,958,698	$9,580,535
Total lease assets	$11,958,698	$9,580,535

Liabilities
Current liabilities:
Lease liability - current portion	$3,844,561	$2,773,020
Noncurrent liabilities:
Lease liability, net of current portion	8,599,072	7,223,941
Total lease liability	$12,443,633	$9,996,961

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) - operating leases	3.65
Weighted average discount rate - operating leases	5.86%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of December 31, 2024 are as follows:

Operating Leases
2025	$4,475,876
2026	3,832,409
2027	2,585,529
2028	1,763,468
2029	956,779
Thereafter	304,729
Total future minimum lease payments	13,918,790
Less effects of discounting	(1,475,157)
Present value of future minimum lease payments	$12,443,633
Finance Leases
The Company leases vehicles under non-cancelable finance lease agreements with a liability of $14,725,605, $11,430,465 and $8,646,803 for the years ended December 31, 2024, 2023 and 2022, respectively, and a right-of-use net of $15,337,299, $12,003,919 and $9,039,663 for the years ended December 31, 2024, 2023 and 2022, respectively (accumulated depreciation of $9,128,202, $11,679,823 and $7,906,966 as of December 31, 2024, 2023 and 2022, respectively).

Loss (Gain) on Lease Remeasurement
During the year, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a loss on remeasurement of finance lease of $18,894 and $5,432 during the years ended December 31, 2024 and 2023 respectively.
In June 2022, the Company reassessed its finance lease estimates relating to vehicle mileage and residual value. As a result, the Company determined to purchase the vehicles at the end of the leases, which resulted in a gain of $1.4 million recorded as gain on remeasurement of finance lease on the Consolidated Statements of Operations and Comprehensive Income.
Lease Position as of December 31, 2024 and 2023
Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Assets
Lease right-of-use assets	$15,337,299	$12,003,919
Total lease assets	$15,337,299	$12,003,919

Liabilities
Current liabilities:
Lease liability - current portion	$4,694,467	$3,534,073
Noncurrent liabilities:
Lease liability, net of current portion	10,031,138	7,896,392
Total lease liability	$14,725,605	$11,430,465
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of December 31, 2024:

Weighted average remaining lease term (in years) - finance leases	3.45
Weighted average discount rate - finance leases	5.75%

Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of December 31, 2024 are as follows:

Finance Leases
2025	$5,417,251
2026	4,615,612
2027	3,396,644
2028	2,202,280
2029	660,590
Thereafter	—
Total future minimum lease payments	16,292,377
Less effects of discounting	(1,566,772)
Present value of future minimum lease payments	$14,725,605
17. Other (Expense) Income

The Company recognized $(939,724), $1,238,313 and $950,264 of other (expense) income for the years ended December 31, 2024, 2023 and 2022, respectively, as set forth in the table below.

	Year Ended December 31,

Other (expense) income	2024	2023	2022
Interest (expense) income, net	$(1,929,207)	$1,684,399	$762,685
Gain on remeasurement of warrant liabilities	—	—	1,127,388
Change in fair value of contingent liability	9,392,133	1,437,525	—
Finite-lived intangible asset impairment	(8,306,591)	—	—
Goodwill impairment	—	—	(2,921,958)
(Loss) gain on equity method investments	(316,044)	(343,336)	8,919
(Loss) gain on remeasurement of operating and finance leases	(32,363)	(866)	1,388,273
Gain on bargain purchase	—	—	1,593,612
Gain (loss) on disposal of fixed assets	23,682	(852,544)	(21,173)
ABC litigation	—	(1,000,000)	—
Other income (expense)	228,666	313,135	(987,482)
Total other (expense) income	$(939,724)	$1,238,313	$950,264
18. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $1,207,843, $916,370 and $960,081 for the years ended December 31, 2024, 2023 and 2022, respectively.

Included in accounts payable were $55,545 and $0 due to related parties as of December 31, 2024 and 2023, respectively. There are no amounts related to accrued liabilities as of December 31, 2024 and 2023 related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services for the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, a related party. The Company made subcontractor payments to PrideStaff totaling $155,749, $0 and $547,500 for the years ended December 31, 2024, 2023 and 2022, respectively.
Included in accounts payable were $17,149 and $0 due to related parties as of December 31, 2024 and 2023, respectively. Included in accrued liabilities were $13,097 and $0 due to related parties as of December 31, 2024 and 2023 related to subcontractor services.
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
As compensation for his services during the Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Anthony Capone totaling $180,000, $90,000, and $0 for the years ended December 31, 2024, 2023, and 2022 respectively.
Included in accounts payable were $0 and $45,000 due to related parties as of December 31, 2024, and 2023, respectively.
Consulting Agreement - Stan Vashovsky

On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky will continue to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky will provide advisory services as may be requested from time to time by the Company’s executive officers or the Board of Directors and assist with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, receive an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky will also be eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $105,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the year ended December 31, 2024.

There were no amounts included in accounts payable and accrued liabilities as of December 31, 2024 and 2023 related to the Vashovsky Consulting Agreement.

Consulting Agreement - Steven Katz

On September 26, 2024, the Company entered into a transition consulting agreement (the “Katz Consulting Agreement”) with Steven Katz, who resigned as a director and independent Chair of the Board of Directors effective October 1, 2024. Pursuant to the Katz Consulting Agreement, Mr. Katz served as a consultant to the Company until December 31, 2024 (the “Katz Consulting Period”). During the Katz Consulting Period, Mr. Katz provided transition advisory services relating to the Board and its committees as requested from time to time by the Company’s executive officers or the Board of Directors.

As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made payments to Steven Katz totaling $5,000, $0, and $0 for the years ended December 31, 2024, 2023, and 2022 respectively.

Included in accounts payable and accrued liabilities were $2,500 and $0 due to related parties as of December 31, 2024 and 2023, respectively, related to the Katz Consulting Agreement.

19. Income Taxes
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax benefit	21.00%	21.00%	21.00%
Permanent items	6.33%	26.18%	0.56%
State taxes, net of federal tax benefit	19.88%	20.67%	7.77%
Rate Change	(3.57)%	(0.04)%	0.17%
Effects of Rates Different from Statutory	(0.35)%	0.04%	0.01%
Other	(9.73)%	(29.54)%	(3.64)%
Change in valuation allowance	18.29%	(1.91)%	(54.94)%
Income tax provision (benefit)	51.85%	36.40%	(29.07)%
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$6,182,372	$2,555,164	$1,493,772
State and local	4,739,545	5,782,335	502,872
	$10,921,917	$8,337,499	$1,996,644
Deferred:
Federal	$3,250,410	$1,650,695	$(7,683,475)
State and local	216,095	(3,256,914)	(2,649,791)
Foreign	—	(375,300)	375,301
	3,466,505	(1,981,519)	(9,957,965)
Total income tax expense (benefit)	$14,388,422	$6,355,980	$(7,961,321)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2024	2023
Deferred tax assets:
Allowance for credit loss	$1,519,406	$1,683,119
Accrued expenses	901,403	799,295
Lease liability	6,001,016	4,674,177
Stock compensation	5,982,385	5,039,590
Research and development expense	1,399,066	865,800
Net operating loss	8,990,407	4,568,113
Other	(375,247)	(471,694)
Total deferred tax asset	$24,418,436	$17,158,400

Valuation allowance	(6,187,664)	(1,207,673)
Deferred income tax assets, net of allowance	$18,230,772	$15,950,727

Deferred tax liabilities:
Prepaid expenses	$(1,007,405)	$(780,767)
Depreciation	(1,252,332)	(3,819,069)
Right-of-use asset	(5,903,840)	(4,544,024)
Amortization	(1,645,161)	5,081,672
Total deferred tax liability	$(9,808,738)	$(4,062,188)

Deferred tax assets, net of allowance	$8,422,034	$11,888,539
The Company has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax asset will not be realized and, accordingly, has provided a partial valuation allowance against its net deferred tax asset as of December 31, 2024 and 2023, respectively. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.
As of December 31, 2024 ,2023 and 2022, the Company had federal net operating loss carryforwards of approximately $0, $0 and $35,289,184, respectively. As of December 31, 2024, 2023, and 2022, the Company had approximately $24,273,354, $10,737,510 and $1,520,345 of foreign net operating loss carryforwards, respectively. As of December 31, 2024, 2023 and 2022, the Company had state net operating loss carryforward of approximately $36,878,259, $36,422,543 and $2,592,560, respectively. The federal net operating loss carryforwards generated after December 31, 2017 of $35,298,184 carry forward indefinitely. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2040. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar provisions.
The difference between the statutory income taxes on the Company’s pre-tax loss and the Company’s effective income tax rate during the years ended December 31, 2024 and 2023 is primarily due to a recorded valuation allowance and other state taxes. The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $6,187,664 and $1,207,673,

respectively. The net change in the total valuation allowance for the years ended December 31, 2024, and 2023 was an increase (decrease) of $4,979,991 and $(312,672), respectively.
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
The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2024, 2023, and 2022.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, open years related to all jurisdictions are 2023, 2022 and 2021. The Company has an on-going tax audit in California as of December 31, 2024.
20. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of December 31, 2024.
21. Legal Proceedings
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
Given the overlapping claims and time periods presented in the California Labor Actions, in an effort to reach a global resolution, these actions were mediated concurrently on February 5, 2025. The parties reached a resolution, in principle, at the mediation. At the time of this filing, the parties are working to finalize the settlement documents memorializing that resolution.

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

On May 30, 2024 and on July 15, 2024, two purported shareholder derivative actions were filed against certain current and former officers and directors of the Company. The Company was named as a nominal defendant in both actions, and the complaints named the Company’s current board of directors, including its Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. These actions were filed by Ryne Shetterly in U.S. District Court for the Southern District of New York (the “Shetterly Action”), and Salma Daboul in the Supreme Court for the State of New York (the “Daboul Action”). Both actions purported to assert claims for breach of fiduciary duty and other related claims on behalf of the Company. Both asserted factual allegations substantially similar to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 29, 2024, the U.S. District Court for the Southern District of New York issued an order to transfer the Shetterly Action to the United States District Court for the District of Delaware. On September 6, 2024, the plaintiff in the Daboul Action voluntarily discontinued the action. On November 25, 2024, the parties filed a stipulation and proposed order for voluntary dismissal of the Shetterly Action, which the judge signed.

Cybersecurity Action

On August 22, 2024, Maria Ballesteros, individually and on behalf of others similarly situated, filed a complaint against Ambulnz NY, LLC, a subsidiary of the Company (“Ambulnz NY”), in the U.S. District Court for the Southern District of New York arising from a data security incident that the Company experienced in April 2024 (the “Cybersecurity Action”). The Cybersecurity Action alleged negligence, negligence per se, breach of fiduciary duty, breach of implied contract and violations of California’s Unfair Competition Law, the California Privacy Act and the California Consumer Records Act, and sought various forms of monetary and injunctive relief. Before Ambulnz NY responded to the complaint, the parties engaged in early mediation that resulted in a settlement in principle. The parties are still negotiating the final terms of the settlement, but the plaintiff has since dismissed the case and intends to re-file in Florida state court once the settlement is finalized and seek approval of the settlement there. The settlement in principle is on a claims-made basis, so the Company cannot reasonably estimate the amount that will be paid at this time. However, the Company maintains cybersecurity insurance coverage to limit its exposure to losses relating to cybersecurity incidents, including costs arising from litigation such as the Cybersecurity Action and the expected settlement.
22. Risk and Uncertainties
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
23. Subsequent Events
Acquisition of Professional Technicians, Inc.
On February 10, 2025, Holdings acquired 100% of the outstanding shares of common stock of Professional Technicians, Inc. (“PTI”). The aggregate purchase price consisted of $4,000,000 in cash consideration, $3,800,000 of which was paid at closing. The Company also agreed to pay PTI up to an additional $1,500,000 in deferred consideration upon meeting certain performance conditions through the period beginning on April 1, 2025 and ending on March 31, 2026.

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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
In the fourth quarter of 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as indicated below, the information required under this Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Proxy Statement”).
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
We have also adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of our securities that applies to our directors, officers, employees, consultants, contractors and other covered persons, as well as DocGo itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation.
The information required by this Item 11 of Form 10-K will be included in our Proxy Statement under the captions “Executive Compensation” and “Other Corporate Governance Practices and Policies” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Form 10-K will be included in our Proxy Statement under the captions “Equity Compensation Plan Information” and “Certain Information About Our Common Stock” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 of Form 10-K will be included in our Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 of Form 10-K will be included in our Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of DocGo Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).
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

10.7#
Executive Employment Agreement, dated August 3, 2023, by and between the Company and Stephen Sugrue (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

10.8#
Executive Employment Agreement, dated November 2, 2023, by and between the Company and Lee Bienstock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2023).

10.9#
Separation and Transition Services Agreement, dated October 11, 2023, by and between the Company and Anthony Capone (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.10#
Separation and Consulting Agreement, dated March 7, 2024, by and between the Company and Stan Vashovsky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.11#
Consulting Agreement, dated September 27, 2024, by and between the Company and Steven Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024).

10.12#
Amended and Restated Engagement Letter, dated April 18, 2024, by and between the Company and Ely D. Tendler Strategic and Legal Services, PLLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024).

10.13#	Amended and Restated Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024).
10.14
Stock Escrow Agreement, dated as of November 5, 2021, by and among the Company, Motion Acquisition LLC and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.15#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Director Form) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.16#
Form of Grant Notice for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.17#
Form of Grant Notice for Incentive Stock Options and Standard Terms and Conditions for Incentive Stock Options under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.18#
Form of Restricted Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.19#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Employee Form) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.20#
Form of Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by Reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

10.21#*	Form of Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan.
10.22
Credit Agreement, dated November 1, 2022, by and among the Company, the lender parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.23
First Amendment to Credit Agreement, dated January 30, 2024, by and between the Company and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.24
Second Amendment to Credit Agreement, dated May 7, 2024, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of DocGo Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DocGo Inc. Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DOCGO INC.

Date: February 27, 2025	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Bienstock	Chief Executive Officer and Director	February 27, 2025
Lee Bienstock	(principal executive officer)

/s/ Norman Rosenberg	Chief Financial Officer	February 27, 2025
Norman Rosenberg	(principal financial and accounting officer)

/s/ Stephen K. Klasko	Chair of the Board	February 27, 2025
Stephen K. Klasko

/s/ Michael Burdiek	Director	February 27, 2025
Michael Burdiek

/s/ Vina Leite	Director	February 27, 2025
Vina Leite

/s/ Ira Smedra	Director	February 27, 2025
Ira Smedra

/s/ Ely D. Tendler	Director	February 27, 2025
Ely D. Tendler

/s/ James M. Travers	Director	February 27, 2025
James M. Travers