Form 10-Q
period 2025-03-31
DocGo Inc.
filed 2025-05-08
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, 99,104,331 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2025 and 2024	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$79,007,535	$89,241,695
Accounts receivable, net of allowance for credit loss of $5,782,232 and $5,873,942 as of March 31, 2025 and December 31, 2024, respectively	178,755,898	210,899,926
Prepaid expenses and other current assets	4,767,998	4,344,642
Total current assets	262,531,431	304,486,263
Property and equipment, net	15,049,767	14,881,411
Intangibles, net	27,343,578	25,728,813
Goodwill	49,554,226	47,432,550
Restricted cash	24,051,509	18,095,612
Operating lease right-of-use assets	13,665,630	11,958,698
Finance lease right-of-use assets	17,159,190	15,337,299
Investments	5,507,281	5,547,979
Deferred tax assets	12,349,462	8,422,034
Other assets	3,580,924	3,730,473
Total assets	$430,792,998	$455,621,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,518,829	$28,356,430
Accrued liabilities	41,406,981	49,896,796
Line of credit	30,000,000	30,000,000
Notes payable, current	12,931	12,515
Due to seller	1,138,075	28,656
Contingent consideration	4,947,614	4,973,152
Operating lease liability, current	4,447,517	3,844,561
Finance lease liability, current	5,099,151	4,694,467
Total current liabilities	107,571,098	121,806,577

Notes payable, non-current	2,155	5,215
Operating lease liability, non-current	9,898,110	8,599,072
Finance lease liability, non-current	11,396,832	10,031,138
Total liabilities	128,868,195	140,442,002
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 100,183,888 and 101,910,883 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	10,018	10,191
Additional paid-in-capital	318,417,191	321,087,583
Accumulated deficit	(10,807,482)	(1,402,167)
Accumulated other comprehensive income	1,717,407	1,221,869
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	309,337,134	320,917,476
Noncontrolling interests	(7,412,331)	(5,738,346)
Total stockholders’ equity	301,924,803	315,179,130
Total liabilities and stockholders’ equity	$430,792,998	$455,621,132
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2025	2024
Revenues, net	$96,033,055	$192,087,529
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	65,185,060	124,808,914
Operating expenses:
General and administrative	32,902,070	40,181,035
Depreciation and amortization	3,761,391	4,182,781
Legal and regulatory	4,210,823	4,313,503
Technology and development	3,639,444	2,388,919
Sales, advertising and marketing	331,705	337,010
Total expenses	110,030,493	176,212,162
(Loss) income from operations	(13,997,438)	15,875,367
Other expense:
Interest expense, net	(426,284)	(369,008)
Change in fair value of contingent liability	—	6,446
Loss on equity method investments	(40,698)	(83,167)
Loss on remeasurement of operating and finance leases	(40,837)	(4,697)
Gain on disposal of fixed assets	15,139	52,835
Other (expense) income	(312,869)	244,607
Total other expense	(805,549)	(152,984)
Net (loss) income before income tax (expense) benefit	(14,802,987)	15,722,383
Benefit from (provision for) income taxes	3,723,687	(5,119,004)
Net (loss) income	(11,079,300)	10,603,379
Net loss attributable to noncontrolling interests	(1,673,985)	(624,070)
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(9,405,315)	11,227,449
Other comprehensive income (loss)
Foreign currency translation adjustment	495,538	(140,134)
Total comprehensive (loss) income	$(8,909,777)	$11,087,315
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.09)	$0.11
Weighted-average shares outstanding - Basic	101,594,579	103,818,362
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.09)	$0.10
Weighted-average shares outstanding - Diluted	101,594,579	108,506,435
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Foreign currency translation	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,079,300)	$10,603,379
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,220,806	1,431,308
Amortization of intangible assets	1,299,142	1,694,983
Amortization of finance lease right-of-use assets	1,241,443	1,056,490
Gain on disposal of fixed assets	(15,139)	(52,835)
Deferred income tax	(3,927,428)	(55,776)
Loss on equity method investments	40,698	83,167
Bad debt expense	1,247,991	1,357,621
Stock-based compensation	4,830,312	3,988,339
Loss on remeasurement of operating and finance leases	40,837	4,697
Change in fair value of contingent consideration	—	(6,446)
Changes in operating assets and liabilities:
Accounts receivable	31,437,734	(22,401,596)
Prepaid expenses and other current assets	(386,734)	6,728,337
Other assets	538,190	(62,016)
Accounts payable	(7,684,101)	5,800,891
Accrued liabilities	(9,148,984)	(20,810,287)
Net cash provided by (used in) operating activities	9,655,467	(10,639,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,468,364)	(951,702)
Acquisition of intangibles	(712,711)	(773,039)
Acquisition of a business	(3,646,318)	—
Proceeds from disposal of property and equipment	94,341	25,000
Net cash used in investing activities	(5,733,052)	(1,699,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	45,000,000
Repayments of revolving credit line	—	(40,000,000)
Repayments of notes payable	(3,060)	(9,624)
Due to seller	—	(3,862)
Earnout payments on contingent liabilities	(265,538)	—
Payments for taxes related to shares withheld for employee taxes	(1,200,977)	(20,946)
Common stock repurchased	(5,751,954)	(4,877,559)
Payments on obligations under finance lease	(1,296,887)	(969,588)
Net cash used in financing activities	(8,518,416)	(881,579)

Effect of exchange rate changes on cash and cash equivalents	317,738	(103,059)

Net decrease in cash and restricted cash	(4,278,263)	(13,324,123)
Cash and restricted cash at beginning of period	107,337,307	72,217,986
Cash and restricted cash at end of period	$103,059,044	$58,893,863
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$561,707	$448,057
Cash paid for interest on finance lease liabilities	$220,055	$181,883
Cash paid for income taxes	$1,906,712	$557,598
Right-of-use assets obtained in exchange for lease liabilities	$5,966,095	$2,791,964
Remeasurement of finance lease right-of-use asset due to lease modification	$—	$300,000

Reconciliation of cash and restricted cash
Cash	$79,007,535	$41,244,446
Restricted cash	24,051,509	17,649,417
Total cash and restricted cash shown in statement of cash flows	$103,059,044	$58,893,863
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

The Company conducts business in three operating segments: Mobile Health Services, Transportation Services and Corporate. Mobile Health Services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved, population groups, typically through arrangements with municipalities, which include both physical and mental healthcare services. Transportation Services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities. The Company’s Corporate segment primarily represents shared services and personnel that support both the Mobile Health Services and Transportation Services segments. It contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. None of the Company’s revenues or cost of revenues are reported within the Corporate segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
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
In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities with which it has a financial relationship and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
The Company has entered into management services agreements (“MSAs”) with professional corporations (“PCs”) that employ or contract with physicians and other health professionals in order to provide healthcare services to the public. Each such PC is established and operated pursuant to the requirements of its respective domestic jurisdiction governing the practice of medicine. The Company provides each PC with everything the PC needs to operate except for clinicians, for which the PC is responsible. Without the administrative services, software, intellectual property and administrative personnel (among other things) provided by the Company, the PCs could not carry out their businesses. Moreover, the PCs do not have sufficient equity to finance their activities without additional subordinated financial support. Based on the foregoing, these entities are considered VIEs, and an enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). In accordance with corporate practice of medicine restrictions, all clinical treatment decisions are made solely by licensed healthcare professionals engaged by the PCs. Nevertheless, the PCs cannot operate without the Company through the MSAs; therefore the Company significantly impacts the economic performance of the PCs and funds and absorbs all losses of its VIEs. The Company has therefore determined that it is the primary economic beneficiary of the PCs and appropriately consolidates them as VIEs.

Net loss for the Company’s VIEs was $1,711,511 and $275,905 for the three months ended March 31, 2025 and 2024, respectively. Total assets amounted to $34,921,206 and $20,837,325 as of March 31, 2025 and December 31, 2024, respectively. Total liabilities were $37,312,253 and $21,516,860 as of March 31, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $2,391,046 and $679,535 as of March 31, 2025 and December 31, 2024, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended March 31, 2025 and 2024 were $495,538 and $(140,134), respectively.
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
Self-Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers’ compensation, general liability, auto liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, general liability, and auto liability and healthcare benefits.
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
Major Customers
The Company had one customer that accounted for approximately 47% of revenues and 45% of net accounts receivable for the three months ended March 31, 2025.

The Company had one customer that accounted for approximately 39% of revenues and 34% of net accounts receivable and another customer that accounted for approximately 32% of revenues and 46% of accounts receivable for the three months ended March 31, 2024.
Major Vendor

The Company had one vendor that accounted for approximately 20% and 18% of total cost for the three months ended March 31, 2025 and 2024, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $5,196,424 and $4,020,221 with foreign financial institutions on March 31, 2025 and December 31, 2024, respectively.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.

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

Contingent Consideration

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025, but recorded a change in fair value of contingent consideration in the amount of $7,284 for the three

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
months ended March 31, 2024. During the year ended December 31, 2024, the Company paid the remaining contingent liability in the amount of $2,008,524. There was no estimated contingent consideration amount payable for Ryan Brothers as of March 31, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025, but recorded a change in fair value of contingent consideration in the amount of $(13,730) for the three months ended March 31, 2024. On February 4, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of $265,538. There was no remaining contingent liability balance for Exceptional as of March 31, 2025 and a contingent liability balance of $265,538 as of December 31, 2024 (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 and 2024. The Company did not record any foreign exchange movement for the three months ended March 31, 2025, but recorded a foreign exchange movement of $(4,799) for the three months ended March 31, 2024. There was no remaining contingent liability balance as of March 31, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 and 2024. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $4,707,614 as of March 31, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The estimated contingent liability for PTI as of the three months ended March 31, 2025 was $240,000 (see Note 4).

Impairment of Finite-Lived Intangible Assets

The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants (see Note 6).

Equity Investment Without Readily Determinable Fair Value

The Company has invested in equity securities without readily determinable fair values and has elected to measure them using the measurement alternative in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). This investment is carried at cost less any impairment and adjusted to fair value if there are observable price changes for an identical or similar investment of the same issuer (see Note 7).

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board (“FASB”) ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

Under the current expected credit loss impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on a single portfolio segment. The Company assesses collectability by aggregating and reviewing accounts receivable on a collective basis for customers that share similar risk characteristics. Additionally, when accounts receivable do not share risk characteristics with other accounts receivable, management will evaluate such accounts receivable for expected credit loss on an individual specific identification basis when the Company identifies specific customers with known disputes or collectability issues. Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses of $1,266,216 and write offs of $(1,357,926) during the three months ended March 31, 2025. The Company’s balance in its allowance for credit losses amounted to $5,782,232 as of March 31, 2025.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the three months ended March 31, 2025 and 2024, refer to Note 16.
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
Nature of the Company’s Services
Revenue is primarily derived from:

i.Mobile Health Services: These services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved, population groups, typically through arrangements with municipalities, which include a variety of healthcare services.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended March 31,
	2025	2024
Primary Geographical Markets
U.S.	$81,974,416	$179,110,846
U.K.	14,058,639	12,976,683
Total revenues	$96,033,055	$192,087,529

Major Segments/Service Lines
Mobile Health Services	$45,209,544	$143,941,158
Transportation Services	50,823,511	48,146,371
Total revenues	$96,033,055	$192,087,529
Stock-Based Compensation
The Company maintains a stock incentive plan under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company accounts for forfeitures as they occur. For performance-based awards with a market condition, the Company estimates the fair value of awards using a Monte Carlo simulation. All performance-based awards are expensed over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The following table presents the calculation of basic and diluted net income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(9,405,315)	$11,227,449
Weighted-average shares outstanding - Basic	101,594,579	103,818,362
Effect of dilutive options	—	4,688,073
Weighted-average shares outstanding - Diluted	101,594,579	108,506,435
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	(0.09)	0.11
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	(0.09)	0.10
Anti-dilutive employee share-based awards excluded	7,131,017	8,675,277
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
Equity Investment without Readily Determinable Fair Value
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) that do not have readily determinable fair values are recorded as equity investments without readily determinable fair value in accordance with ASC 321. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment is determined based on the Company’s best estimate of the amount that could be realized from the investment, which considers the latest financial information. During the three months ended March 31, 2025 and 2024, no impairment losses were recognized for equity investments without readily determinable fair values.

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

The Company subleases some of its unused office spaces to third parties for lease terms not exceeding 3 years. The Company recognizes sublease income on a straight-line basis over the sublease term.
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
Recently Issued Accounting Standards Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Adoption of this standard modified the Company’s segment disclosures but did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive (Loss) Income, or Consolidated Statements of Cash Flows. Refer to Note 11 for the updated presentation.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 addresses investor requests for more transparency about expense information through the disaggregation of relevant expense captions in the notes to the financial statements. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
3. Property and Equipment, Net
Property and equipment, net as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Vehicles	$16,863,181	$17,300,595
Medical equipment	9,714,029	9,210,203
Office equipment and furniture	4,545,183	4,293,100
Leasehold improvements	1,758,750	1,239,089
Buildings	527,283	527,283
Land	37,800	37,800
	33,446,226	32,608,070
Less: Accumulated depreciation	(18,396,459)	(17,726,659)
Property and equipment, net	$15,049,767	$14,881,411
During the three months ended March 31, 2025, the Company disposed of assets with a cost of $725,303 and accumulated depreciation of $646,101 for proceeds of $94,341. The Company recorded a gain on disposal of assets of $15,139 for the three months ended March 31, 2025.
The Company recorded depreciation expense of $1,220,806 and $1,431,308 for the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025, the Company recorded $19,891 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition. As of March 31, 2025 and December 31, 2024, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $48,547 and $28,656, respectively.
The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 but recorded a change in fair value of contingent consideration in the amount of $(13,730) for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of March 31, 2025 and a contingent consideration amount payable of $265,538 as of December 31, 2024.
Ryan Bros. Fort Atkinson, LLC

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
During the three months ended March 31, 2024, the Company paid $3,863 of pre-acquisition accounts receivable through due to seller, the liability established during acquisition. There was no remaining due to seller balance as of March 31, 2025 and December 31, 2024.
The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 but recorded a change in fair value of contingent consideration in the amount of $7,284 for the three months ended March 31, 2024. There was no estimated contingent consideration amount payable for Ryan Brothers as of March 31, 2025 and December 31, 2024.
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
The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 and 2024. Additionally, the Company did not record foreign exchange movements for the three months ended March 31, 2025 but recorded foreign exchange movement in the amount of $(4,799) for the three months ended March 31, 2024. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of March 31, 2025 and December 31, 2024.
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

The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025 and 2024. The estimated contingent consideration amount payable for CRMS was $4,707,614 as of March 31, 2025 and December 31, 2024.

Ambulnz CO, LLC

On July 1, 2024, the Company acquired the remaining noncontrolling interest in its Ambulnz CO, LLC (“Ambulnz CO”) joint venture from the University of Colorado Health in exchange for $1,848,000 in cash.

Professional Technicians, LLC
On February 10, 2025, the Company acquired 100% of the outstanding shares of common stock of PTI, a provider of mobile phlebotomy services. The aggregate purchase price consisted of $4,000,000 in cash consideration, $3,800,000 of which was paid at closing. The Company also agreed to pay PTI up to an additional $1,500,000 in contingent consideration upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026.
During the three months ended March 31, 2025, the Company initially recorded an estimated contingent consideration in the amount of $240,000. Additionally, the Company recorded pre-acquisition accounts receivable in the amount of $521,806 and other current assets in the amount of $388,641 through due to seller, the liability established during acquisition. There was a due to seller balance of $910,447 for PTI as of March 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	PTI	Ambulnz CO	FMC NA	CRMS	Total

Consideration:
Cash consideration	$3,800,000	$1,848,000	$4,000,000	$9,000,000	$18,648,000
Stock consideration	—	—	3,000,000	1,000,000	4,000,000
Due to seller	—	—	—	—	—
Deferred consideration	179,081	—	—	—	179,081
Contingent liability	240,000	—	—	15,822,190	16,062,190
Total consideration	$4,219,081	$1,848,000	$7,000,000	$25,822,190	$38,889,271

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$153,682	$—	$—	$1,574,604	$1,728,286
Accounts receivable	521,806	—	—	2,033,533	2,555,339
Prepaid expenses	36,622	—	—	—	36,622
Other current assets	388,641	—	—	293,478	682,119
Property, plant and equipment	—	—	—	—	—
Intangible assets	2,224,990	—	—	15,930,000	18,154,990
Total identifiable assets acquired	3,325,741	—	—	19,831,615	23,157,356

Accounts payable	—	—	—	28,978	28,978
Due to seller	910,447	—	—	2,448,460	3,358,907
Accrued liabilities	111,223	—	—	—	111,223
Other current liabilities	—	—	—	174,177	174,177
Total liabilities assumed	1,021,670	—	—	2,651,615	3,673,285

Noncontrolling interests	—	2,188,450	2,567,037	—	4,755,487

Goodwill	1,915,010	—	—	8,642,190	10,557,200
Additional paid-in-capital	—	(340,450)	4,432,963	—	4,092,513

Total purchase price	$4,219,081	$1,848,000	$7,000,000	$25,822,190	$38,889,271
The results of operations for the acquisition have been included in the Company’s unaudited condensed consolidated financial statements from the date of acquisition. The acquisition of PTI did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Goodwill

The Company recorded an aggregate of $1,915,010 in goodwill in connection with its acquisitions in the three months ended March 31, 2025.

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the foreign currency translation adjustment. The carrying value of goodwill amounted to $49,554,226 as of March 31, 2025. The changes in the carrying value of goodwill for the three months ended March 31, 2025 are as noted in the table below:

Carrying Value
Balance as of December 31, 2024	$47,432,550
Goodwill acquired during the period	1,915,010
Foreign currency translation adjustment	206,666
Balance as of March 31, 2025	$49,554,226
6. Intangibles
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(242,617)	$5,211
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	12,129,913	629,497	—	(11,981,794)	777,616
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-14 years	19,993,533	1,211,981	—	(7,046,154)	14,159,360
Trademark	8-15 years	405,532	580,233	—	(121,651)	864,114
Non-compete agreements	5 years	100,000	—	—	(40,000)	60,000
Domain names	10 years	—	15,990	—	(267)	15,723
Software license agreement	Indefinite	—	500,000	—	—	500,000
Trade credits	5 years	1,500,000	—	—	—	1,500,000
		$43,838,360	$2,937,701	$—	$(19,432,483)	$27,343,578

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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
The intangible assets include an immaterial foreign currency translation adjustment in the amount of $23,794 for the three months ended March 31, 2025. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. For the three months ended March 31, 2025, the Company did not record any disposal of intangible assets. During the year ended December 31, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276.

The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group, which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as they require management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge was recorded as part of other income in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and has no impact on its cash flow, liquidity or compliance with debt covenants.
The Company recorded amortization expense of $1,299,142 and $1,694,983 for the three months ended March 31, 2025 and 2024, respectively.
Future amortization expense at March 31, 2025 for the next five years and in the aggregate are as follows:

Amortization Expense
2025, remaining	$2,248,175
2026	2,316,846
2027	2,297,955
2028	2,259,014
2029	2,215,793
Thereafter	4,544,241
Total	$15,882,024

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Investments
The Company’s ownership interest and carrying amounts of investments as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025		December 31, 2024
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity investment without readily determinable fair value		$5,000,000		$5,000,000
Equity method investment	Various	507,281	Various	547,979
Total investments		$5,507,281		$5,547,979
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2025, no impairment losses or upward adjustments were recognized for the equity investments without readily determinable fair value. As of March 31, 2025, the Company’s investments in equity securities without readily determinable fair values totaled $5,000,000, and are included in “Investments” on the unaudited Condensed Consolidated Balance Sheets.
Equity Method Investments
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. Subsequently, the Company made additional investments amounting to $310,450 and $298,932 in 2024 and 2023, respectively. No additional investments were made during the three months ended March 31, 2025. The Company’s carrying value in RND, an equity method investee, is reflected in “Investments” on the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in “Loss on equity method investments” on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of March 31, 2025 and December 31, 2024, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in “Investments” on the accompanying unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in “Loss on equity method investments” on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
8. Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued workers' compensation and other insurance liabilities	$17,903,818	$16,738,835
Accrued general expenses	7,557,732	16,530,363
Accrued payroll	7,451,508	4,374,654
Accrued subcontractors	4,313,366	9,174,499
Accrued bonus	4,180,557	3,078,445
Total accrued liabilities	$41,406,981	$49,896,796

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

As of December 31, 2023, there was a $25,000,000 outstanding balance on the Revolving Facility. The Company drew down an additional $15,000,000 on February 8, 2024 under the Revolving Facility. On February 27, 2024, the Company paid the $40,000,000 Revolving Facility balance. On March 4, 2024, the Company drew down $15,000,000 and made an additional $15,000,000 draw on March 18, 2024. As of March 31, 2025, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. The Company incurred $411,517 and $449,099 in interest charges relating to its Revolving Facility for the three months ended March 31, 2025 and 2024, respectively, which is reflected in interest expense on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. The letter of credit automatically renewed on October 20, 2024. As of March 31, 2025, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit expires on the one-year anniversary of the closing date, or December 20, 2025 and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of March 31, 2025, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $1,111, inclusive of interest of 2.5%. The loan notes mature at various times through 2026 and are secured by transportation equipment.

During the year ended December 31, 2024, the Company fully repaid one of its loan payables that was originally scheduled to mature in August 2026 amounting to $38,949. As of March 31, 2025 and December 31, 2024, the Company had one remaining loan payable, scheduled to mature in May 2026, with an outstanding balance of $15,086 and $17,730, respectively.
The following table summarizes the Company’s notes payable:

	March 31, 2025	December 31, 2024
Equipment and financing loans payable, 2.5% interest and maturing on May 2026	$15,086	$17,730
Total notes payable	15,086	17,730
Less: current portion of notes payable	12,931	12,515
Total non-current portion of notes payable	$2,155	$5,215
Interest expense was $105 and $883 for the three months ended March 31, 2025 and 2024, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Future minimum annual maturities of notes payable as of March 31, 2025 are as follows:

Notes Payable
2025, remaining	$9,698
2026	5,388
2027	—
Total maturities	15,086
Current portion of notes payable	(12,931)
Long-term portion of notes payable	$2,155
11. Business Segment Information

The Company conducts business in three operating segments: Mobile Health Services, Transportation Services, and Corporate. In accordance with ASC 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers, the Company’s Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assessing performance. All of the Company’s revenues and costs of revenues are reported within the Transportation Services and Mobile Health Services segments. The Corporate segment relates to shared services and personnel that support both the Mobile Health Services and Transportation Services segments and contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. The Company’s Chief Executive Officer and Chief Financial Officer evaluate the Company’s financial information and resources and assess the performance of these resources by revenue stream and by operating income or loss performance.

In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision makers. The Company has also disclosed an amount for other segment items, which are amounts included in income (loss) from operations that are not regularly provided to the chief operating decision makers. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, and other general and administrative expenses such as management fees, occupancy expense, and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended March 31, 2025
Revenues	$45,209,544	$50,823,511	$—	$96,033,055
Significant segment expenses	38,054,707	39,490,000	11,857,539	89,402,246
Personnel costs	23,735,436	32,361,236	10,733,768	66,830,440
Subcontractor costs	13,397,847	3,356,084	1,123,771	17,877,702
Vehicle costs	921,424	3,772,680	—	4,694,104
Other segment items	4,668,961	10,142,144	5,817,142	20,628,247
Income (loss) from operations	2,485,876	1,191,367	(17,674,681)	(13,997,438)
Depreciation and amortization expense	956,372	1,948,826	856,193	3,761,391
Stock compensation	1,183,962	57,575	3,588,775	4,830,312

Total assets	181,461,175	135,607,214	113,724,609	430,792,998
Long-lived assets	40,118,664	70,142,787	12,510,940	122,772,391
Capital expenditures	2,729,143	3,811,562	3,388,251	9,928,956

Three Months Ended March 31, 2024
Revenues	$143,941,158	$48,146,371	$—	$192,087,529
Significant segment expenses	79,432,794	38,170,698	11,527,939	129,131,431
Personnel costs	33,503,364	29,569,420	10,169,477	73,242,261
Subcontractor costs	43,621,035	4,808,113	1,358,462	49,787,610
Vehicle costs	2,308,395	3,793,165	—	6,101,560
Other segment items	32,296,339	8,959,375	5,825,017	47,080,731
Income (loss) from operations	32,212,025	1,016,298	(17,352,956)	15,875,367
Depreciation and amortization expense	1,200,642	1,998,455	983,684	4,182,781
Stock compensation	1,912,290	138,424	1,937,625	3,988,339

Total assets	290,217,792	134,876,411	65,590,914	490,685,117
Long-lived assets	46,236,132	66,118,463	10,725,695	123,080,290
Capital expenditures	129,190	3,208,082	798,213	4,135,485
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location as of March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Primary Geographical Markets
U.S.	$104,072,534	$103,643,069
U.K.	18,699,857	19,437,221
Total long-lived assets	$122,772,391	$123,080,290
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
Share Repurchase Program

On January 30, 2024, the Board of Directors (the “Board of Directors” or the “Board”) authorized a share repurchase program to purchase up to $36,000,000 in shares of Common Stock during a six-month period that ended July 30, 2024 (the “Prior Repurchase Program”). The Prior Repurchase Program did not obligate the Company to repurchase a specific number of shares.

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

The timing, manner, price and amount of shares repurchased under the New Repurchase Program depends on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The New Repurchase Program does not obligate the Company to repurchase any specific number of shares.

Repurchases under the New Repurchase Program may be funded from the Company’s existing cash and cash equivalents, future cash flow or proceeds of borrowings or debt offerings.
During the three months ended March 31, 2025, the Company repurchased and subsequently cancelled 1,953,169 shares of Common Stock for $5,751,954. There were no shares repurchased during the three months ended March 31, 2024.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of March 31, 2025, approximately 5.2 million employee stock options had vested.
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
The following assumptions were used to compute the fair value of the stock option grants during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	—%	4.3%
Expected term (in years)	—	5
Volatility	—%	70.7%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan during the three months ended March 31, 2025:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2024	8,167,496	$6.98	7.32	$2,521,202
Granted/vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(101,589)	7.38	—	—
Balance as of March 31, 2025	8,065,907	7.00	6.53	830,307
Options vested and exercisable as of March 31, 2025	5,170,113	$6.92	6.53	$830,307
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the year ended December 31, 2024 was $3.59. No stock options were granted during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, the total recorded stock-based compensation related to stock option awards granted was $1,389,257, and $2,455,143, respectively.
On March 31, 2025 and December 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $9,424,117 and $11,246,649, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.29 years.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors generally ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Activity under RSUs during the three months ended March 31, 2025 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2024	4,068,987	$4.63
Granted	74,258	3.03
Vested	(174,705)	4.25
Forfeited	(56,214)	3.91
Balance as of March 31, 2025	3,912,326	4.63
Vested and unissued as of March 31, 2025	14,168	4.32
Non-vested as of March 31, 2025	3,898,158	$4.63
The total grant-date fair value of RSUs granted during the three months ended March 31, 2025 was $225,000.
For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $1,773,094 and $1,184,394, respectively.
On March 31, 2025, and December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $15,690,624 and $17,458,680, respectively, which is expected to be recognized over a weighted-average period of approximately 2.95 years.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to PSUs of $1,667,961 and $348,802, respectively, which are included in accrued liabilities.
As of March 31, 2025 and December 31, 2024, the total unrecognized compensation related to unvested PSUs granted was $10,179,381 and $8,332,535, respectively, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of March 31, 2025, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the three months ended March 31, 2025

The following is a summary of the revenue PSU grants for the three months ended March 31, 2025:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	868,218	5.16
Granted	—	—
Vested	(217,055)	5.16
Forfeited	—	—
Performance adjustment	—	—
Balance as of March 31, 2025	651,163	5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of March 31, 2025, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2027.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the three months ended March 31, 2025.
The following key assumptions were used in the Monte Carlo calculation for TSR PSU awards granted during the year ended December 31, 2024:

Valuation date price	$4.19
Expected company volatility	68.1%
Expected peer group volatility	90.6%
Expected term (in years)	3.05
Risk-free interest rate	4.1%

The following is a summary of the TSR PSU grants for the three months ended March 31, 2025:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	1,205,251	4.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2025	1,205,251	4.19
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Lease Costs
The table below comprises lease expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Components of total lease cost:
Operating lease expense	$1,322,518	$936,750
Finance lease expense:
Amortization of right-of-use assets	1,241,443	1,056,490
Interest on lease liabilities	220,055	181,883
Finance lease expense	1,461,498	1,238,373
Short-term lease expense	367,623	468,874
Total lease cost	$3,151,639	$2,643,997
Lease Payments
The table below presents lease payments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Components of total lease payments:
Operating lease payment	$1,070,531	$928,986
Finance lease payment	1,296,887	969,588
Total lease payments	$2,367,418	$1,898,574

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss on Lease Remeasurement
During the three months ended March 31, 2025, the Company reassessed the use of an office space, resulting in an early termination. The Company recorded a loss from remeasurement of operating lease of $6,589 and $7,306 during the three months ended March 31, 2025 and 2024, respectively.
Sublease Income

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the three months ended March 31, 2025, the Company subleased a portion of its corporate office space in New York, NY. The sublease entered into during the three months ended March 31, 2025 has a lease term of one year and four months and has been classified as an operating lease by the Company. Sublease income was $75,002 and $18,869 for the three months ended March 31, 2025 and 2024, respectively. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income under other (expense) income.
Lease Position as of March 31, 2025
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Assets
Lease right-of-use assets	$13,665,630	$11,958,698
Total lease assets	$13,665,630	$11,958,698

Liabilities
Current liabilities:
Lease liability - current portion	$4,447,517	$3,844,561
Noncurrent liabilities:
Lease liability, net of current portion	9,898,110	8,599,072
Total lease liability	$14,345,627	$12,443,633
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2025:

Weighted average remaining lease term (in years) - operating leases	3.62
Weighted average discount rate - operating leases	5.89%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of March 31, 2025 were as follows:

Operating Leases
2025, remaining	$3,856,243
2026	4,626,104
2027	3,382,021
2028	2,612,916
2029	1,237,259
2030	80,820
Thereafter	234,040
Total future minimum lease payments	16,029,403
Less effects of discounting	(1,683,776)
Present value of future minimum lease payments	$14,345,627

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $16,495,983 and $14,725,605 as of March 31, 2025 and December 31, 2024, respectively, and a right-of-use net of $17,159,190 and $15,337,299 as of March 31,2025 and December 31,2024, respectively (accumulated depreciation of $9,931,599 and $9,128,202 as of March 31, 2025 and December 31, 2024, respectively).
Loss (Gain) on Lease Remeasurement
During the year, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a loss (gain) on remeasurement of finance lease of $34,248 and $(2,609) during the three months ended March 31, 2025 and 2024, respectively.
Lease Position as of March 31, 2025
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Assets
Lease right-of-use assets	$17,159,190	$15,337,299
Total lease assets	$17,159,190	$15,337,299

Liabilities
Current liabilities:
Lease liability - current portion	$5,099,151	$4,694,467
Noncurrent liabilities:
Lease liability, net of current portion	11,396,832	10,031,138
Total lease liability	$16,495,983	$14,725,605
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of March 31, 2025:

Weighted average remaining lease term (in years) - finance leases	3.54
Weighted average discount rate - finance leases	5.78%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of March 31, 2025 are as follows:

Finance Leases
2025, remaining	$4,517,955
2026	5,340,502
2027	4,175,867
2028	2,902,983
2029	1,272,033
2030	89,079
Total future minimum lease payments	18,298,419
Less effects of discounting	(1,802,436)
Present value of future minimum lease payments	$16,495,983

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other Expense

The Company recognized $805,549 and $152,984 of other expense for the three months ended March 31, 2025 and 2024, respectively, as set forth in the table below.

	Three Months Ended
	March 31,
	2025	2024
Other expense
Interest expense, net	$426,284	$369,008
Change in fair value of contingent liability	—	(6,446)
Loss on equity method investments	40,698	83,167
Loss on remeasurement of operating and finance leases	40,837	4,697
(Gain) on disposal of fixed assets	(15,139)	(52,835)
Other expense (income)	312,869	(244,607)
Total other expense	$805,549	$152,984
16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company's payments to EDTSLS for Mr. Tendler’s services totaled $279,748 and $253,250 for the three months ended March 31, 2025 and 2024, respectively.
Included in accounts payable were $59,915 and $55,545 due to related parties as of March 31, 2025 and December 31, 2024, respectively. There were no amounts included in accrued liabilities due to related parties as of March 31, 2025 and December 31, 2024 related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $35,706 and $66,011 for the three months ended March 31, 2025 and 2024, respectively.
Included in accounts payable were $12,972 and $17,149 due to related parties as of March 31, 2025 and December 31, 2024, respectively. Included in accrued liabilities were $3,617 and $13,097 due to related parties as of March 31, 2025 and December 31, 2024 related to subcontractor services.
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
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Mr. Capone under the Transition Agreement totaling $0 and $135,000 for the three months ended March 31, 2025 and 2024, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of March 31, 2025 and December 31, 2024, respectively related to this Transition Agreement.
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $35,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three months ended March 31, 2025.
There were no amounts included in accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024, related to the Vashovsky Consulting Agreement.

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
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made payments to Mr. Katz under the Katz Consulting Period totaling $2,500 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Included in accounts payable and accrued liabilities were $0 and $2,500 due to related parties as of March 31, 2025 and December 31, 2024, related to the Katz Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company had historically provided for a partial valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s Benefit from (provision for) income taxes for the three months ended March 31, 2025 and 2024 were $3,723,687 and $(5,119,004), respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company's expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of March 31, 2025.
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

Stockholder Action

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. The motion was fully briefed in September 2024. On March 28, 2025, the motion was granted in part and denied in part. On April 25, 2025, the remaining defendants answered the complaint. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to defend itself vigorously in this matter.

Cybersecurity Action

On August 22, 2024, Maria Ballesteros, individually and on behalf of others similarly situated, filed a complaint against Ambulnz NY, LLC, a subsidiary of the Company (“Ambulnz NY”), in the U.S. District Court for the Southern District of

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
New York arising from a data security incident that the Company experienced in April 2024 (the “Cybersecurity Action”). The Cybersecurity Action alleged negligence, negligence per se, breach of fiduciary duty, breach of implied contract and violations of California’s Unfair Competition Law, the California Privacy Act and the California Consumer Records Act, and sought various forms of monetary and injunctive relief. Before Ambulnz NY responded to the complaint, the parties engaged in early mediation that resulted in a settlement in principle. The plaintiff subsequently dismissed the case from the Southern District of New York without prejudice to provide the parties time to finalize the settlement and for eventual re-filing in Florida state court. The parties have since entered into a formal settlement agreement, and the plaintiff re-filed the case in the Circuit Court of the Eleventh Judicial Circuit of Florida on March 21, 2025. The plaintiff also filed a motion for preliminary approval of the settlement on March 24, 2025.

On May 2, 2025, the court entered an order granting preliminary approval of the parties’ settlement agreement, directing notice to the settlement class and scheduling a final fairness hearing for August 22, 2025. The settlement class members will have a period of time to file a claim for the benefits under the settlement before final approval is sought. The settlement is on a claims-made basis, so the Company cannot reasonably estimate the amount that will be paid at this time. However, the Company maintains cybersecurity insurance coverage to limit its exposure to losses relating to cybersecurity incidents, including costs arising from litigation such as the Cybersecurity Action and the expected costs of the settlement.
20. Risk and Uncertainties
Risks, Impacts and Uncertainties
The Company’s current business plan assumes increased demand for Mobile Health Services. Demand for such services was accelerated by the COVID-19 pandemic, but is also being driven by longer-term secular factors, such as the increasing desire on the part of patients to receive treatments outside of traditional settings, such as doctor’s offices and hospitals.
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenue stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
21. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no events occurring after the balance sheet date that would require adjustments to the financial statements or additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties and other factors described in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements."
Certain figures included in this section, such as interest rates and other percentages, have been rounded for ease of presentation. Percentage figures included in this section have, in some cases, been calculated on the basis of such rounded figures. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited Condensed Consolidated Financial Statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Accordingly, you should not place undue reliance on such statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future results of operations, including revenues, expenses or performance; financing needs; business trends; objectives and intentions with respect to future operations, services and products, including our geographic expansion; the provision of services under existing contracts, including winding down of migrant-related services; M&A activity; workforce growth; leadership transitions; cash position and liquidity; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures and the interest rate environment; our competitive position and opportunities, including our ability to realize the benefits from our operating model and conditions in the healthcare services market; our ability to control costs and maintain or improve gross margins and profitability; cost-containment measures; legislative and regulatory actions; the impact of legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; the ability of the Company to comply with laws and regulations regarding data privacy and protection; and any statements or assumptions underlying the foregoing. In some cases, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to accelerated wind down of migrant-related services; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks, funding new strategic relationships and potentially repaying our line of credit; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; risks associated with our share repurchase program; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and any prospect of a shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and that are otherwise described or updated from time to time in our filings with the SEC.

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

The Company derives revenue primarily from two operating segments:

•Mobile Health Services: The services offered by this segment include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved population groups, typically through arrangements with municipalities, which include both physical and mental healthcare services.

•Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.
For the three months ended March 31, 2025, the Company recorded net loss of $11.1 million, compared to net income of $10.6 million in the three months ended March 31, 2024.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services, including as a result of changes in the U.S. administration and administrative priorities; availability of healthcare professionals and other personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and any prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
Healthcare Services Market
The Mobile Health Services market is dependent on several factors, including increased patient acceptance of services that are provided outside of traditional healthcare facilities, such as in homes, businesses or other designated locations; healthcare coverage of the various Mobile Health Services; and continued desire on the part of government and municipal entities to fund programs to assist currently underserved patient segments via “population health” programs. In the aftermath of the COVID-19 pandemic, there have been expansions of these population health programs into areas outside of testing and vaccination, such as the provision of healthcare and related services to various underserved population segments. However, in recent months, there has been emerging uncertainty around municipal budgets, including the health care segment, and this could have an impact on the public sector portion of the Mobile Health Services market.
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
Overall Economic Conditions in the Markets in Which We Operate

Economic changes both nationally and locally in our markets may impact our financial performance. Unfavorable changes in demographics, healthcare coverage of Mobile Health Services and Transportation Services, interest rates, inflation rates, the availability of trained and licensed healthcare professionals or ambulance manufacturing; a weakening of the national economy or of any regional or local economy in which we operate; and other factors beyond our control could adversely affect our business.
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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended up since early 2021. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. However, the inflation rate declined throughout most of 2024, and the annual inflation rate declined to 2.9% for the full year 2024 from 4.1% in 2023 and 8.0% in 2022. For 2025 to date, the inflation rate has remained moderate, with readings of 3.0% in January, 2.8% in February and 2.4% in March. However, the introduction of new tariffs on imported goods has led to the prospect of increased inflation over the rest of 2025 and beyond. The increased inflation rate witnessed between 2021 and 2024 has had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This has had the effect of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the three months ended March 31, 2025, the Company completed one acquisition, for $4.2 million. The Company did not complete any acquisitions during the three months ended March 31, 2024.
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

Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue, and maintaining and continuing to grow this revenues stream is an important part of the Company’s growth strategy. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the Company continued to provide services under other contracts during the first and second quarters of 2025, the wind-down of those services is nearly complete and the Company expects that the revenues from these migrant-related projects will be significantly lower in 2025 than they were in 2024 and in the second half of 2023.

In addition, government contract work subjects the Company to government audits, investigations and proceedings, which could lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenues and cost of goods sold are contained within the Mobile Health Services and Transportation Services segments. Accordingly, revenues and cost of revenues are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on its results of operations. Accordingly, other income and expenses not included in results of operations are only included in the discussion of consolidated results of operations.
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
Technology and Development Expenses
Technology and development expenses, consist primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels.

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
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Revolving Facility. These expenses are determined by the amounts of debt that are outstanding, as well as market interest rates, which form the basis for the interest expenses relating to our Revolving Facility.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$96.0	100.0%	$192.1	100.0%	$(96.1)	(50.0)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	65.2	67.9%	124.8	65.0%	(59.6)	(47.8)%
Operating expenses:
General and administrative	32.9	34.3%	40.2	20.9%	(7.3)	(18.2)%
Depreciation and amortization	3.8	4.0%	4.2	2.2%	(0.4)	(9.5)%
Legal and regulatory	4.2	4.4%	4.3	2.2%	(0.1)	(2.3)%
Technology and development	3.6	3.8%	2.4	1.2%	1.2	50.0%
Sales, advertising and marketing	0.3	0.3%	0.3	0.2%	—	—%
Total expenses	110.0	114.6%	176.2	91.7%	(66.2)	(37.6)%
(Loss) income from operations	(14.0)	(14.6)%	15.9	8.3%	(29.9)	(188.1)%

Other expense:
Interest expense, net	(0.4)	(0.4)%	(0.4)	(0.2)%	—	—%
Change in fair value of contingent liability	—	—%	—	—%	—	—%
Loss on equity method investments	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
Loss on remeasurement of operating and finance leases	—	—%	—	—%	—	—%
Gain on disposal of fixed assets	—	—%	0.1	0.1%	(0.1)	(100.0)%
Other (expense) income	(0.3)	(0.3)%	0.2	0.1%	(0.5)	(250.0)%
Total other expense	(0.8)	(0.8)%	(0.2)	(0.1)%	(0.6)	(300.0)%

Net (loss) income before income tax (expense) benefit	(14.8)	(15.4)%	15.7	8.2%	(30.5)	(194.3)%
Benefit from (provision for) income taxes	3.7	3.9%	(5.1)	(2.7)%	8.8	172.5%
Net (loss) income	(11.1)	(11.6)%	10.6	5.5%	(21.7)	(204.7)%
Net loss attributable to noncontrolling interests	(1.7)	(1.8)%	(0.6)	(0.3)%	(1.1)	(183.3)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(9.4)	(9.8)%	$11.2	5.8%	$(20.6)	(183.9)%

Revenues
Consolidated
For the three months ended March 31, 2025, total revenues were $96.0 million, a decrease of $96.1 million, or 50.0%, compared to the three months ended March 31, 2024.
Mobile Health Services
For the three months ended March 31, 2025, Mobile Health Services revenues were $45.2 million, a decrease of $98.7 million, or 68.6%, compared to the three months ended March 31, 2024. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the exact timing of the wind-down of the remaining migrant-related services under other contracts is still uncertain, this process is nearly complete and the Company expects that the revenues from any remaining migrant-related projects will be significantly lower in 2025 than in 2024 and the second half of 2023. As such, while we expect to launch new Mobile Health Services projects in 2025 and to expand existing projects, we expect that overall Mobile Health Services revenues will be significantly lower in 2025 than they were in 2024.
Transportation Services

For the three months ended March 31, 2025, Transportation Services revenues were $50.8 million, an increase of $2.6 million, or 5.4%, compared to the three months ended March 31, 2024. This increase was due to a 5.9% increase in trip volumes, to 74,130 trips in the three months ended March 31, 2025, from 69,977 trips for the three months ended March 31, 2024. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price decreased to $378 in the three months ended March 31, 2025, from $400 in the three months ended March 31, 2024. The decline in the average trip price in the 2025 period reflected a shift in mix toward lower-priced transports when compared to the same period in 2024 in some of the Company’s markets.
Cost of revenues
For the three months ended March 31, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 47.8% compared to the three months ended March 31, 2024, while revenues decreased by approximately 50.0%. Cost of revenues as a percentage of revenues increased to 67.9% in the three months ended March 31, 2025 from 65.0% in the three months ended March 31, 2024.
Total cost of revenues in the three months ended March 31, 2025 decreased by $59.6 million compared to the same period in 2024. This decrease was primarily attributable to a $7.1 million decrease in total compensation, a $31.5 million decline in subcontracted labor costs and a $13.7 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter; a $1.4 million decrease in vehicle costs; a $1.2 million decline in travel-related costs for field employees; and a $4.7 million net decrease in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2025 amounted to $31.3 million, down 66.3% from $92.9 million in the three months ended March 31, 2024. Cost of revenues as a percentage of revenues increased to 69.2% from 64.5% in the prior year period, due to the decline in Mobile Health Services revenues, driven by the wind-down of migrant-related projects and lower margins from the early-stage care gap closure business.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2025 amounted to $33.9 million, up 6.3% from $31.9 million in the three months ended March 31, 2024. Cost of revenues as a percentage of revenues increased to 66.7% from 66.3% in the prior year quarter, as the increase in cost of revenues outpaced the increase in revenues. Total compensation increased by 3.2% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 33% when compared to last year’s first quarter, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services.
Operating expenses
For the three months ended March 31, 2025, the Company recorded $44.8 million of operating expenses compared to $51.4 million for the three months ended March 31, 2024, a decrease of 12.8%. As a percentage of revenue, operating expenses increased from 26.8% in the first quarter of 2024 to 46.7% in the first quarter of 2025, reflecting the decrease in revenues described above. The decrease of $6.6 million in operating expenses related to a $7.3 million decrease in travel-related expenses, all due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects. This decline was partially offset by a net $0.7 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to decline as certain ongoing cost-containment efforts take hold.
For the Mobile Health Services segment, operating expenses in the three months ended March 31, 2025 were $11.4 million, down 39.7% from $18.9 million in the three months ended March 31, 2024. Operating expenses as a percentage of revenues increased to 25.2% in the first quarter of 2025, from 13.1% in the first quarter of 2024, reflecting the drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York.
For the Transportation Services segment, operating expenses in the three months ended March 31, 2025 were $15.7 million, up 3.3% from $15.2 million in the three months ended March 31, 2024. Operating expenses as a percentage of revenues decreased to 30.9% for the three months ended March 31, 2025 from 31.5% in the three months ended March 31, 2024, due to the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended March 31, 2025 were $17.7 million, up 2.3% from $17.3 million in the three months ended March 31, 2024, as higher stock compensation costs outweighed a decline in subcontractor expenses and professional fees. Corporate expenses amounted to approximately 18.4% of total consolidated revenues in the first quarter of 2025, compared to 9.0% in the first quarter of 2024, reflecting the decline in total consolidated revenues.
Interest expense, net

For the three months ended March 31, 2025, the Company recorded $0.4 million of interest expense, net compared to $0.4 million of interest expense, net in the three months ended March 31, 2024. Interest expenses on borrowings under the Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended March 31, 2025 and 2024.
Loss on equity method investments

During the three months ended March 31, 2025, the Company recorded a loss on equity method investments of $40,698, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended March 31, 2024, the Company also recorded a loss on equity method investments of $83,167.
Gain on disposal of fixed assets

During the three months ended March 31, 2025, the Company recorded a gain on the disposal of fixed assets of $15,139, compared to a gain on the disposal of fixed assets of $52,835 during the three months ended March 31, 2024.
Other (expense) income

During the three months ended March 31, 2025, the Company recorded other expense of $0.3 million, compared to other income of $0.2 million in the three months ended March 31, 2024.

Benefit from (provision for) income taxes
During the three months ended March 31, 2025, the Company recorded an income tax benefit of $3.7 million, compared to an income tax provision of $5.1 million in the three months ended March 31, 2024. The recording of a tax benefit in the current period compared to a tax provision in the prior year period is due to the recording of a pretax loss in the current period compared to pretax income in the prior year period.

Net loss attributable to noncontrolling interests

For the three months ended March 31, 2025, the Company had net loss attributable to noncontrolling interests of approximately $1.7 million, compared to net loss attributable to noncontrolling interests of approximately $0.6 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated operating cash flow for the three months ended March 31, 2025, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the second half of 2023 and during the year ended December 31, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a marked decline in the Company’s cash balances, which improved in the second half of 2024, as invoices were collected. As more of these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor has been evident at different times during 2023 and 2024, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and during the first quarter of 2024, as described below.

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

Capital Resources
Working capital as of March 31, 2025 and December 31, 2024 was as follows:

	March 31	December 31	Change $	Change %
$ in Millions	2025	2024
Working capital
Current assets	$262.5	$304.5	$(42.0)	(13.8)%
Current liabilities	107.6	121.8	(14.2)	(11.7)%
Total working capital	$154.9	$182.7	$(27.8)	(15.2)%

As of March 31, 2025, available cash totaled $79.0 million, which represented a decrease of $10.2 million compared to December 31, 2024, despite a decline in accounts receivable during the three months ended March 31, 2025, as the Company generated a net loss and used cash for share repurchases and an acquisition. As of March 31, 2025, working capital amounted to $154.9 million, which represented a decrease of $27.8 million compared to December 31, 2024, as declines in cash and accounts receivable outweighed a decline in accounts payable and accrued liabilities. Current assets declined by $42.0 million, due to a drop in cash and accounts receivable, which outweighed a decline in current liabilities in the three months ended March 31, 2025, due to lower accounts payable and a reduction in accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor.
Cash Flows
Cash flows as of the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Change $	Change %
$ in Millions	2025	2024
Cash flow summary
Net cash provided by (used in) operating activities	$9.6	$(10.6)	$20.2	190.6%
Net cash used in investing activities	(5.7)	(1.7)	(4.0)	(235.3)%
Net cash used in financing activities	(8.5)	(0.9)	(7.6)	(844.4)%
Effect of exchange rate changes	0.3	(0.1)	0.4	400.0%
Net decrease in cash	$(4.3)	$(13.3)	$9.0	67.7%
Operating Activities
During the three months ended March 31, 2025, operating activities provided $9.6 million of cash, despite a net loss of $11.1 million. Non-cash charges amounted to $6.0 million and included $4.8 million of stock compensation expense, $2.5 million in depreciation of property and equipment and right-of-use assets, $1.3 million from amortization of intangible assets, bad debt expense of $1.2 million, and a loss of $40,698 from an investment that is accounted for under the equity method. These were partially offset by $3.9 million in deferred taxes. Changes in assets and liabilities resulted in approximately $14.7 million in positive operating cash flow, as a $31.4 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, and a $0.5 million decrease in other assets were partially offset by a $9.1 million decrease in accrued liabilities, a $7.7 million decrease in accounts payable and a $0.4 million increase in prepaid expenses.

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
Investing Activities
During the three months ended March 31, 2025, investing activities used $5.7 million of cash and consisted of the acquisition of a business of $3.6 million, the acquisition of property and equipment totaling approximately $1.5 million, and the acquisition of intangibles of $0.7 million, partially offset by $0.1 million in cash proceeds from the disposal of property and equipment.

During the three months ended March 31, 2024, investing activities used $1.7 million of cash and consisted of the acquisition of property and equipment totaling approximately $1.0 million and the acquisition of intangibles in the amount of $0.8 million, slightly offset by $25,000 in proceeds from the disposal of property and equipment.

Financing Activities
During the three months ended March 31, 2025, financing activities used $8.5 million of cash, as the Company spent approximately $5.7 million on its share repurchase program, made $1.3 million in payments under the terms of a finance lease, paid $1.2 million in taxes related to shares withheld for employee taxes, and made $0.3 million in earnout payments on contingent liabilities.
During the three months ended March 31, 2024, financing activities used $0.9 million of cash, as $45.0 million in proceeds from the Company’s Revolving Facility were mostly offset by $40.0 million in repayments of the Revolving Facility. In addition, the Company spent approximately $4.9 million on its share repurchase program and $1.0 million in payments under the terms of a finance lease.
Future minimum annual maturities of notes payable as of March 31, 2025 are as follows (in thousands):

Notes Payable
2025, remaining	$9.7
2026	5.4
2027	—
Total maturities	15.1
Current portion of notes payable	(12.9)
Long-term portion of notes payable	$2.2
Future minimum lease payments under finance leases as of March 31, 2025 are as follows (in millions):

Finance Leases
2025, remaining	$4.5
2026	5.3
2027	4.2
2028	2.9
2029	1.3
2030	0.1
Total future minimum lease payments	18.3
Less effects of discounting	(1.8)
Present value of future minimum lease payments	$16.5

Future minimum lease payments under operating leases as of March 31, 2025 are as follows (in millions):

Operating Leases
2025, remaining	$3.9
2026	4.6
2027	3.4
2028	2.6
2029	1.2
2030	0.1
Thereafter	0.2
Total future minimum lease payments	16.0
Less effects of discounting	(1.7)
Present value of future minimum lease payments	$14.3
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
Principles of Consolidation

In accordance with ASC 810, the Company assesses whether it has a variable interest in legal entities with which it has a financial relationship and, if so, whether or not those entities are VIEs. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

The Company has entered into MSAs with PCs that employ or contract with physicians and other health professionals in order to provide healthcare services to the public. Each such PC is established and operated pursuant to the requirements of its respective domestic jurisdiction governing the practice of medicine. The Company provides each PC with everything the PC needs to operate except for clinicians, for which the PC is responsible. Without the administrative services, software, intellectual property and administrative personnel (among other things) provided by the Company, the PCs could not carry out their businesses. Moreover, the PCs do not have sufficient equity to finance their activities without additional subordinated financial support. Based on the foregoing, these entities are considered VIEs, and an enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is the primary beneficiary, meaning it has (1) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). In accordance with corporate practice of medicine restrictions, all clinical treatment decisions are made solely by licensed healthcare professionals engaged by the PCs. Nevertheless, the PCs cannot operate without the Company through the MSAs; therefore, the Company significantly impacts the economic performance of the PCs and funds and absorbs all losses of its PCs. The Company has therefore determined that it is the primary economic beneficiary of the PCs and appropriately consolidates them as VIEs.
Net loss for the Company’s VIEs was $1,711,511 and $275,905 for the three months ended March 31, 2025 and 2024, respectively. Total assets amounted to $34,921,206 and $20,837,325 as of March 31, 2025 and December 31, 2024, respectively. Total liabilities were $37,312,253 and $21,516,860 as of March 31, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $2,391,046 and $679,535 as of March 31, 2025 and December 31, 2024, respectively.

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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

Under the current expected credit loss impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on a single portfolio segment. The Company assesses collectability by aggregating and reviewing accounts receivable on a collective basis for customers that share similar risk characteristics. Additionally, when accounts receivable do not share risk characteristics with other accounts receivable, management will evaluate such accounts receivable for expected credit loss on an individual specific identification basis when the Company identifies specific customers with known disputes or collectability issues. Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses of $1,266,216 and write offs of $(1,357,926) during the three months ended March 31, 2025. The Company’s balance in its allowance for credit losses amounted to $5,782,232 as of March 31, 2025.
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
Interest Rate Risk

We are subject to interest rate risk relating to our cash equivalents and borrowings under our Revolving Facility, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins are based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. As of March 31, 2025, the outstanding balance of the Revolving Facility was $30,000,000 and the unused portion of the Revolving Facility was $60,000,000. While the applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, any subsequent draws on the Revolving Facility may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. We have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the three months ended March 31, 2025 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) for the three months ended March 31, 2025 and 2024 were $495,538 and $(140,134), respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements. A hypothetical 10% change in the applicable foreign exchange rate during the three months ended March 31, 2025 would have resulted in a change in total revenues of approximately 1.1% and a change in total assets of approximately 0.3%.
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
With respect to accounts receivable, the Company had one customer that accounted for approximately 47% of revenues and 45% of net accounts receivable for the three months ended March 31, 2025. The Company had one customer that accounted for approximately 39% of revenues and 34% of net accounts receivable and another customer that accounted for 32% of revenues and 46% of net accounts receivable for the three months ended March 31, 2024. We perform ongoing evaluations of customers’ financial condition, creditworthiness and payment performance. Based on these evaluations, we consider whether or not the accounts receivable exposure to any specific customer is within an acceptable range for that customer.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2024 Form 10-K.
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

As of March 31, 2025, $16.3 million remained available for share repurchases pursuant to the New Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended March 31, 2025 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 1 through 31, 2025	—	$—	—	$22,045,655
February 1 through 28, 2025	—	$—	—	$22,045,655
March 1 through 31, 2025	1,953,169	$2.92	1,953,169	$16,332,764
Total	1,953,169	$2.92	1,953,169	$16,332,764

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
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

DocGo Inc.

Date: May 8, 2025	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer