Form 10-Q
period 2025-06-30
DocGo Inc.
filed 2025-08-07
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, 97,808,137 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2025 and 2024	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$104,164,128	$89,241,695
Accounts receivable, net of allowance for credit loss of $6,092,588 and $5,873,942 as of June 30, 2025 and December 31, 2024, respectively	122,756,182	210,899,926
Prepaid expenses and other current assets	9,654,324	4,344,642
Total current assets	236,574,634	304,486,263
Property and equipment, net	14,422,298	14,881,411
Intangibles, net	26,707,383	25,728,813
Goodwill	49,954,435	47,432,550
Restricted cash and cash equivalents	4,390,444	18,095,612
Restricted investments	20,114,327	—
Operating lease right-of-use assets	12,611,145	11,958,698
Finance lease right-of-use assets	17,664,270	15,337,299
Investments	5,468,464	5,547,979
Deferred tax assets	17,207,849	8,422,034
Other assets	3,148,502	3,730,473
Total assets	$408,263,751	$455,621,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,122,762	$28,356,430
Accrued liabilities	44,622,283	49,896,796
Line of credit	30,000,000	30,000,000
Notes payable, current	12,592	12,515
Due to seller	388,030	28,656
Contingent consideration	4,947,614	4,973,152
Operating lease liability, current	4,693,813	3,844,561
Finance lease liability, current	5,359,548	4,694,467
Total current liabilities	100,146,642	121,806,577

Notes payable, non-current	—	5,215
Operating lease liability, non-current	8,769,686	8,599,072
Finance lease liability, non-current	11,616,691	10,031,138
Total liabilities	120,533,019	140,442,002
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 97,757,075 and 101,910,883 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	9,776	10,191
Additional paid-in-capital	316,509,060	321,087,583
Accumulated deficit	(21,962,728)	(1,402,167)
Accumulated other comprehensive income	2,721,602	1,221,869
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	297,277,710	320,917,476
Noncontrolling interests	(9,546,978)	(5,738,346)
Total stockholders’ equity	287,730,732	315,179,130
Total liabilities and stockholders’ equity	$408,263,751	$455,621,132
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$80,417,622	$164,949,716	$176,450,677	$357,037,245
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	54,998,524	109,072,737	120,183,584	233,881,651
Operating expenses:
General and administrative	31,240,943	34,751,093	64,143,013	74,932,128
Depreciation and amortization	3,981,008	4,201,658	7,742,399	8,384,439
Legal and regulatory	4,351,974	4,013,796	8,562,797	8,327,299
Technology and development	2,957,203	2,368,999	6,596,647	4,757,918
Sales, advertising and marketing	368,214	392,284	699,919	729,294
Total expenses	97,897,866	154,800,567	207,928,359	331,012,729
(Loss) income from operations	(17,480,244)	10,149,149	(31,477,682)	26,024,516
Other expense:
Interest expense, net	(443,662)	(513,650)	(869,946)	(882,658)
Change in fair value of contingent liability	—	(332,638)	—	(326,192)
Loss on equity method investments	(38,817)	(64,014)	(79,515)	(147,181)
Loss on remeasurement of operating and finance leases	(6,607)	(21,192)	(47,444)	(25,889)
(Loss) gain on disposal of fixed assets	(48,354)	12,563	(33,215)	65,398
Other income (expense)	101,046	337,276	(211,823)	581,883
Total other expense	(436,394)	(581,655)	(1,241,943)	(734,639)

Net (loss) income before income tax benefit (expense)	(17,916,638)	9,567,494	(32,719,625)	25,289,877
Benefit from (provision for) income taxes	4,626,745	(3,708,920)	8,350,432	(8,827,924)
Net (loss) income	(13,289,893)	5,858,574	(24,369,193)	16,461,953
Net loss attributable to noncontrolling interests	(2,134,647)	(671,029)	(3,808,632)	(1,295,099)
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(11,155,246)	6,529,603	(20,560,561)	17,757,052
Other comprehensive income (loss)
Unrealized gain on investments, net of tax	76,733	—	76,733	—
Foreign currency translation adjustment	927,462	33,973	1,423,000	(106,161)
Total comprehensive (loss) income	$(10,151,051)	$6,563,576	$(19,060,828)	$17,650,891

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.11)	$0.06	$(0.21)	$0.17
Weighted-average shares outstanding - Basic	98,931,293	101,840,612	100,255,877	102,829,487

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.11)	$0.06	$(0.21)	$0.17
Weighted-average shares outstanding - Diluted	98,931,293	106,324,345	100,255,877	107,313,220
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101
Common stock repurchased	(1,395,957)	(140)	(4,904,312)	—	—	—	(4,904,452)
Stock-based compensation	181,136	18	2,417,092	—	—	—	2,417,110
Shares withheld for taxes	(64,334)	(7)	(245,379)	—	—	—	(245,386)
Exercise of stock options	430	—	684	—	—	—	684
Net loss attributable to noncontrolling interests	—	—	—	—	—	(671,029)	(671,029)
Dividends paid to noncontrolling interest	—	—	—	—	—	(250,000)	(250,000)
Foreign currency translation	—	—	—	—	33,973	—	33,973
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	6,529,603	—	—	6,529,603
Balance - June 30, 2024	101,682,770	$10,168	$317,403,960	$(3,637,258)	$1,378,744	$2,830,990	$317,986,604

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Other comprehensive income	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803
Common stock repurchased	(2,527,900)	(253)	(5,076,699)	—	—	—	(5,076,952)
Stock-based compensation	166,042	17	3,308,137	—	—	—	3,308,154
Shares withheld for taxes	(64,955)	(6)	(139,569)	—	—	—	(139,575)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,134,647)	(2,134,647)
Other comprehensive income	—	—	—	—	1,004,195	—	1,004,195
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(11,155,246)	—	—	(11,155,246)
Balance - June 30, 2025	97,757,075	$9,776	$316,509,060	$(21,962,728)	$2,721,602	$(9,546,978)	$287,730,732
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,369,193)	$16,461,953
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,432,577	2,907,965
Amortization of intangible assets	2,751,441	3,278,854
Amortization of finance lease right-of-use assets	2,558,381	2,197,620
Loss (gain) on disposal of fixed assets	33,215	(65,398)
Deferred income tax	(8,806,213)	(2,024,271)
Accretion of discount related to restricted investments	(145,403)	—
Loss on equity method investments	79,515	147,181
Bad debt expense	2,492,009	2,770,658
Stock-based compensation	9,656,445	6,600,269
Loss on remeasurement of operating and finance leases	47,444	25,889
Change in fair value of contingent consideration	—	326,192
Changes in operating assets and liabilities:
Accounts receivable	86,194,306	(1,550,265)
Prepaid expenses and other current assets	(5,273,060)	12,343,116
Other assets	970,612	46,945
Accounts payable	(18,246,793)	10,807,765
Accrued liabilities	(7,451,661)	(27,996,715)
Operating lease liabilities and right-of-use assets	336,596	(30,322)
Net cash provided by operating activities	43,260,218	26,247,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,170,883)	(1,985,543)
Acquisition of intangibles	(1,578,173)	(1,567,957)
Acquisition of a business, net of cash acquired	(3,646,318)	—
Purchase of restricted investments	(22,221,437)	—
Purchase of equity method investments	—	(148,487)
Proceeds from sale of restricted investments	2,329,246	—
Proceeds from disposal of property and equipment	177,329	82,713
Net cash used in investing activities	(27,110,236)	(3,619,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	45,000,000
Repayments of revolving credit line	—	(40,000,000)
Repayments of notes payable	(6,258)	(16,887)
Due to seller	(750,919)	(3,863)
Earnout payments on contingent liabilities	(265,538)	(1,600,029)
Dividends paid to noncontrolling interest	—	(250,000)
Proceeds from exercise of stock options	—	684
Payments for taxes related to shares withheld for employee taxes	(1,340,552)	(266,332)
Common stock repurchased	(10,828,906)	(9,782,011)
Payments on obligations under finance lease	(2,708,673)	(2,029,789)
Net cash used in financing activities	(15,900,846)	(8,948,227)

Effect of exchange rate changes on cash and cash equivalents	968,129	(74,527)

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,217,265	13,605,408
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	107,337,307	72,217,986
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$108,554,572	$85,823,394
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,005,769	$912,292
Cash paid for interest on finance lease liabilities	$470,749	$366,827
Cash paid for income taxes	$6,094,270	$1,371,274
Right-of-use assets obtained in exchange for lease liabilities	$7,698,829	$5,739,465
Remeasurement of finance lease right-of-use asset due to lease modification	$—	$300,000

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$13,125	$169,126
Pre-acquisition receivables written off through due to seller	$—	$3,360,067

Reconciliation of cash and restricted cash
Cash	$104,164,128	$66,059,922
Restricted cash	4,390,444	19,763,472
Total cash and restricted cash shown in statement of cash flows	$108,554,572	$85,823,394
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
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities (“VIEs”) in which the Company does not have direct equity ownership. Certain amounts in the prior period’s unaudited Condensed Consolidated Statements of Cash Flows have been reclassified to conform with current period presentation.
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

Net loss for the Company’s VIEs was $2,392,937 and $81,978 for the three months ended June 30, 2025 and 2024, respectively, and $4,104,448 and $357,883 for the six months ended June 30, 2025 and 2024, respectively. Total assets, exclusive of intercompany assets, amounted to $6,759,053 and $3,122,209 as of June 30, 2025 and December 31, 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $11,543,036 and $3,801,744 as of June 30, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $4,783,983 and $679,535 as of June 30, 2025 and December 31, 2024, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended June 30, 2025 and 2024 were $927,462 and $33,973, respectively, and $1,423,000 and $(106,161) for the six months ended June 30, 2025 and 2024, respectively.

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
Self-Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers’ compensation, auto liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, auto liability and healthcare benefits.
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company’s financial instruments that are exposed to concentrations of credit risks primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments, and accounts receivable. The Company attempts to minimize concentration of credit risk by maintaining its cash, cash equivalents, and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of the Company’s restricted cash equivalents and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
Major Customers
The Company had one customer that accounted for approximately 34% of revenues for the three months ended June 30, 2025, and two customers that accounted for approximately 37% and 31%, respectively, of revenues for the three months ended June 30, 2024.
The Company had one customer that accounted for approximately 42% of revenues for the six months ended June 30, 2025, and two customers that each accounted for approximately 35% of revenues for the six months ended June 30, 2024.
As of June 30, 2025, the Company had two customers that accounted for approximately 28% and 25%, respectively, of net accounts receivable. As of December 31, 2024, the Company had two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable.
Major Vendor

The Company had one vendor that accounted for approximately 13% and 18% of total cost for the three months ended June 30, 2025 and 2024, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company had one vendor that accounted for approximately 16% and 18% of total cost for the six months ended June 30, 2025 and 2024, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $2,012,230 and $4,020,221 with foreign financial institutions on June 30, 2025 and December 31, 2024, respectively.
Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. Restricted cash and cash equivalents is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for self-insurance exposures and a standby letter of credit as required by its insurance carrier (see Note 9).
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
The Company also maintains certain cash balances related to its insurance programs, which are held in a self-depleting trust and restricted as to withdrawal or use by the Company other than to pay or settle self-insured claims and costs. These amounts are reflected in restricted cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.
Beginning in the three and six months ended June 30, 2025, the Company invests a portion of its restricted cash and cash equivalents held in the self-depleting trust into a restricted investment portfolio of marketable fixed income securities. In accordance with ASC 320, Investments - Debt Securities, the Company classifies its marketable fixed income securities, consisting of corporate bonds and U.S. government obligations, as available-for-sale. The Company records the securities at fair market value, which is determined using quoted market prices at the end of each reporting period. The Company includes fixed income securities maturing in three months or less within restricted cash and cash equivalents, and includes the remaining fixed income securities within restricted investments in the accompanying unaudited Condensed Consolidated Balance Sheets.
Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses, net of the tax related effect, are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses on the sale of available-for-sale securities, including other-than-temporary impairments, are determined using the specific identification method.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the Company’s restricted cash equivalents and restricted investments as of June 30, 2025. The Company did not invest in similar investments during 2024.

	June 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,079,249	$—	$—	$1,079,249
Corporate bonds	994,366	5,477	(74)	999,769
U.S. government obligations	22,334,027	93,003	(1,277)	22,425,753
Total	$24,407,642	$98,480	$(1,351)	$24,504,771

Included in restricted cash and cash equivalents	$4,390,251	$197	$(4)	$4,390,444
Included in restricted investments	$20,017,391	$98,283	$(1,347)	$20,114,327
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of June 30, 2025:

	Amortized Cost	Fair Value
Within 1 year	$10,203,010	$10,201,997
After 1 year through 5 years	8,332,165	8,369,816
After 5 years through 10 years	5,872,467	5,932,958
Total	$24,407,642	$24,504,771
Proceeds from the sales and maturities of the fixed income marketable securities were $9,323,535 for both the three and six months ended June 30, 2025. The Company included in other income (expense) in the unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income, a net realized gain of $435 for the three and six months ended June 30, 2025. There were no significant credit losses recognized during the three and six months ended June 30, 2025.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
The Company’s restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and unaudited Condensed Consolidated Balance Sheets in the period of the change.

Contingent Consideration

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025, but recorded a change in fair value of contingent consideration in the amount of $45,319 and $52,603 for the three and six months ended June 30, 2024, respectively. During the year ended December 31, 2024, the Company paid the remaining contingent liability in the amount of $2,008,524. There was no estimated contingent consideration amount payable for Ryan Brothers as of June 30, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025, but recorded a change in fair value of contingent consideration in the amount of $(11,100) and $(24,830) for the three and six months ended June 30, 2024, respectively. On February 4, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of 265,538. There was no remaining contingent liability balance for Exceptional as of June 30, 2025 and a contingent liability balance of $265,538 as of December 31, 2024 (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025 and 2024. The Company did not record any foreign exchange movements for the three months ended June 30, 2025 and 2024, respectively, and no foreign exchange movements for the six months ended June 30, 2025, but recorded $(4,798) for the six months ended June 30, 2024. There was no remaining contingent liability balance as of June 30, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025, but recorded a $298,419 change in fair value of contingent consideration for the three and six months ended June 30, 2024. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. The estimated contingent consideration amount payable for CRMS was $4,707,614 as of June 30, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company did not record a change in the fair value of contingent consideration for

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
the three and six months ended June 30, 2025. The estimated contingent liability for PTI as of June 30, 2025 was $240,000 (see Note 4).

Impairment of Finite-Lived Intangible Assets

The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income (expense) in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants (see Note 6).

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses and write offs of $1,238,462 and $(928,106), respectively, for the three months ended June 30, 2025, and $2,504,678 and $(2,286,032), respectively, for the six months ended June 30, 2025. The Company’s balance in its allowance for credit losses amounted to $6,092,588 as of June 30, 2025.
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the three and six months ended June 30, 2025 and 2024, refer to Note 16.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary Geographical Markets
U.S.	$66,258,565	$150,788,574	$148,232,981	$329,899,420
U.K.	14,159,057	14,161,142	28,217,696	27,137,825
Total revenues	$80,417,622	$164,949,716	$176,450,677	$357,037,245

Major Segments
Mobile health services	$30,780,993	$116,742,328	$75,990,537	$260,683,486
Transportation services	49,636,629	48,207,388	100,460,140	96,353,759
Total revenues	$80,417,622	$164,949,716	$176,450,677	$357,037,245
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the calculation of basic and diluted net (loss) income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(11,155,246)	$6,529,603	$(20,560,561)	$17,757,052
Weighted-average shares outstanding - Basic	98,931,293	101,840,612	100,255,877	102,829,487
Effect of dilutive options	—	4,483,733	—	4,483,733
Weighted-average shares outstanding - Diluted	98,931,293	106,324,345	100,255,877	107,313,220
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.11)	$0.06	$(0.21)	$0.17
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.11)	$0.06	$(0.21)	$0.17
Anti-dilutive employee share-based awards excluded	13,339,305	7,486,776	13,339,305	7,486,776
Equity Method Investments

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
Equity Investments without Readily Determinable Fair Value
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation with the Company) that do not have readily determinable fair values are recorded as equity investments without readily determinable fair value in accordance with ASC 321. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment is determined based on the Company’s best estimate of the amount that could be realized from the investment, which considers the latest financial information. During the three and six months ended June 30, 2025 and 2024, no impairment losses were recognized for equity investments without readily determinable fair values.
Leases
The Company categorizes a lease at its inception as either an operating or finance lease based on the criteria in ASC 842, Leases (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach, and has established a right-of-use asset and a current and non-current lease liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the right-of-use asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 addresses investor requests for more transparency about expense information through the disaggregation of relevant expense captions in the notes to the financial statements. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2025-03 on its disclosures.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Property and Equipment, Net
Property and equipment, net as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Vehicles	$16,797,338	$17,300,595
Medical equipment	9,923,242	9,210,203
Office equipment and furniture	4,623,566	4,293,100
Leasehold improvements	1,974,963	1,239,089
Buildings	527,283	527,283
Land	37,800	37,800
	33,884,192	32,608,070
Less: Accumulated depreciation	(19,461,894)	(17,726,659)
Property and equipment, net	$14,422,298	$14,881,411
During the six months ended June 30, 2025, the Company disposed of assets with a cost of $1,194,489 and accumulated depreciation of $983,945 for proceeds of $177,329. The Company recorded a loss on disposal of assets of $33,215 for the six months ended June 30, 2025.
The Company recorded depreciation expense of $1,211,772 and $1,476,657 for the three months ended June 30, 2025 and 2024, respectively.
The Company recorded depreciation expense of $2,432,577 and $2,907,965 for the six months ended June 30, 2025 and 2024, respectively.
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
During the six months ended June 30, 2025, the Company recorded $20,765 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition. As of June 30, 2025 and December 31, 2024, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $49,421 and $28,656, respectively.
The Company did not record a change in fair value of contingent consideration for the three and six ended June 30, 2025 but recorded a change in fair value of contingent consideration in the amount of $(11,100) and $(24,830) for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of June 30, 2025 and a contingent consideration amount payable of $265,538 as of December 31, 2024.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the six months ended June 30, 2024, the Company paid $3,863 of pre-acquisition accounts receivable through due to seller, the liability established during acquisition. There was no remaining due to seller balance as of June 30, 2025 and December 31, 2024.
The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025 but recorded a change in fair value of contingent consideration in the amount of $45,319 and $52,603 for the three and six months ended June 30, 2024, respectively. There was no estimated contingent consideration amount payable for Ryan Brothers as of June 30, 2025 and December 31, 2024.
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
The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025 and 2024. The Company also did not record any foreign exchange movements for the three months ended June 30, 2025 and 2024, and no foreign exchange movements for the six months ended June 30, 2025, but recorded a foreign exchange movement in the amount of $(4,798) for the six months ended June 30, 2024. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of June 30, 2025 and December 31, 2024.
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

The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025, but recorded a change in fair value of contingent consideration in the amount of $298,419 for the three and six months ended June 30, 2024. The estimated contingent consideration amount payable for CRMS was $4,707,614 as of June 30, 2025 and December 31, 2024.

Ambulnz CO, LLC

On July 1, 2024, the Company acquired the remaining noncontrolling interest in its Ambulnz CO, LLC (“Ambulnz CO”) joint venture from the University of Colorado Health in exchange for $1,848,000 in cash.

Professional Technicians, LLC
On February 10, 2025, the Company acquired 100% of the outstanding shares of common stock of PTI, a provider of mobile phlebotomy services. The aggregate purchase price consisted of $4,000,000 in cash consideration, $3,800,000 of which was paid at closing. The Company also agreed to pay up to an additional $1,500,000 in contingent consideration upon PTI meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026.
During the six months ended June 30, 2025, the Company initially recorded estimated contingent consideration in the amount of $240,000. Additionally, the Company recorded pre-acquisition accounts receivable in the amount of $521,806 and other current assets in the amount of $388,641 through due to seller, the liability established during acquisition.
The Company did not record a change in the fair value of contingent consideration for the three and six months ended June 30, 2025. The estimated contingent liability for PTI as of June 30, 2025 remained at $240,000.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the six months ended June 30, 2025, the Company paid the other current assets and pre-acquisition accounts receivable in the amount of $388,642 and $362,277, respectively. There was a due to seller balance of $159,528 for PTI as of June 30, 2025.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	PTI	Ambulnz CO	CRMS	Total

Consideration:
Cash consideration	$3,800,000	$1,848,000	$9,000,000	$14,648,000
Stock consideration	—	—	1,000,000	1,000,000
Deferred consideration	179,081	—	—	179,081
Contingent liability	240,000	—	15,822,190	16,062,190
Total consideration	$4,219,081	$1,848,000	$25,822,190	$31,889,271

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$153,682	$—	$1,574,604	$1,728,286
Accounts receivable	521,806	—	2,033,533	2,555,339
Prepaid expenses	36,622	—	—	36,622
Other current assets	388,641	—	293,478	682,119
Intangible assets	2,224,990	—	15,930,000	18,154,990
Total identifiable assets acquired	3,325,741	—	19,831,615	23,157,356

Accounts payable	—	—	28,978	28,978
Due to seller	910,447	—	2,448,460	3,358,907
Accrued liabilities	111,223	—	—	111,223
Other current liabilities	—	—	174,177	174,177
Total liabilities assumed	1,021,670	—	2,651,615	3,673,285

Noncontrolling interests	—	2,188,450	—	2,188,450

Goodwill	1,915,010	—	8,642,190	10,557,200
Additional paid-in-capital	—	(340,450)	—	(340,450)

Total purchase price	$4,219,081	$1,848,000	$25,822,190	$31,889,271
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Goodwill

The Company recorded an aggregate of $1,915,010 in goodwill in connection with its acquisitions in the six months ended June 30, 2025.

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the foreign currency translation adjustment. The carrying value of goodwill amounted to $49,954,435 as of June 30, 2025. The changes in the carrying value of goodwill for the six months ended June 30, 2025 are as noted in the table below:

Carrying Value
Balance as of December 31, 2024	$47,432,550
Goodwill acquired during the period	1,915,010
Foreign currency translation adjustment	606,875
Balance as of June 30, 2025	$49,954,435
6. Intangibles
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(243,173)	$4,655
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	12,129,913	1,331,223	—	(12,873,681)	587,455
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-14 years	19,993,533	1,351,372	—	(7,620,970)	13,723,935
Trademark	8-15 years	405,532	604,578	—	(150,650)	859,460
Non-compete agreements	5 years	100,000	—	—	(45,000)	55,000
Domain names	10 years	—	15,990	—	(666)	15,324
Software license agreement	Indefinite	—	500,000	—	—	500,000
Trade credits	5 years	1,500,000	—	—	—	1,500,000
		$43,838,360	$3,803,163	$—	$(20,934,140)	$26,707,383

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
The intangible assets include foreign currency translation adjustment in the amount of $73,152 for the six months ended June 30, 2025. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. For the six months ended June 30, 2025, the Company did not record any disposal of intangible assets. During the year ended December 31, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276.

The Company evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS. The impairment is a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group, which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. The Company used a discounted cash flow analysis to fair value the customer relationships. This calculation contains uncertainties as they require management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge was recorded as part of other income (expense) in the Company’s Consolidated Statements of Operations and Comprehensive Income and has no impact on its cash flow, liquidity or compliance with debt covenants.
The Company recorded amortization expense of $1,452,299 and $1,583,871 for the three months ended June 30, 2025 and 2024, respectively.
The Company recorded amortization expense of $2,751,441 and $3,278,854 for the six months ended June 30, 2025 and 2024, respectively.
Future amortization expense at June 30, 2025 for the next five years and in the aggregate are as follows:

Amortization Expense
2025, remaining	$1,510,056
2026	2,337,272
2027	2,318,368
2028	2,279,408
2029	2,236,120
Thereafter	4,564,605
Total	$15,245,829

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Investments
The Company’s ownership interest and carrying amounts of investments as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025		December 31, 2024
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity investment without readily determinable fair value		$5,000,000		$5,000,000
Equity method investments	Various	468,464	Various	547,979
Total investments		$5,468,464		$5,547,979
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three and six months ended June 30, 2025, no impairment losses or upward adjustments were recognized for the equity investments without readily determinable fair value. As of June 30, 2025, the Company’s investments in equity securities without readily determinable fair values totaled $5,000,000, and are included in investments on the unaudited Condensed Consolidated Balance Sheets.
Equity Method Investments
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. Subsequently, the Company made additional investments amounting to $310,450 and $298,932 in 2024 and 2023, respectively. No additional investments were made during the six months ended June 30, 2025. The Company’s carrying value in RND, an equity method investee, is reflected in investments on the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in loss on equity method investments on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of June 30, 2025 and December 31, 2024, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in investments on the accompanying unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in loss on equity method investments on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
8. Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued workers' compensation and other insurance liabilities	$19,871,471	$16,738,835
Accrued general expenses	13,208,644	16,530,363
Accrued payroll	6,026,464	4,374,654
Accrued subcontractors	3,798,065	9,174,499
Accrued bonus	1,717,639	3,078,445
Total accrued liabilities	$44,622,283	$49,896,796

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
9. Line of Credit

On November 1, 2022, the Company entered into a credit agreement with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The credit agreement provided for a revolving credit facility in the initial aggregate principal amount of $90,000,000. The revolving facility included the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) was obligated to increase its respective commitments. Borrowings under the revolving facility bore interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins were based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and were updated based on the Company’s consolidated net leverage ratio. The revolving facility was due to mature on November 1, 2027, the five-year anniversary of the closing date. The revolving facility was secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The revolving facility was subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the credit agreement.

As of December 31, 2024, there was a $30,000,000 outstanding balance on the revolving facility. As of June 30, 2025, the outstanding balance of the revolving facility remained at $30,000,000 and the unused portion of the revolving facility was $60,000,000. The Company incurred $441,282 and $588,588 in interest charges relating to its revolving facility for the three months ended June 30, 2025 and 2024, respectively, and $852,799 and $1,037,687 for the six months ended June 30, 2025 and 2024, respectively, which is reflected in interest expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. See also Note 21.
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. The letter of credit automatically renewed on October 20, 2024. As of June 30, 2025, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit expires on the one-year anniversary of the closing date, or December 20, 2025, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of June 30, 2025, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $1,173, inclusive of interest of 2.50%. The loan notes mature at various times through 2026 and are secured by transportation equipment.

During the year ended December 31, 2024, the Company fully repaid one of its loan payables that was originally scheduled to mature in August 2026 amounting to $38,949. As of June 30, 2025 and December 31, 2024, the Company had one remaining loan payable, scheduled to mature in May 2026, with an outstanding balance of $12,592 and $17,730, respectively.
The following table summarizes the Company’s notes payable:

	June 30, 2025	December 31, 2024
Equipment and financing loans payable, 2.50% interest and maturing on May 2026	$12,592	$17,730
Total notes payable	12,592	17,730
Less: current portion of notes payable	12,592	12,515
Total non-current portion of notes payable	$—	$5,215
Interest expense was $91 and $545 for the three months ended June 30, 2025 and 2024, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Interest expense was $196 and $1,428 for the six months ended June 30, 2025 and 2024, respectively.
Future minimum annual maturities of notes payable as of June 30, 2025 are as follows:

Notes Payable
2025, remaining	$6,868
2026	5,724
2027	—
Total maturities	12,592
Current portion of notes payable	(12,592)
Long-term portion of notes payable	$—
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

In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision makers. The Company has also disclosed an amount for other segment items, which are amounts included in (loss) income from operations that are not regularly provided to the chief operating decision makers. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, and other general and administrative expenses such as management fees, occupancy expense, and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company as of and for the three months ended June 30, 2025 and June 30, 2024 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended June 30, 2025
Revenues	$30,780,993	$49,636,629	$—	$80,417,622
Significant segment expenses	26,866,443	40,103,108	10,295,459	77,265,010
Personnel costs	18,645,594	33,145,771	9,268,915	61,060,280
Subcontractor costs	6,593,172	3,220,110	1,026,544	10,839,826
Vehicle costs	1,627,677	3,737,227	—	5,364,904
Other segment items	4,529,904	10,249,763	5,853,189	20,632,856
(Loss) income from operations	(615,354)	(716,242)	(16,148,648)	(17,480,244)
Depreciation and amortization expense	982,108	2,003,258	995,642	3,981,008
Stock compensation	1,340,920	52,939	3,432,274	4,826,133

Total assets	123,778,104	138,287,638	146,198,009	408,263,751
Long-lived assets	39,664,030	69,637,798	12,057,703	121,359,531
Capital expenditures	284,529	2,089,796	786,348	3,160,673

Three Months Ended June 30, 2024
Revenues	$116,742,328	$48,207,388	$—	$164,949,716
Significant segment expenses	68,042,993	40,464,800	8,789,778	117,297,571
Personnel costs	30,871,726	30,490,892	7,316,818	68,679,436
Subcontractor costs	35,007,658	5,478,673	1,472,960	41,959,291
Vehicle costs	2,163,609	4,495,235	—	6,658,844
Other segment items	22,675,092	9,837,552	4,990,352	37,502,996
Income (loss) from operations	26,024,243	(2,094,964)	(13,780,130)	10,149,149
Depreciation and amortization expense	1,183,437	2,143,948	874,273	4,201,658
Stock compensation	1,322,885	55,649	1,233,396	2,611,930

Total assets	378,083,028	66,508,021	43,574,638	488,165,687
Long-lived assets	44,869,140	67,436,529	10,622,310	122,927,979
Capital expenditures	127,595	3,822,946	868,312	4,818,853

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company as of and for the six months ended June 30, 2025 and June 30, 2024 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Six Months Ended June 30, 2025
Revenues	$75,990,537	$100,460,140	$—	$176,450,677
Significant segment expenses	64,921,150	79,593,108	22,152,998	166,667,256
Personnel costs	42,381,030	65,507,007	20,002,683	127,890,720
Subcontractor costs	19,991,019	6,576,194	2,150,315	28,717,528
Vehicle costs	2,549,101	7,509,907	—	10,059,008
Other segment items	9,198,865	20,391,907	11,670,331	41,261,103
Income (loss) from operations	1,870,522	475,125	(33,823,329)	(31,477,682)
Depreciation and amortization expense	1,938,480	3,952,084	1,851,835	7,742,399
Stock compensation	2,524,882	110,514	7,021,049	9,656,445

Total assets	123,778,104	138,287,638	146,198,009	408,263,751
Long-lived assets	39,664,030	69,637,798	12,057,703	121,359,531
Capital expenditures	3,013,672	5,901,358	4,174,599	13,089,629

Six Months Ended June 30, 2024
Revenues	$260,683,486	$96,353,759	$—	$357,037,245
Significant segment expenses	147,475,787	78,635,498	20,317,717	246,429,002
Personnel costs	64,375,090	60,060,312	17,486,295	141,921,697
Subcontractor costs	78,628,693	10,286,786	2,831,422	91,746,901
Vehicle costs	4,472,004	8,288,400	—	12,760,404
Other segment items	54,971,431	18,796,927	10,815,369	84,583,727
Income (loss) from operations	58,236,268	(1,078,666)	(31,133,086)	26,024,516
Depreciation and amortization expense	2,384,079	4,142,403	1,857,957	8,384,439
Stock compensation	3,235,175	194,073	3,171,021	6,600,269

Total assets	378,083,028	66,508,021	43,574,638	488,165,687
Long-lived assets	44,869,140	67,436,529	10,622,310	122,927,979
Capital expenditures	256,785	7,031,028	1,666,525	8,954,338
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Primary Geographical Markets
U.S.	$102,543,049	$96,380,597
U.K.	18,816,482	18,958,174
Total long-lived assets	$121,359,531	$115,338,771
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

On August 5, 2024, following the expiration of the previously authorized share repurchase program on July 30, 2024, the Board effectively extended the Prior Repurchase Program by authorizing a new share repurchase program (the “New Repurchase Program”) on the same terms and conditions as the Prior Repurchase Program other than expiration, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration. The New Repurchase Program was originally set to expire on December 31, 2024. On December 20, 2024, the Board extended the expiration date of the New Repurchase Program from December 31, 2024 to June 30, 2025, and on June 12, 2025, the Board further extended the expiration date of the New Repurchase Program from June 30, 2025 to December 31, 2025. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

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
During the three months ended June 30, 2025 and June 30, 2024, the Company repurchased and subsequently cancelled 2,527,900 and 1,395,957 shares of Common Stock for $5,076,952 and $4,904,452, respectively.

During the six months ended June 30, 2025 and June 30, 2024, the Company repurchased and subsequently cancelled 4,481,069 and 2,651,571 shares of Common Stock for $10,828,906 and $9,782,011, respectively.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of June 30, 2025, approximately 5.3 million employee stock options had vested.
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
The following assumptions were used to compute the fair value of the stock option grants during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	—%	4.37%
Expected term (in years)	—	5.66
Volatility	—%	65.95%
Dividend yield	—%	—%

The following table summarizes the Company’s stock option activity under the Plan during the six months ended June 30, 2025:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2024	8,167,496	$6.98	7.32	$2,521,202
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(173,577)	7.56	—	—
Balance as of June 30, 2025	7,993,919	6.99	6.83	—
Options vested and exercisable as of June 30, 2025	5,317,493	$6.94	6.44	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the year ended December 31, 2024 was $3.59. No stock options were granted during the six months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, the total recorded stock-based compensation related to stock option awards granted was $1,557,492 and $785,703, respectively.

For the six months ended June 30, 2025 and 2024, the total recorded stock-based compensation related to stock option awards granted was $2,946,749 and $3,240,846, respectively.
On June 30, 2025 and December 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $8,200,989 and $11,246,649, respectively. This cost is expected to be recognized over a weighted-average period of approximately 1.24 years as of June 30, 2025.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for RSUs generally ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Activity under RSUs during the six months ended June 30, 2025 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2024	4,068,987	$4.63
Granted	450,180	1.71
Vested	(340,747)	4.32
Forfeited	(158,978)	4.10
Balance as of June 30, 2025	4,019,442	4.35
Vested and unissued as of June 30, 2025	2,617	10.03
Non-vested as of June 30, 2025	4,016,825	$4.35
The total grant-date fair value of RSUs granted during the six months ended June 30, 2025 was $769,500.
For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $1,750,655 and $1,631,400, respectively.
For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $3,523,749 and $2,815,794, respectively.
On June 30, 2025, and December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $14,052,438 and $17,458,680, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.75 years as of June 30, 2025.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to PSUs of $1,517,986 and $194,827, respectively, which are included in accrued liabilities.

For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to PSUs of $3,185,947 and $543,629, respectively, which are included in accrued liabilities.
As of June 30, 2025 and December 31, 2024, the total unrecognized compensation related to unvested PSUs granted was $8,661,394 and $8,332,535, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.50 years as of June 30, 2025.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of June 30, 2025, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the six months ended June 30, 2025.

The following is a summary of the revenue PSU grants for the six months ended June 30, 2025:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	868,218	$5.16
Granted	—	—
Vested	(217,055)	5.16
Forfeited	—	—
Performance adjustment	—	—
Balance as of June 30, 2025	651,163	$5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of June 30, 2025, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2027.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the six months ended June 30, 2025.
The following key assumptions were used in the Monte Carlo calculation for TSR PSU awards granted during the year ended December 31, 2024:

Valuation date price	$4.19
Expected company volatility	68.05%
Expected peer group volatility	90.63%
Expected term (in years)	3.05
Risk-free interest rate	4.10%

The following is a summary of the TSR PSU grants for the six months ended June 30, 2025:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	1,205,251	$4.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2025	1,205,251	$4.19
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
Lease Costs
The table below comprises lease expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of total lease cost:
Operating lease expense	$1,349,100	$830,029	$2,671,618	$1,766,779
Finance lease expense:
Amortization of right-of-use assets	1,316,938	1,141,130	2,558,381	2,197,620
Interest on lease liabilities	250,694	184,944	470,749	366,827
Finance lease expense	1,567,632	1,326,074	3,029,130	2,564,447
Short-term lease expense	214,582	420,583	582,205	889,457
Total lease cost	$3,131,314	$2,576,686	$6,282,953	$5,220,683
Lease Payments
The table below presents lease payments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of total lease payments:
Operating lease payment	$1,203,839	$849,696	$2,274,370	$1,778,682
Finance lease payment	1,367,624	1,060,201	2,664,511	2,029,789
Total lease payments	$2,571,463	$1,909,897	$4,938,881	$3,808,471

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
(Gain) Loss on Remeasurement
During the six months ended June 30, 2025, the Company reassessed the use of some office spaces, resulting in early terminations of two leased office spaces. The Company recorded a (gain) loss from remeasurement of operating lease of $(6,425) and $164 during the three and six months ended June 30, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded a loss from remeasurement of operating lease of $0 and $7,306 during the three and six months ended June 30, 2024.
Sublease Income
During the six months ended June 30, 2025, the Company subleased a portion of its corporate office space in New York, NY. The sublease entered into during the six months ended June 30, 2025 has a lease term of one year and four months and has been classified as an operating lease by the Company. Sublease income was $109,758 and $184,760 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2024, the Company subleased its office space in Houston, TX. The sublease was entered in 2023 and has a lease term of three years and has been classified as an operating lease by the Company. Sublease income was $18,869 and $37,739 for the three and six months ended June 30, 2024, respectively. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income under other income (expense).
Lease Position as of June 30, 2025
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Assets
Lease right-of-use assets	$12,611,145	$11,958,698
Total lease assets	$12,611,145	$11,958,698

Liabilities
Current liabilities:
Lease liability - current portion	$4,693,813	$3,844,561
Noncurrent liabilities:
Lease liability, net of current portion	8,769,686	8,599,072
Total lease liability	$13,463,499	$12,443,633
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2025:

Weighted average remaining lease term (in years) - operating leases	3.42
Weighted average discount rate - operating leases	5.90%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of June 30, 2025 were as follows:

Operating Leases
2025, remaining	$2,747,564
2026	4,673,528
2027	3,393,467
2028	2,613,171
2029	1,225,505
2030	65,516
Thereafter	212,065
Total future minimum lease payments	14,930,816
Less effects of discounting	(1,467,317)
Present value of future minimum lease payments	$13,463,499
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $16,976,239 and $14,725,605 as of June 30, 2025 and December 31, 2024, respectively, and a right-of-use net of $17,664,270 and $15,337,299 as of June 30, 2025 and December 31, 2024, respectively (accumulated depreciation of $11,042,816 and $9,128,202 as of June 30, 2025 and December 31, 2024, respectively).
Loss on Lease Remeasurement
During the year, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a loss on remeasurement of finance lease of $13,032 and $47,280 during the three and six months ended June 30, 2025.
The Company recorded a loss on remeasurement of finance lease of $21,192 and $18,583 during the three and six months ended June 30, 2024.
Lease Position as of June 30, 2025
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Assets
Lease right-of-use assets	$17,664,270	$15,337,299
Total lease assets	$17,664,270	$15,337,299

Liabilities
Current liabilities:
Lease liability - current portion	$5,359,548	$4,694,467
Noncurrent liabilities:
Lease liability, net of current portion	11,616,691	10,031,138
Total lease liability	$16,976,239	$14,725,605

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2025:

Weighted average remaining lease term (in years) - finance leases	3.48
Weighted average discount rate - finance leases	5.79%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of June 30, 2025 are as follows:

Finance Leases
2025, remaining	$3,207,123
2026	5,782,525
2027	4,616,290
2028	3,320,258
2029	1,667,550
2030	211,232
Total future minimum lease payments	18,804,978
Less effects of discounting	(1,828,739)
Present value of future minimum lease payments	$16,976,239

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other Expense
The Company recognized $436,394 and $581,655 of other expense for the three months ended June 30, 2025 and 2024, respectively, as set forth in the table below.

The Company recognized $1,241,943 and $734,639 of other expense for the six months ended June 30, 2025 and 2024, respectively, as set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Other expense:
Interest expense, net	$443,662	$513,650	$869,946	$882,658
Change in fair value of contingent liability	—	332,638	—	326,192
Loss on equity method investments	38,817	64,014	79,515	147,181
Loss on remeasurement of operating and finance leases	6,607	21,192	47,444	25,889
Loss (gain) on disposal of fixed assets	48,354	(12,563)	33,215	(65,398)
Other (income) expense	(101,046)	(337,276)	211,823	(581,883)
Total other expense	$436,394	$581,655	$1,241,943	$734,639

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $287,798 and $367,670 for the three months ended June 30, 2025 and 2024, respectively, and $567,545 and $620,920 for the six months ended June 30, 2025 and 2024, respectively.
Included in accounts payable were $119,725 and $55,545 due to related parties as of June 30, 2025 and December 31, 2024, respectively. There were no amounts included in accrued liabilities due to related parties as of June 30, 2025 and December 31, 2024 related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $20,613 and $74,607 for the three months ended June 30, 2025 and 2024, respectively, and $56,319 and $140,619 for the six months ended June 30, 2025 and 2024, respectively.
Included in accounts payable were $500 and $17,149 due to related parties as of June 30, 2025 and December 31, 2024, respectively. Included in accrued liabilities were $0 and $13,097 due to related parties as of June 30, 2025 and December 31, 2024 related to subcontractor services.
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
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Mr. Capone under the Transition Agreement totaling $0 and $45,000 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $180,000 for the six months ended June 30, 2025 and 2024, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of June 30, 2025 and December 31, 2024, respectively, related to this Transition Agreement.
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $0 and $35,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and six months ended June 30, 2025, respectively. The Company made no payments to Mr. Vashovsky under the Consulting Agreement for the three and six months ended June 30, 2024.
There were no amounts included in accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024, related to the Vashovsky Consulting Agreement.

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
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made no payments to Mr. Katz under the Katz Consulting Period for the three months ended June 30, 2025 and 2024, respectively, and made payments totaling $2,500 and $0 for the six months ended June 30, 2025 and 2024, respectively.

Included in accounts payable were $0 and $2,500 due to related parties as of June 30, 2025 and December 31, 2024 related to the Katz Consulting Agreement. There were no amounts included in accrued liabilities due to related parties as of June 30, 2025 and December 31, 2024 related to the Katz Consulting Agreement.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Consulting Agreement - Rosario Manco Jr.
On June 27, 2025, the Company entered into a separation and transition consulting agreement (the “Manco Consulting Agreement”) with Rosario Manco Jr., who was terminated as the Vice President of Finance effective June 27, 2025. Pursuant to the Manco Consulting Agreement, Mr. Manco served as a consultant to the Company until July 27, 2025 (the “Manco Consulting Period”). During the Manco Consulting Period, Mr. Manco assisted the Company with transitioning job duties and responsibilities of the Vice President of Finance role, including but not limited to communications with the Company’s Chief Financial Officer pertaining to the same. As consideration for his services during the Manco Consulting Period, and subject to his compliance with the Manco Consulting Agreement, Mr. Manco received total consulting fees in the amount of $27,810.
The Company made no payments to Mr. Manco under the Manco Consulting Agreement for the three and six months ended June 30, 2025 and 2024, respectively. There were also no amounts included in accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 related to the Manco Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company had historically provided for a partial valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s benefit from (provision for) income taxes for the three months ended June 30, 2025 and 2024 were $4,626,745 and $(3,708,920), respectively, and $8,350,432 and $(8,827,924) for the six months ended June 30, 2025 and 2024, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company’s expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of June 30, 2025.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Given the overlapping claims and time periods presented in the California Labor Actions, in an effort to reach a global resolution, these actions were mediated concurrently on February 5, 2025. The parties reached a resolution, in principle, at the mediation. At the time of this filing, the parties have finalized but not yet executed the settlement documents memorializing that resolution.

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

On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the two derivative actions were consolidated, the complaint filed in the Daboul action was deemed the operative complaint in the consolidated action, and the Court set a briefing schedule for the defendants’ motion to dismiss. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any. The Company believes there are substantial defenses to these claims.

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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company expects government contract work to decline, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
21. Subsequent Events

Primary Care Ambulance Corporation Asset Purchase

Effective August 6, 2025, Holdings entered into an asset purchase and management service agreement to acquire certain assets and assume certain liabilities of Primary Care Ambulance Corporation, a New York corporation. The aggregate purchase price consisted of $1,600,000 in cash consideration, of which $200,000 was paid upon execution of the agreement and $1,000,000 will be paid at closing. The remaining $400,000 will be paid in two $200,000 installments on or before December 31, 2025 and on or before June 30, 2026, respectively, subject to certain conditions.

Line of Credit Paydown

On August 1, 2025, the Company repaid all amounts outstanding under the revolving facility, and no amounts are outstanding as of the date of this Quarterly Report. The total amount paid was $30,320,173, of which $30,000,000 represented the outstanding principal amount and $320,173 represented the outstanding interest.

Line of Credit Amendment

On August 7, 2025, the Company amended and restated the prior credit agreement (the “Prior Credit Agreement”) (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (“Revolving Facility”) up to an aggregate principal amount of $55,000,000 and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20,000,000, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Revolving Facility. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant, as defined in the Credit Agreement.

As of December 31, 2024, there was a $30,000,000 outstanding balance on the prior revolving facility (the “Prior Revolving Facility”). As of June 30, 2025, the outstanding balance of the Prior Revolving Facility remained at

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
$30,000,000, and prior to the execution of the Credit Agreement the outstanding balance of the Revolving Facility was reduced to $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties and other factors described in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”
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

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to the recent and ongoing wind down of migrant-related services; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks, funding new strategic relationships and potentially repaying our line of credit; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; risks associated with our share repurchase program; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and any prospect of a shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and that are otherwise described or updated from time to time in our filings with the SEC.

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
For the three months ended June 30, 2025, the Company recorded a net loss of $13.3 million, compared to net income of $5.8 million in the three months ended June 30, 2024.
For the six months ended June 30, 2025, the Company recorded a net loss of $24.3 million, compared to net income of $16.5 million in the six months ended June 30, 2024.

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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, moderated in 2024 after trending well above historical levels in the period from the second quarter of 2021 through the second quarter of 2024. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined during the second half of 2024, and the annual inflation rate declined to 2.9% for the full year 2024 from 4.1% in 2023 and 8.0% in 2022. For 2025 to date, the inflation rate has remained moderate, with readings of 3.0% in January, 2.8% in February, 2.4% in March, 2.3% in April, 2.4% in May and 2.7% in June. However, the introduction of new tariffs on imported goods has led to the prospect of increased inflation over the second half of 2025 and beyond. The increased inflation rate witnessed between 2021 and 2024 had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This had the effect of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the six months ended June 30, 2025, the Company completed one acquisition, for $4.2 million. The Company did not complete any acquisitions during the six months ended June 30, 2024.
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

Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company expects government contract work to decline, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the Company continued to provide services under other contracts during the first and second quarters of 2025, the wind-down of those services is nearly complete and the Company expects that the revenues from these migrant-related projects will be significantly lower in 2025 than they were in 2024 and in the second half of 2023.

In addition, government contract work subjects the Company to government audits, investigations and proceedings, which could lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or a decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Operating Expenses
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, bad debt expense, insurance expense, consultant fees and professional fees for accounting services. We incur additional general and administrative expenses as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities and other administrative and professional services. In dollar terms, our general and administrative expenses have declined in recent quarters, along with the decline in our overall revenues, due to the wind-down of the Company’s migrant-related projects. However, these costs have increased when measured as a percentage of total revenue, as the decline in general and administrative costs has been smaller than has been the decline in total revenue. Over the remainder of 2025, we expect this trend to continue, with general and administrative costs declining sequentially in absolute dollar terms, while increasing as a percentage of revenues. Over the longer term, we expect that general and administrative expenses will increase along with headcount as the Company’s overall business activity increases, including higher sales and marketing fees.
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

Technology and Development Expenses
Technology and development expenses, consist primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels. Technology and development expenses will also be driven by investments made into new areas, such as artificial intelligence (AI).
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows and promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, expand into new geographic markets and customer verticals, particularly in the Mobile Health segment; and continue to build brand awareness.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Prior Revolving Facility. These expenses are determined by the amounts of debt that are outstanding, as well as market interest rates, which form the basis for the interest expenses relating to our Prior Revolving Facility.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$80.4	100.0%	$164.9	100.0%	$(84.5)	(51.2)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	55.0	68.4%	109.1	66.2%	(54.1)	(49.6)%
Operating expenses:
General and administrative	31.2	38.8%	34.8	21.1%	(3.6)	(10.3)%
Depreciation and amortization	4.0	5.0%	4.2	2.5%	(0.2)	(4.8)%
Legal and regulatory	4.3	5.3%	4.0	2.4%	0.3	7.5%
Technology and development	3.0	3.7%	2.3	1.4%	0.7	30.4%
Sales, advertising and marketing	0.4	0.6%	0.4	0.3%	—	—%
Total expenses	97.9	121.8%	154.8	93.9%	(56.9)	(36.8)%
(Loss) income from operations	(17.5)	(21.8)%	10.1	6.1%	(27.6)	(273.3)%

Other expense:
Interest expense, net	(0.5)	(0.6)%	(0.5)	(0.3)%	—	—%
Change in fair value of contingent liability	—	—%	(0.3)	(0.2)%	0.3	100.0%
Loss on equity method investments	—	—%	(0.1)	(0.1)%	0.1	100.0%
Other income	0.1	0.1%	0.3	0.2%	(0.2)	(66.7)%
Total other expense	(0.4)	(0.5)%	(0.6)	(0.4)%	0.2	33.3%

Net (loss) income before income tax benefit (expense)	(17.9)	(22.3)%	9.5	5.8%	(27.4)	(288.4)%
Benefit from (provision for) income taxes	4.6	5.8%	(3.7)	(2.3)%	8.3	224.3%
Net (loss) income	(13.3)	(16.5)%	5.8	3.5%	(19.1)	(329.3)%
Net loss attributable to noncontrolling interests	(2.1)	(2.6)%	(0.7)	(0.4)%	(1.4)	(200.0)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(11.2)	(13.9)%	$6.5	3.9%	$(17.7)	(272.3)%

Revenues
Consolidated
For the three months ended June 30, 2025, total revenues were $80.4 million, a decrease of $84.5 million, or 51.2%, compared to the three months ended June 30, 2024.
Mobile Health Services
For the three months ended June 30, 2025, Mobile Health Services revenues were $30.8 million, a decrease of $85.9 million, or 73.6%, compared to the three months ended June 30, 2024. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the exact timing of the wind-down of the remaining migrant-related services under other contracts is still uncertain, this process is nearly complete and the Company expects that the revenues from any remaining migrant-related projects will be significantly lower in 2025 than in 2024 and the second half of 2023. As such, while we expect to launch new Mobile Health Services projects in 2025 and to expand existing projects, we expect that overall Mobile Health Services revenues will be significantly lower in 2025 than they were in 2024.
Transportation Services

For the three months ended June 30, 2025, Transportation Services revenues were $49.6 million an increase of $1.4 million, or 2.9%, compared to the three months ended June 30, 2024. This increase was despite a 1.5% decrease in U.S. trip volumes, to 72,598 trips in the three months ended June 30, 2025, from 73,722 trips for the three months ended June 30, 2024. Offsetting this decline in volume was an increase in the average trip price to $410 in the three months ended June 30, 2025, from $393 in the three months ended June 30, 2024. The increase in the average trip price in the 2025 period reflected a shift in mix toward higher-priced transports when compared to the same period in 2024 in some of the Company’s markets.
Cost of revenues
For the three months ended June 30, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 49.6% compared to the three months ended June 30, 2024, while revenues decreased by approximately 51.2%. Cost of revenues as a percentage of revenues increased to 68.4% in the three months ended June 30, 2025 from 66.2% in the three months ended June 30, 2024.
Total cost of revenues in the three months ended June 30, 2025 decreased by $54.1 million compared to the same period in 2024. This decrease was primarily attributable to a $9.4 million decrease in total compensation, a $31.0 million decline in subcontracted labor costs and a $9.6 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter; a $1.3 million decrease in vehicle costs and a $2.8 million net decrease in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2025 amounted to $20.8 million, down 72.2% from $74.9 million in the three months ended June 30, 2024. Cost of revenues as a percentage of revenues increased to 67.5% from 64.2% in the prior year period, due to the decline in Mobile Health Services revenues, driven by the wind-down of migrant-related projects and lower margins from the early-stage care gap closure business.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in both the three months ended June 30, 2025 and 2024 amounted to $34.2 million. Cost of revenues as a percentage of revenues decreased to 69.0% from 71.0% in the prior year quarter, as revenues increased while cost of revenues remained essentially unchanged. Total compensation increased by 15.0% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 44.9% when compared to last year’s first quarter, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services.
Operating expenses
For the three months ended June 30, 2025, the Company recorded $42.9 million of operating expenses compared to $45.7 million for the three months ended June 30, 2024, a decrease of 6.1%. As a percentage of revenue, operating expenses increased from 27.7% in the second quarter of 2024 to 53.4% in the second quarter of 2025, reflecting the decrease in revenues described above. The decrease of $2.8 million in operating expenses related to a $5.1 million decrease in travel-related expenses, all due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects. This decline was partially offset by an increase of $1.8 million in total compensation as well as a net $0.5 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to decline as certain ongoing cost-containment efforts take hold.
For the Mobile Health Services segment, operating expenses in the three months ended June 30, 2025 were $10.6 million, down 32.9% from $15.8 million in the three months ended June 30, 2024. Operating expenses as a percentage of revenues increased to 34.4% in the second quarter of 2025, from 13.5% in the second quarter of 2024, reflecting the drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York.
For the Transportation Services segment, operating expenses in both the three months ended June 30, 2025 and 2024 were $16.1 million. Operating expenses as a percentage of revenues decreased slightly, to 32.5% for the three months ended June 30, 2025 from 33.4% in the three months ended June 30, 2024, due to the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended June 30, 2025 were $16.2 million, up 17.4% from $13.8 million in the three months ended June 30, 2024, as higher stock compensation costs and professional fees outweighed a decline in subcontractor expenses and insurance costs. Corporate expenses amounted to approximately 20.1% of total consolidated revenues in the second quarter of 2025, compared to 8.4% in the second quarter of 2024, reflecting the decline in total consolidated revenues.
Interest expense, net

For both the three months ended June 30, 2025 and 2024, the Company recorded $0.5 million of interest expense, net. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended June 30, 2025 and 2024.

Change in fair value of contingent liability
During the three months ended June 30, 2025, the Company did not record a gain or loss for the change in fair value of contingent consideration. During the three months ended June 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.3 million.

Loss on equity method investments

During the three months ended June 30, 2025, the Company recorded a loss on equity method investments of $38,817, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended June 30, 2024, the Company recorded a loss on equity method investments of $64,014.

Other income

During the three months ended June 30, 2025, the Company recorded other income of $0.1 million, compared to other income of $0.3 million in the three months ended June 30, 2024.

Benefit from (provision for) income taxes

During the three months ended June 30, 2025, the Company recorded an income tax benefit of $4.6 million, compared to an income tax provision of $3.7 million in the three months ended June 30, 2024. The increased tax expense in the 2024 period was due to the recording of higher pretax income in the 2024 period, as well as increased state and local taxes in the jurisdictions in which the Company did business in the 2024 period.

Net loss attributable to noncontrolling interests

For the three months ended June 30, 2025, the Company had net loss attributable to noncontrolling interests of approximately $2.1 million, compared to net loss attributable to noncontrolling interests of approximately $0.7 million for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$176.5	100.0%	$357.0	100.0%	$(180.5)	(50.6)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	120.2	68.1%	233.9	65.5%	(113.7)	(48.6)%
Operating expenses:
General and administrative	64.2	36.4%	74.9	21.0%	(10.7)	(14.3)%
Depreciation and amortization	7.7	4.4%	8.4	2.4%	(0.7)	(8.3)%
Legal and regulatory	8.6	4.9%	8.3	2.3%	0.3	3.6%
Technology and development	6.6	3.7%	4.8	1.3%	1.8	37.5%
Sales, advertising and marketing	0.7	0.4%	0.7	0.2%	—	—%
Total expenses	208.0	117.9%	331.0	92.7%	(123.0)	(37.2)%
(Loss) income from operations	(31.5)	(17.9)%	26.0	7.3%	(57.5)	(221.2)%

Other expense:
Interest expense, net	(0.9)	(0.5)%	(0.9)	(0.3)%	—	—%
Change in fair value of contingent liability	—	—%	(0.3)	(0.1)%	0.3	100.0%
Loss on equity method investments	(0.1)	(0.1)%	(0.1)	—%	—	—%
(Loss) gain on disposal of fixed assets	—	—%	0.1	—%	(0.1)	(100.0)%
Other (expense) income	(0.2)	(0.1)%	0.5	0.1%	(0.7)	(140.0)%
Total other expense	(1.2)	(0.7)%	(0.7)	(0.3)%	(0.5)	(71.4)%

Net (loss) income before income tax benefit (expense)	(32.7)	(18.5)%	25.3	7.1%	(58.0)	(229.2)%
Benefit from (provision for) income taxes	8.4	4.7%	(8.8)	(2.5)%	17.2	195.5%
Net (loss) income	(24.3)	(13.8)%	16.5	4.6%	(40.8)	(247.3)%
Net loss attributable to noncontrolling interests	(3.8)	(2.2)%	(1.3)	(0.4)%	(2.5)	(192.3)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(20.5)	(11.6)%	$17.8	5.0%	$(38.3)	(215.2)%

Revenues

Consolidated
For the six months ended June 30, 2025, total revenues were $176.5 million, a decrease of $180.5 million, or 50.6%, compared to the six months ended June 30, 2024.
Mobile Health Services
For the six months ended June 30, 2025, Mobile Health Services revenues were $76.0 million, a decrease of $184.7 million, or 70.8%, compared to the six months ended June 30, 2024. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the exact timing of the wind-down of the remaining migrant-related services under other contracts is still uncertain, this process is nearly complete and the Company expects that the revenues from any remaining migrant-related projects will be significantly lower in 2025 than in 2024 and the second half of 2023. As such, while we expect to launch new Mobile Health Services projects in 2025 and to expand existing projects, we expect that overall Mobile Health Services revenues will be significantly lower in 2025 than they were in 2024.
Transportation Services

For the six months ended June 30, 2025, Transportation Services revenues were $100.5 million, an increase of $4.1 million, or 4.3%, compared to the six months ended June 30, 2024. This increase was due to a 2.1% increase in U.S. trip volumes, to 146,728 trips in the six months ended June 30, 2025, from 143,699 trips for the six months ended June 30, 2024. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price decreased slightly, to $394 in the six months ended June 30, 2025, from $396 in the six months ended June 30, 2024. The decline in the average trip price in the 2025 period reflected a shift in mix toward lower-priced transports when compared to the same period in 2024 in some of the Company’s markets, particularly in the first quarter of the year.
Cost of revenues
For the six months ended June 30, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 48.6% compared to the six months ended June 30, 2024, while revenues decreased by approximately 50.6%. Cost of revenues as a percentage of revenues increased to 68.1% in the six months ended June 30, 2025 from 65.5% in the six months ended June 30, 2024.
Total cost of revenues in the six months ended June 30, 2025 decreased by $113.7 million compared to the same period in 2024. This decrease was primarily attributable to a $16.5 million decrease in total compensation, a $62.4 million decline in subcontracted labor costs and a $23.3 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter; a $2.7 million decrease in vehicle costs; a $2.0 million decline in travel-related costs for field employees; and a $6.8 million net decrease in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2025 amounted to $52.1 million, down 68.9% from $167.7 million in the six months ended June 30, 2024. Cost of revenues as a percentage of revenues increased to 68.6% from 64.3% in the prior year period, due to the decline in Mobile Health Services revenues, driven by the wind-down of migrant-related projects and lower margins from the early-stage care gap closure business.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2025 amounted to $68.1 million, up 3.0% from $66.1 million in the six months ended June 30, 2024. Cost of revenues as a percentage of revenues decreased to 67.8% from 68.6% in the prior year quarter, as the increase in revenues outpaced the increase in cost of revenues. Total compensation increased by 14.8% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 39.3% when compared to last year’s first half, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services.
Operating expenses
For the six months ended June 30, 2025, the Company recorded $87.8 million of operating expenses compared to $97.1 million for the six months ended June 30, 2024, a decrease of 9.6%. As a percentage of revenue, operating expenses increased from 27.2% in the first half of 2024 to 49.7% in the first half of 2025, reflecting the decrease in revenues described above. The decrease of $9.3 million in operating expenses related to a $12.5 million decrease in travel-related expenses, due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects. This decline was partially offset by a $2.5 million increase in total compensation and a net $0.7 million increase spread across a variety of other operating expense categories. The Company anticipates that operating expenses will continue to decline as certain ongoing cost-containment efforts take hold.
For the Mobile Health Services segment, operating expenses in the six months ended June 30, 2025 were $22.1 million, down 36.3% from $34.7 million in the six months ended June 30, 2024. Operating expenses as a percentage of revenues increased to 29.1% in the second quarter of 2025, from 13.3% in the second quarter of 2024, reflecting the drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York.
For the Transportation Services segment, operating expenses in the six months ended June 30, 2025 were $31.8 million, up 1.6% from $31.3 million in the six months ended June 30, 2024. Operating expenses as a percentage of revenues decreased to 31.6% for the six months ended June 30, 2025 from 32.5% in the six months ended June 30, 2024, due to the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the six months ended June 30, 2025 were $33.9 million, up 9.0% from $31.1 million in the six months ended June 30, 2024, as higher stock compensation costs outweighed a decline in subcontractor expenses and professional fees. Corporate expenses amounted to approximately 19.2% of total consolidated revenues in the first half of 2025, compared to 8.7% in the first half of 2024, reflecting the decline in total consolidated revenues.
Interest expense, net

For both the six months ended June 30, 2025 and 2024, the Company recorded $0.9 million of interest expense, net. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the six month periods ended June 30, 2025 and 2024.

Change in fair value of contingent liability
During the six months ended June 30, 2025, the Company did not record a gain or loss for the change in fair value of contingent consideration. During the six months ended June 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.3 million.
Loss on equity method investments

During the six months ended June 30, 2025, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the six months ended June 30, 2024, the Company also recorded a loss on equity method investments of $0.1 million.
(Loss) gain on disposal of fixed assets

During the six months ended June 30, 2025, the Company recorded a loss on the disposal of fixed assets of $33,215, compared to a gain on the disposal of fixed assets of $65,398 during the six months ended June 30, 2024.
Other (expense) income

During the six months ended June 30, 2025, the Company recorded other expense of $0.2 million, compared to other income of $0.5 million in the six months ended June 30, 2024.

Benefit from (provision for) income taxes

During the six months ended June 30, 2025, the Company recorded an income tax benefit of $8.4 million, compared to an income tax provision of $8.8 million in the six months ended June 30, 2024. The recording of a tax benefit in the current period compared to a tax provision in the prior year period is due to the recording of a pretax loss in the current period compared to pretax income in the prior year period.

Net loss attributable to noncontrolling interests

For the six months ended June 30, 2025, the Company had net loss attributable to noncontrolling interests of approximately $3.8 million, compared to net loss attributable to noncontrolling interests of approximately $1.3 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated operating cash flow for the six months ended June 30, 2025, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the second half of 2023 and during the year ended December 31, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a marked decline in the Company’s cash balances, which improved in the second half of 2024, as invoices were collected. As more of these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor was evident at different times during 2023 and 2024, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and during the first quarter of 2024, as described below.

On November 1, 2022, the Company entered into the Prior Credit Agreement, which provided for the Prior Revolving Facility in the initial aggregate principal amount of $90.0 million. The Prior Revolving Facility included the ability for the Company to request an increase to the commitment by an additional amount of up to $50.0 million, though no lender (nor the lenders collectively) was obligated to increase its respective commitments. Borrowings under the Prior Revolving Facility bore interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins were based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and were updated based on the Company’s consolidated net leverage ratio. The Prior Revolving Facility was scheduled to mature on November 1, 2027 and was secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Prior Revolving Facility was subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Prior Credit Agreement. There was a total of $30.0 million outstanding under the Prior Revolving Facility as of June 30, 2025. On August 1, 2025, the

Company repaid these outstanding balances, and there were no amounts outstanding as of the date of the filing of this Quarterly Report on Form 10-Q.

On August 7, 2025, the Company amended and restated the Prior Credit Agreement. The Credit Agreement provides for a revolving credit facility up to an aggregate principal amount of $55.0 million and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20.0 million, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Revolving Facility. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant, as defined in the Credit Agreement. There was a total of $0 outstanding under the Revolving Facility as of the date of this Quarterly Report on Form 10-Q.

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
Capital Resources
Working capital as of June 30, 2025 and December 31, 2024 was as follows:

	June 30	December 31	Change $	Change %
$ in Millions	2025	2024
Working capital
Current assets	$236.6	$304.5	$(67.9)	(22.3)%
Current liabilities	100.1	121.8	(21.7)	(17.8)%
Total working capital	$136.5	$182.7	$(46.2)	(25.3)%

As of June 30, 2025, available cash totaled $104.2 million, which represented an increase of $14.9 million compared to December 31, 2024, as increased collections leading to a decline in accounts receivable during the six months ended June 30, 2025, which outweighed a net loss and cash used for share repurchases and an acquisition. As of June 30, 2025, working capital amounted to $136.5 million, which represented a decrease of $46.2 million compared to December 31, 2024, as a large decline in accounts receivable outweighed an increase in cash and a decline in accounts payable and accrued liabilities. Current assets declined by $67.9 million, due to the large drop in accounts receivable, which outweighed a decline in current liabilities in the six months ended June 30, 2025, due to lower accounts payable and a reduction in accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor.
Cash Flows
Cash flows as of the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,		Change $	Change %
$ in Millions	2025	2024
Cash flow summary
Net cash provided by operating activities	$43.2	$26.2	$17.0	64.9%
Net cash used in investing activities	(27.1)	(3.6)	(23.5)	(652.8)%
Net cash used in financing activities	(15.9)	(8.9)	(7.0)	(78.7)%
Effect of exchange rate changes	1.0	(0.1)	1.1	1100.0%
Net increase in cash	$1.2	$13.6	$(12.4)	(91.2)%

Operating Activities
During the six months ended June 30, 2025, operating activities provided $43.2 million of cash, despite a net loss of $24.3 million. Non-cash charges amounted to $11.0 million and included $9.7 million of stock compensation expense, $5.0 million in depreciation of property and equipment and right-of-use assets, $2.7 million from amortization of intangible assets and bad debt expense of $2.5 million. These were partially offset by $8.8 million in deferred taxes and $0.1 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $56.5 million in positive operating cash flow, as an $86.2 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, a $1.0 million decrease in other assets and a $0.3 increase in operating lease liabilities and right-of-use assets were partially offset by a $7.5 million decrease in accrued liabilities, a $18.2 million decrease in accounts payable and a $5.3 million increase in prepaid expenses and other current assets.

During the six months ended June 30, 2024, operating activities provided $26.2 million of cash, aided by net income of $16.5 million. Non-cash charges amounted to $16.2 million and included $5.1 million in depreciation of property and equipment and right-of-use assets, $3.3 million from amortization of intangible assets, $6.6 million of stock compensation expense, bad debt expense of $2.8 million, a loss of $0.1 million from an investment that is accounted for under the equity method and a change in the fair value of contingent consideration of $0.3 million. These were partially offset by $2.0 million in deferred taxes. Changes in assets and liabilities resulted in approximately $6.5 million in negative operating cash flow, as a $1.6 million increase in accounts receivable, primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles, and a $28.0 million decrease in accrued liabilities due to payment of certain payables were partially offset by a $10.8 million increase in accounts payable and a $12.3 million decrease in prepaid expenses and other current assets.
Investing Activities
During the six months ended June 30, 2025, investing activities used $27.1 million of cash and restricted cash and consisted of the purchase of restricted investments of $22.2 million, the acquisition of a business of $3.6 million, the purchase of property and equipment totaling approximately $2.2 million, and the acquisition of intangibles of $1.6 million, partially offset by $2.3 million in proceeds from the sale of restricted investments and $0.2 million in cash proceeds from the disposal of property and equipment.

During the six months ended June 30, 2024, investing activities used $3.6 million of cash and consisted of the acquisition of property and equipment totaling approximately $2.0 million and the acquisition of intangibles in the amount of $1.6 million.

Financing Activities
During the six months ended June 30, 2025, financing activities used $15.9 million of cash, as the Company spent approximately $10.8 million on its share repurchase program, made $2.7 million in payments under the terms of a finance lease, paid $1.3 million in taxes related to shares withheld for employee taxes, made $0.8 million in payments due to seller and made $0.3 million in earnout payments on contingent liabilities.
During the six months ended June 30, 2024, financing activities used $8.9 million of cash, as $45.0 million in proceeds from the Prior Revolving Facility were mostly offset by $40.0 million in repayments of the Prior Revolving Facility. In addition, the Company spent approximately $9.8 million on its share repurchase program, $2.0 million in payments under the terms of a finance lease, $1.6 million in earnout payments on contingent liabilities, $0.2 million in dividends paid to a noncontrolling interest and $0.3 million in taxes related to shares withheld for employee taxes.

Future minimum annual maturities of notes payable as of June 30, 2025 are as follows (in thousands):

Notes Payable
2025, remaining	$6.9
2026	5.7
2027	—
Total maturities	12.6
Current portion of notes payable	(12.6)
Long-term portion of notes payable	$—
Future minimum lease payments under finance leases as of June 30, 2025 are as follows (in millions):

Finance Leases
2025, remaining	$3.2
2026	5.8
2027	4.6
2028	3.3
2029	1.7
2030	0.2
Total future minimum lease payments	18.8
Less effects of discounting	(1.8)
Present value of future minimum lease payments	$17.0
Future minimum lease payments under operating leases as of June 30, 2025 are as follows (in millions):

Operating Leases
2025, remaining	$2.7
2026	4.7
2027	3.4
2028	2.6
2029	1.2
2030	0.1
Thereafter	0.2
Total future minimum lease payments	14.9
Less effects of discounting	(1.4)
Present value of future minimum lease payments	$13.5
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

Net loss for the Company’s VIEs was $2,392,937 and $81,978 for the three months ended June 30, 2025 and 2024, respectively, and $4,104,448 and $357,883 for the six months ended June 30, 2025 and 2024, respectively. Total assets, exclusive of intercompany assets, amounted to $6,759,053 and $3,122,209 as of June 30, 2025 and December 31, 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $11,543,036 and $3,801,744 as of June 30, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $4,783,983 and $679,535 as of June 30, 2025 and December 31, 2024, respectively.
Self-Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers’ compensation, auto liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers’ compensation, healthcare benefits and auto liability.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024. For certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.
The Company’s restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and unaudited Condensed Consolidated Balance Sheets in the period of the change.
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

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses and write offs of $1,238,462 and $(928,106), respectively, for the three months ended June 30, 2025, and $2,504,678 and $(2,286,032), respectively, for the six months ended June 30, 2025. The Company’s balance in its allowance for credit losses amounted to $6,092,588 as of June 30, 2025.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, the Company has not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the six months ended June 30, 2025 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) for the three months ended June 30, 2025 and 2024 were $927,462 and $33,973, respectively, and $1,423,000 and $(106,161) for the six months ended June 30, 2025 and 2024, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements. A hypothetical 10% change in the applicable foreign exchange rate during the six months ended June 30, 2025 would have resulted in a change in total revenues of approximately 1.5% and 0.9% for the three and six months ended June 30, 2025, respectively, and a change in total assets of approximately 0.3% for the six months ended June 30, 2025.
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
With respect to accounts receivable, the Company had two customers that accounted for approximately 28% and 25%, respectively, of net accounts receivable as of June 30, 2025, and two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable as of December 31, 2024. In terms of revenues, the Company had one customer that accounted for approximately 34% of revenues for the three months ended June 30, 2025, and two customers that accounted for approximately 37% and 31%, respectively, of revenues for the three months ended June 30, 2024. The Company had one customer that accounted for approximately 42% of revenues for the six months ended June 30, 2025, and two customers each accounted for approximately 35% of revenues for the six months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2024, following the expiration of the Prior Repurchase Program on July 30, 2024, the Board effectively extended the Prior Repurchase Program by authorizing the New Repurchase Program, pursuant to which the Company may purchase up to $26,000,000 in shares of Common Stock, which was the approximate amount remaining under the Prior Repurchase Program at its expiration. The New Repurchase Program was originally set to expire on December 31, 2024. On December 20, 2024, the Board extended the expiration date of the New Repurchase Program from December 31, 2024 to June 30, 2025, and on June 12, 2025, the Board further extended the expiration date of the New Repurchase Program from June 30, 2025 to December 31, 2025. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

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

As of June 30, 2025, approximately $11.3 million remained available for share repurchases pursuant to the New Repurchase Program.

Information regarding shares of Common Stock repurchased during the three months ended June 30, 2025 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
April 1 through 30, 2025	1,145,700	$2.52	1,145,700	$13,443,209
May 1 through 31, 2025	382,200	$1.33	382,200	$12,936,259
June 1 through 30, 2025	1,000,000	$1.63	1,000,000	$11,306,370
Total	2,527,900	$1.99	2,527,900	$11,306,370

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Amended and Restated Credit Agreement

On August 7, 2025, the Company amended and restated the November 1, 2022 credit agreement. The Credit Agreement provides for a revolving credit facility up to an aggregate principal amount of $55,000,000 and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20,000,000, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Revolving Facility. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant, as defined in the Credit Agreement, based on the Company’s cash balances and availability under the Revolving Facility. The Credit Agreement otherwise has substantially similar terms and provisions to the Prior Credit Agreement. For additional information on regarding the Prior Credit Agreement, see Note 9, “Line of Credit” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached as Exhibit 10.1 hereto and is incorporated by reference herein.
(c) Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1*	Amended and Restated Credit Agreement, dated August 7, 2025, among DocGo Inc., the lender parties thereto, and Citibank, N.A., as administrative agent.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: August 7, 2025	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer