Form 10-Q
period 2025-09-30
DocGo Inc.
filed 2025-11-10
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, 97,813,372 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2025 and 2024	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$73,355,638	$89,241,695
Accounts receivable, net of allowance for credit loss of $5,698,547 and $5,873,942 as of September 30, 2025 and December 31, 2024, respectively	107,015,563	210,899,926
Prepaid expenses	4,732,665	4,005,977
Other current assets	5,122,147	338,665
Total current assets	190,226,013	304,486,263
Property and equipment, net	14,298,994	14,881,411
Intangibles, net	17,939,190	25,728,813
Goodwill	41,089,450	47,432,550
Restricted cash and cash equivalents	4,251,534	18,095,612
Restricted investments	17,574,573	—
Operating lease right-of-use assets	12,087,775	11,958,698
Finance lease right-of-use assets	17,066,242	15,337,299
Investments	5,446,213	5,547,979
Deferred tax assets	30,709,856	8,422,034
Other assets	3,093,039	3,730,473
Total assets	$353,782,879	$455,621,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,052,772	$28,356,430
Accrued liabilities	50,937,332	49,896,796
Line of credit	—	30,000,000
Notes payable, current	54,159	12,515
Due to seller	354,037	28,656
Contingent consideration	4,312,874	4,973,152
Operating lease liability, current	4,597,694	3,844,561
Finance lease liability, current	5,275,265	4,694,467
Total current liabilities	73,584,133	121,806,577

Notes payable, non-current	195,728	5,215
Operating lease liability, non-current	8,257,467	8,599,072
Finance lease liability, non-current	11,083,664	10,031,138
Total liabilities	93,120,992	140,442,002
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 97,810,755 and 101,910,883 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	9,781	10,191
Additional paid-in-capital	317,820,318	321,087,583
Accumulated deficit	(49,731,114)	(1,402,167)
Accumulated other comprehensive income	2,433,485	1,221,869
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	270,532,470	320,917,476
Noncontrolling interests	(9,870,583)	(5,738,346)
Total stockholders’ equity	260,661,887	315,179,130
Total liabilities and stockholders’ equity	$353,782,879	$455,621,132
    The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$70,809,635	$138,684,814	$247,260,312	$495,722,059
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	52,683,525	88,764,282	172,867,109	322,645,933
Operating expenses:
General and administrative	30,091,786	28,784,850	94,234,799	103,716,978
Depreciation and amortization	3,971,232	4,177,534	11,713,631	12,561,973
Legal and regulatory	5,727,008	3,295,139	14,289,805	11,622,438
Technology and development	3,193,480	3,145,834	9,790,127	7,903,752
Sales, advertising and marketing	380,172	379,778	1,080,091	1,109,072
Finite-lived intangible asset impairment	8,020,343	—	8,020,343	—
Goodwill impairment	8,718,398	—	8,718,398	—
Total expenses	112,785,944	128,547,417	320,714,303	459,560,146
(Loss) income from operations	(41,976,309)	10,137,397	(73,453,991)	36,161,913
Other expense:
Interest expense, net	(219,861)	(505,085)	(1,089,807)	(1,387,743)
Loss on change in fair value of contingent consideration	(1,052,394)	(44,520)	(1,052,394)	(370,712)
Loss on equity method investments	(27,035)	(82,742)	(106,550)	(229,923)
Gain (loss) on remeasurement of operating and finance leases	5,077	(6,163)	(42,367)	(32,052)
(Loss) gain on disposal of fixed assets	(10,453)	(28,681)	(43,668)	36,717
Other income (expense)	112,184	(435,825)	(99,639)	146,058
Total other expense	(1,192,482)	(1,103,016)	(2,434,425)	(1,837,655)

Net (loss) income before income tax benefit (expense)	(43,168,791)	9,034,381	(75,888,416)	34,324,258
Benefit from (provision for) income taxes	13,511,429	(4,488,828)	21,861,861	(13,316,752)
Net (loss) income	(29,657,362)	4,545,553	(54,026,555)	21,007,506
Net loss attributable to noncontrolling interests	(1,888,976)	(952,348)	(5,697,608)	(2,247,447)
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(27,768,386)	5,497,901	(48,328,947)	23,254,953
Other comprehensive (loss) income
Unrealized gain on investments, net of tax	31,734	—	108,467	—
Foreign currency translation adjustment	(319,851)	934,774	1,103,149	828,613
Total comprehensive (loss) income	$(28,056,503)	$6,432,675	$(47,117,331)	$24,083,566

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.28)	$0.05	$(0.49)	$0.23
Weighted-average shares outstanding - Basic	97,808,976	102,067,579	99,431,280	102,573,664

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.28)	$0.05	$(0.49)	$0.22
Weighted-average shares outstanding - Diluted	97,808,976	106,290,929	99,431,280	106,797,014
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(1,255,614)	(126)	(4,877,433)	—	—	—	(4,877,559)
Stock-based compensation	165,688	17	4,340,388	—	—	—	4,340,405
Shares withheld for taxes	(3,747)	—	(20,946)	—	—	—	(20,946)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(624,070)	(624,070)
Foreign currency translation	—	—	—	—	(140,134)	—	(140,134)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	11,227,449	—	—	11,227,449
Balance - March 31, 2024	102,961,495	$10,297	$320,135,875	$(10,166,861)	$1,344,771	$3,752,019	$315,076,101
Common stock repurchased	(1,395,957)	(140)	(4,904,312)	—	—	—	(4,904,452)
Stock-based compensation	181,136	18	2,417,092	—	—	—	2,417,110
Shares withheld for taxes	(64,334)	(7)	(245,379)	—	—	—	(245,386)
Exercise of stock options	430	—	684	—	—	—	684
Net loss attributable to noncontrolling interests	—	—	—	—	—	(671,029)	(671,029)
Distributions paid to noncontrolling interest	—	—	—	—	—	(250,000)	(250,000)
Foreign currency translation	—	—	—	—	33,973	—	33,973
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	6,529,603	—	—	6,529,603
Balance - June 30, 2024	101,682,770	$10,168	$317,403,960	$(3,637,258)	$1,378,744	$2,830,990	$317,986,604
Common stock repurchased	(356,113)	(35)	(1,296,152)	—	—	—	(1,296,187)
Stock-based compensation	112,100	11	2,874,416	—	—	—	2,874,427
Shares withheld for taxes	(36,112)	(4)	(107,975)	—	—	—	(107,979)
CRMS true-up payment	578,350	58	1,814,287	—	—	—	1,814,345
Acquisition of Ambulnz CO	—	—	340,450	—	—	(2,188,450)	(1,848,000)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(952,348)	(952,348)
Foreign currency translation	—	—	—	—	934,774	—	934,774
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	5,497,901	—	—	5,497,901
Balance - September 30, 2024	101,980,995	$10,198	$321,028,986	$1,860,643	$2,313,518	$(309,808)	$324,903,537

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Other comprehensive income	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803
Common stock repurchased	(2,527,900)	(253)	(5,076,699)	—	—	—	(5,076,952)
Stock-based compensation	166,042	17	3,308,137	—	—	—	3,308,154
Shares withheld for taxes	(64,955)	(6)	(139,569)	—	—	—	(139,575)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,134,647)	(2,134,647)
Other comprehensive income	—	—	—	—	1,004,195	—	1,004,195
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(11,155,246)	—	—	(11,155,246)
Balance - June 30, 2025	97,757,075	$9,776	$316,509,060	$(21,962,728)	$2,721,602	$(9,546,978)	$287,730,732
Common stock repurchased	—	—	—	—	—	—	—
Stock-based compensation	94,827	9	3,115,003	—	—	—	3,115,012
Shares withheld for taxes	(41,147)	(4)	(62,543)	—	—	—	(62,547)
Partial acquisition of CRMS	—	—	(1,741,202)	—	—	1,741,202	—
Distributions paid to noncontrolling interests	—	—	—	—	—	(175,831)	(175,831)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,888,976)	(1,888,976)
Other comprehensive income	—	—	—	—	(288,117)	—	(288,117)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(27,768,386)	—	—	(27,768,386)
Balance - September 30, 2025	97,810,755	$9,781	$317,820,318	$(49,731,114)	$2,433,485	$(9,870,583)	$260,661,887
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,026,555)	$21,007,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	3,682,545	4,282,940
Amortization of intangible assets	4,199,989	4,884,337
Amortization of finance lease right-of-use assets	3,831,097	3,394,696
Loss (gain) on disposal of fixed assets	43,668	(36,717)
Deferred income tax	(22,316,655)	(5,242,787)
Accretion of discount related to restricted investments	(214,889)	—
Loss on equity method investments	106,550	229,923
Bad debt expense	3,706,675	3,857,474
Stock-based compensation	14,306,120	9,755,455
Loss on remeasurement of operating and finance leases	42,367	32,052
Finite-lived intangible asset impairment	8,020,343	—
Goodwill impairment	8,718,398	—
Loss on change in fair value of contingent consideration	1,052,394	370,712
Changes in operating assets and liabilities:
Accounts receivable	100,722,468	19,837,507
Prepaid expenses and other current assets	(5,402,807)	12,333,127
Other assets	1,026,075	(1,086,913)
Accounts payable	(20,321,384)	15,261,057
Accrued liabilities	(2,671,275)	(31,495,516)
Operating lease liabilities and right-of-use assets	413,830	11,963
Net cash provided by operating activities	44,918,954	57,396,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,047,060)	(2,887,704)
Acquisition of intangibles	(2,259,569)	(2,228,233)
Acquisition of a business, net of cash acquired	(3,646,318)	—
Purchase of restricted investments	(24,739,136)	—
Purchase of equity method investments	(4,784)	(310,450)
Proceeds from sale and maturity of restricted investments	7,487,919	—
Proceeds from disposal of property and equipment	198,167	178,535
Net cash used in investing activities	(26,010,781)	(5,247,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	45,000,000
Repayments of revolving credit line	(30,000,000)	(40,000,000)
Proceeds from notes payable	258,700	—
Repayments of notes payable	(27,161)	(22,007)
Due to seller	(857,862)	(3,008,976)
Acquisition of noncontrolling interest	—	(1,848,000)
Earnout payments on contingent liabilities	(1,952,672)	(1,600,029)
Distributions paid to noncontrolling interest	(175,831)	(250,000)
Proceeds from exercise of stock options	—	684
Payments for taxes related to shares withheld for employee taxes	(1,403,099)	(374,311)
Common stock repurchased	(10,828,906)	(11,078,198)
Payments on obligations under finance lease	(3,965,618)	(3,118,054)
Net cash used in financing activities	(48,952,449)	(16,298,891)

Effect of exchange rate changes on cash and cash equivalents	314,141	510,439

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(29,730,135)	36,360,512
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	107,337,307	72,217,986
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$77,607,172	$108,578,498

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,662,069	$1,507,026
Cash paid for interest on finance lease liabilities	$700,042	$560,926
Cash paid for income taxes	$6,648,506	$6,542,733
Right-of-use assets obtained in exchange for lease liabilities	$9,261,262	$10,980,341
Remeasurement of finance lease right-of-use asset due to lease modification	$—	$300,000

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$17,726	$53,139
CRMS true-up payment through issuance of stock	$—	$1,814,345
Pre-acquisition receivables written off through due to seller	$—	$4,675,758

Reconciliation of cash and restricted cash
Cash	$73,355,638	$89,458,388
Restricted cash	4,251,534	19,120,110
Total cash and restricted cash shown in statement of cash flows	$77,607,172	$108,578,498
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
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the unaudited Condensed Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities (“VIEs”) in which the Company does not have direct equity ownership. Certain amounts in the prior period’s unaudited Condensed Consolidated Statements of Cash Flows and unaudited Condensed Consolidated Balance Sheets have been reclassified to conform with current period presentation.
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

Net loss for the Company’s VIEs was $2,111,569 and $67,785 for the three months ended September 30, 2025 and 2024, respectively, and $6,216,018 and $425,668 for the nine months ended September 30, 2025 and 2024, respectively. Total assets, exclusive of intercompany assets, amounted to $6,985,326 and $3,122,209 as of September 30, 2025 and December 31, 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $13,880,879 and $3,801,744 as of September 30, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $6,895,553 and $679,535 as of September 30, 2025 and December 31, 2024, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the three months ended September 30, 2025 and 2024 were $(319,851) and $934,774, respectively, and $1,103,149 and $828,613 for the nine months ended September 30, 2025 and 2024, respectively.

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
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company’s financial instruments that are exposed to concentrations of credit risks primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments, and accounts receivable. The Company attempts to minimize concentration of credit risk by maintaining its cash and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of the Company’s cash equivalents, restricted cash equivalents, and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
Major Customers
The Company had two customers that accounted for approximately 19% and 11%, respectively, of revenues for the three months ended September 30, 2025, and two customers that accounted for approximately 41% and 21%, respectively, of revenues for the three months ended September 30, 2024.
The Company had one customer that accounted for approximately 37% of revenues for the nine months ended September 30, 2025, and two customers that accounted for approximately 36% and 31%, respectively, of revenues for the nine months ended September 30, 2024.
As of September 30, 2025, the Company had two customers that accounted for approximately 21% and 19%, respectively, of net accounts receivable. As of December 31, 2024, the Company had two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable.
Major Vendor

The Company had one vendor that accounted for approximately 11% and 19% of total cost for the three months ended September 30, 2025 and 2024, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided by this vendor are available from alternative sources.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company had one vendor that accounted for approximately 14% and 18% of total cost for the nine months ended September 30, 2025 and 2024, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternative sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $1,842,993 and $4,020,221 with foreign financial institutions on September 30, 2025 and December 31, 2024, respectively.
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
Beginning in April 2025, the Company invests a portion of its restricted cash and cash equivalents held in the self-depleting trust into a restricted investment portfolio of marketable fixed income securities. In accordance with ASC 320, Investments - Debt Securities, the Company classifies its marketable fixed income securities, consisting of corporate bonds and U.S. government obligations, as available-for-sale. The Company records the securities at fair market value, which is determined using quoted market prices at the end of each reporting period. The Company includes fixed income securities maturing in three months or less within restricted cash and cash equivalents, and includes the remaining fixed income securities within restricted investments in the accompanying unaudited Condensed Consolidated Balance Sheets.
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
The following table presents the Company’s restricted cash equivalents and restricted investments as of September 30, 2025. The Company did not invest in similar investments during 2024.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	September 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$421,529	$—	$—	$421,529
Corporate bonds	993,621	7,164	(17)	1,000,768
U.S. government obligations	20,273,657	130,164	(11)	20,403,810
Total	$21,688,807	$137,328	$(28)	$21,826,107

Included in restricted cash and cash equivalents	$4,251,510	$35	$(11)	$4,251,534
Included in restricted investments	$17,437,297	$137,293	$(17)	$17,574,573
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of September 30, 2025:

	Amortized Cost	Fair Value
Within 1 year	$8,782,313	$8,783,269
After 1 year through 5 years	7,551,482	7,600,453
After 5 years through 10 years	5,355,012	5,442,385
Total	$21,688,807	$21,826,107
Proceeds from the sales and maturities of the fixed income marketable securities were $10,783,390 and $20,106,925 for the three and nine months ended September 30, 2025, respectively. The Company included in other income (expense) in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, a net realized gain of $8,096 and $8,531 for the three and nine months ended September 30, 2025, respectively. There were no significant credit losses recognized during the three and nine months ended September 30, 2025.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

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

Contingent Consideration

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025, but recorded a loss on the change in fair value of contingent consideration in the amount of $33,453 and $86,056 for the three and nine months ended September 30, 2024, respectively. During the year ended December 31, 2024, the Company paid the remaining contingent liability in the amount of $2,008,524. There was no estimated contingent consideration amount payable for Ryan Brothers as of September 30, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025, but recorded a loss (gain) on the change in fair value of contingent consideration in the amount of $11,067 and $(13,763) for the three and nine months ended September 30, 2024, respectively. On February 4, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of $265,538. There was no remaining contingent liability balance for Exceptional as of September 30, 2025 and a contingent liability balance of $265,538 as of December 31, 2024 (see Note 4).

In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025 and 2024. The Company did not record any foreign exchange movements for the three months ended September 30, 2025 and 2024, and no foreign exchange movements for the nine months ended September 30, 2025, but recorded $(4,798) for the nine months ended September 30, 2024. There was no remaining contingent liability balance as of September 30, 2025 and December 31, 2024 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company recorded a total loss on the change in fair value of contingent consideration in the amount of $1,052,394 for the three and nine months ended September 30, 2025. The Company did not record a change in fair value of contingent consideration for the three months ended September 30, 2024, but recorded a loss on the change in fair value of contingent consideration in the amount of $298,419 for the nine months ended September 30, 2024. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment (“CRMS Earn Out Payment”) in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. The settlement amount exceeded the estimated contingent consideration for the CRMS Earn Out Payment by $196,488, which was included as a loss within loss on change in fair value of contingent consideration in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The estimated contingent consideration amount payable for CRMS was $4,072,874 and $4,707,614 as of September 30, 2025 and December 31, 2024, respectively (see Note 4).

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company did not record a change in the fair value of contingent consideration for the three and nine months ended September 30, 2025. The estimated contingent liability for PTI as of September 30, 2025 was $240,000 (see Note 4).

Impairment of Goodwill

During the third quarter of fiscal 2025, the Company noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, which represented a triggering event that required a goodwill impairment assessment. The Company concluded that one reporting unit within the Mobile Health Services operating segment, Rapid Temps, LLC (“Rapid Temps”), had a fair value less than its carrying value due to its financial performance and downward revisions in projected financial outlook. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $8,718,398 for the three and nine months ended September 30, 2025 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 5).

The Company estimated the fair value of the Rapid Temps reporting unit by utilizing a discounted cash flow model based on the present value of estimated future cash flows, discounted at an appropriate rate. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, forecasted revenue and EBITDA, appropriate discount rates, and perpetual growth rates. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

Impairment of Finite-Lived Intangible Assets

In connection with the evaluation of the goodwill impairment in the Mobile Health Services operating segment during the third quarter of fiscal 2025 due to the sustained reduction in revenue and forecasts for the business, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. The Company first performed a recoverability test for each asset group by comparing the projected undiscounted cash flows from the use of each asset group to its respective carrying value. The undiscounted cash flows were not sufficient to recover the carrying value of each asset group, and therefore, the Company then compared the carrying value of each finite-lived intangible asset group to its respective fair value to measure the impairment loss. As a result of the quantitative assessment, the Company recognized a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the three and nine months ended September 30, 2025 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).

The Company also evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS, which is in the Mobile Health Services operating segment. The impairment was a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. As a result of this assessment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants (see Note 6).

The Company used a discounted cash flow model to estimate the fair value of its finite-lived intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair value of the finite-lived intangible asset is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

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

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses and write offs of $1,255,945 and $(1,649,986), respectively, for the three months ended September 30, 2025, and $3,760,623 and $(3,936,018), respectively, for the nine months ended September 30, 2025. The Company’s balance in its allowance for credit losses amounted to $5,698,547 as of September 30, 2025.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Estimated Useful Life
Buildings	39 years
Office equipment and furniture	3-7 years
Vehicles	5-8 years
Medical and other plant equipment	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
decrease in the Company’s market capitalization, as indicated by its publicly quoted share price, below its net carrying value.
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the three and nine months ended September 30, 2025 and 2024, refer to Note 16.
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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary Geographical Markets
U.S.	$57,917,381	$123,429,213	$206,150,362	$453,328,633
U.K.	12,892,254	15,255,601	41,109,950	42,393,426
Total revenues	$70,809,635	$138,684,814	$247,260,312	$495,722,059

Major Segments
Mobile Health Services	$20,687,128	$90,663,433	$96,677,665	$351,346,919
Transportation Services	50,122,507	48,021,381	150,582,647	144,375,140
Total revenues	$70,809,635	$138,684,814	$247,260,312	$495,722,059
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The following table presents the calculation of basic and diluted net (loss) income per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(27,768,386)	$5,497,901	$(48,328,947)	$23,254,953
Weighted-average shares outstanding - Basic	97,808,976	102,067,579	99,431,280	102,573,664
Effect of dilutive options	—	4,223,350	—	4,223,350
Weighted-average shares outstanding - Diluted	97,808,976	106,290,929	99,431,280	106,797,014
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.28)	$0.05	$(0.49)	$0.23
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.28)	$0.05	$(0.49)	$0.22
Anti-dilutive employee share-based awards excluded	13,799,778	7,267,649	13,799,778	7,267,649
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
Equity Investments without Readily Determinable Fair Value
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation with the Company) that do not have readily determinable fair values are recorded as equity investments without readily determinable fair value in accordance with ASC 321. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment is determined based on the Company’s best estimate of the amount that could be realized from the investment, which

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
considers the latest financial information. During the three and nine months ended September 30, 2025 and 2024, no impairment losses were recognized for equity investments without readily determinable fair values.
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws do not have a material impact on its unaudited Condensed Consolidated Financial Statements or the effective income tax rate.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-06 on its disclosures.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Property and Equipment, Net
Property and equipment, net as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Vehicles	$17,341,245	$17,300,595
Medical and other plant equipment	10,263,559	9,210,203
Office equipment and furniture	4,663,951	4,293,100
Leasehold improvements	2,022,955	1,239,089
Buildings	527,283	527,283
Land	37,800	37,800
	34,856,793	32,608,070
Less: Accumulated depreciation	(20,557,799)	(17,726,659)
Property and equipment, net	$14,298,994	$14,881,411
During the nine months ended September 30, 2025, the Company disposed of assets with a cost of $1,306,454 and accumulated depreciation of $1,064,619 for proceeds of $198,167. The Company recorded a loss on disposal of assets of $43,668 for the nine months ended September 30, 2025.
The Company recorded depreciation expense of $1,249,968 and $1,374,975 for the three months ended September 30, 2025 and 2024, respectively.
The Company recorded depreciation expense of $3,682,545 and $4,282,940 for the nine months ended September 30, 2025 and 2024, respectively.
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
During the nine months ended September 30, 2025, the Company recorded $22,975 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition. As of September 30, 2025 and December 31, 2024, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $51,631 and $28,656, respectively.
The Company did not record a change in fair value of contingent consideration for the three and nine ended September 30, 2025 but recorded a loss (gain) on the change in fair value of contingent consideration in the amount of $11,067 and $(13,763) for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of September 30, 2025 and a contingent consideration amount payable of $265,538 as of December 31, 2024.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025 but recorded a loss on the change in fair value of contingent consideration in the amount of $33,453 and $86,056 for the three and nine months ended September 30, 2024, respectively. There was no estimated contingent consideration amount payable for Ryan Brothers as of September 30, 2025 and December 31, 2024.
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
The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025 and 2024. The Company also did not record any foreign exchange movements for the three months ended September 30, 2025 and 2024, and no foreign exchange movements for the nine months ended September 30, 2025, but recorded a foreign exchange movement in the amount of $(4,798) for the nine months ended September 30, 2024. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of September 30, 2025 and December 31, 2024.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction. The Company also agreed to pay additional consideration following the initial closing, consisting of an estimated True-up Payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBITDA targets and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. $5,000,000 of such further probable consideration is to be paid in cash and the remaining $10,822,190 is to be paid in shares of Common Stock. On September 3, 2025, the Company made the first earn out payment in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. As the Company already controlled CRMS, and retained control over CRMS subsequent to the CRMS Earnout Payment, the Company accounted for the acquisition of equity interest in CRMS as an equity transaction that increased the carrying value of noncontrolling interest, and decreased the Company’s additional paid-in-capital within stockholders’ equity, by $1,741,202.

The Company recorded a loss on the change in fair value of contingent consideration in the amount of $1,052,394 for the three and nine months ended September 30, 2025. The Company did not record a change in fair value of contingent consideration for the three months ended September 30, 2024, but recorded a loss on the change in fair value of contingent consideration in the amount of $298,419 for the nine months ended September 30, 2024. The estimated contingent consideration amount payable for CRMS was $4,072,874 and $4,707,614 as of September 30, 2025 and December 31, 2024, respectively.

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
On the date of acquisition, the Company initially recorded estimated contingent consideration in the amount of $240,000. Additionally, the Company recorded pre-acquisition accounts receivable in the amount of $521,806 and other current assets in the amount of $388,641 through due to seller, the liability established during acquisition.
The Company did not record a change in the fair value of contingent consideration for the three and nine months ended

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
September 30, 2025. The estimated contingent liability for PTI as of September 30, 2025 remained at $240,000.
During the nine months ended September 30, 2025, the Company recorded $70,741 additional pre-acquisition other current assets through due to seller, and also paid pre-acquisition accounts receivables and other current assets in the amounts of $398,480 and $459,382, respectively. There was a due to seller balance of $123,326 for PTI as of September 30, 2025.

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Goodwill

The Company recorded an aggregate of $1,915,010 in goodwill in connection with its acquisitions in the nine months ended September 30, 2025.

During the third quarter of fiscal 2025, the Company noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, which represented a triggering event that required a goodwill impairment assessment. The Company concluded that one reporting unit within its Mobile Health Services operating segment, Rapid Temps, had a fair value less than its carrying value due to its financial performance and downward revisions in projected financial outlook. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $8,718,398 for the three and nine months ended September 30, 2025 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

The Company estimated the fair value of the Rapid Temps reporting unit by utilizing a discounted cash flow model based on the present value of estimated future cash flows, discounted at an appropriate rate. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, forecasted revenue and EBITDA, appropriate discounted rates, and perpetual growth rates. Fair value of the reporting unit is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing goodwill for impairment.

The Company also updated the carrying value of the goodwill in its unaudited Condensed Consolidated Balance Sheets to reflect the foreign currency translation adjustment. The carrying value of goodwill amounted to $41,089,450 as of September 30, 2025. The following table summarizes goodwill by applicable operating segments:

	September 30, 2025			December 31, 2024
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Mobile Health Services	$17,310,035	$(8,718,398)	$8,591,637	$14,934,737	$—	$14,934,737
Transportation Services	23,855,623	—	23,855,623	23,855,623	—	23,855,623
Corporate	8,642,190	—	8,642,190	8,642,190	—	8,642,190
Total	$49,807,848	$(8,718,398)	$41,089,450	$47,432,550	$—	$47,432,550

The changes in the carrying value of goodwill by applicable operating segments for the nine months ended September 30, 2025 are as noted in the table below:

	Mobile Health Services	Transportation Services	Corporate	Total
Balance as of December 31, 2024	$14,934,737	$23,855,623	$8,642,190	$47,432,550
Goodwill acquired during the period	1,915,010	—	—	1,915,010
Impairment	(8,718,398)	—	—	(8,718,398)
Foreign currency translation adjustment	460,288	—	—	460,288
Balance as of September 30, 2025	$8,591,637	$23,855,623	$8,642,190	$41,089,450

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Intangibles
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(243,731)	$4,097
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	12,129,913	2,069,092	—	(13,761,058)	437,947
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-14 years	19,993,533	1,300,317	(6,520,343)	(8,137,049)	6,636,458
Trademark	8-15 years	405,532	599,160	—	(170,482)	834,210
Non-compete agreements	5 years	100,000	—	—	(50,000)	50,000
Domain names	10 years	—	15,990	—	(1,066)	14,924
Software license agreement	Indefinite	—	500,000	—	—	500,000
Trade credits	5 years	1,500,000	—	(1,500,000)	—	—
		$43,838,360	$4,484,559	$(8,020,343)	$(22,363,386)	$17,939,190

	December 31, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(242,059)	$5,769
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	2,051,826	—	(11,227,960)	901,953
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-9 years	28,337,524	(37,400)	(8,306,591)	(6,504,390)	13,489,143
Trademark	8-15 years	427,531	(21,999)	—	(100,138)	305,394
Non-compete agreements	5 years	100,000	—	—	(35,000)	65,000
Trade credits	5 years	1,500,000	—	—	—	1,500,000
		$50,152,524	$1,992,427	$(8,306,591)	$(18,109,547)	$25,728,813
The intangible assets include a foreign currency translation adjustment in the amount of $53,850 for the nine months ended September 30, 2025. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. For the nine months ended September 30, 2025, the Company did not record any disposal of intangible assets. During the year ended December 31, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276.
In connection with the evaluation of the goodwill impairment in the Mobile Health Services operating segment during the third quarter of fiscal 2025 due to the sustained reduction in revenue and forecasts for the business, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. The Company first performed a recoverability test for each asset group by comparing the projected undiscounted cash flows from the use of each asset group to its respective carrying value. The undiscounted cash flows were not sufficient to recover the carrying value of each asset group, and therefore, the Company then compared the carrying value of each finite-lived intangible asset group

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
to its respective fair value to measure the impairment loss. As a result of the quantitative assessment, the Company recognized a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the three and nine months ended September 30, 2025 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

The Company also evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS, which is in the Mobile Health Services operating segment. The impairment was a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group, which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 in the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive Income. The charge has no impact on its cash flow, liquidity or compliance with debt covenants.

The Company used a discounted cash flow model to estimate the fair value of its finite-lived intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair value of the finite-lived intangible asset is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing long-lived assets for impairment.
The Company recorded amortization expense of $1,448,548 and $1,605,483 for the three months ended September 30, 2025 and 2024, respectively.
The Company recorded amortization expense of $4,199,989 and $4,884,337 for the nine months ended September 30, 2025 and 2024, respectively.
Future amortization expense at September 30, 2025 for the next five years and in the aggregate are as follows:

Amortization Expense
2025, remaining	$473,986
2026	1,214,558
2027	1,193,942
2028	1,141,062
2029	1,095,334
Thereafter	2,858,754
Total	$7,977,636

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Investments
The Company’s ownership interest and carrying amounts of investments as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025		December 31, 2024
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity investment without readily determinable fair value		$5,000,000		$5,000,000
Equity method investments	Various	446,213	Various	547,979
Total investments		$5,446,213		$5,547,979
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2025, no impairment losses or upward adjustments were recognized for the equity investments without readily determinable fair value. As of September 30, 2025, the Company’s investments in equity securities without readily determinable fair values totaled $5,000,000, and are included in investments on the unaudited Condensed Consolidated Balance Sheets.
Equity Method Investments
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. Subsequently, the Company made additional investments amounting to $310,450 and $298,932 in 2024 and 2023, respectively. The Company also made an additional investment amount of $4,784 during the nine months ended September 30, 2025. The Company’s carrying value in RND, an equity method investee, is reflected in investments on the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in loss on equity method investments on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On November 1, 2021, the Company acquired a 20% interest in National Providers Association, LLC (“NPA”) for $30,000. Effective December 21, 2021, three members withdrew from NPA, resulting in the remaining two members obtaining the remaining ownership percentage. As of September 30, 2025 and December 31, 2024, the Company owned 50% of NPA. The Company’s carrying value in NPA, an equity method investee, is reflected in investments on the accompanying unaudited Condensed Consolidated Balance Sheets. Changes in value of NPA are recorded in loss on equity method investments on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
8. Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued workers' compensation and other insurance liabilities	$22,058,790	$16,738,835
Accrued general expenses	16,955,683	16,530,363
Accrued payroll	6,577,330	4,374,654
Accrued subcontractors	3,218,461	9,174,499
Accrued bonus	2,127,068	3,078,445
Total accrued liabilities	$50,937,332	$49,896,796

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
9. Line of Credit

On November 1, 2022, the Company entered into a credit agreement (as amended, the “Prior Credit Agreement”) with two banks, with one bank in the capacity as a lender and the administrative agent (collectively with the other lender, the “Lenders”). The Prior Credit Agreement provided for a revolving credit facility in the initial aggregate principal amount of $90,000,000 (the “Prior Revolving Facility”). The Prior Revolving Facility included the ability for the Company to request an increase to the commitment by an additional amount of up to $50,000,000, though no Lender (nor the Lenders collectively) was obligated to increase its respective commitments. Borrowings under the Prior Revolving Facility bore interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins were based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and were updated based on the Company’s consolidated net leverage ratio. The Prior Revolving Facility was due to mature on November 1, 2027, the five-year anniversary of the closing date. The Prior Revolving Facility was secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Prior Revolving Facility was subject to certain financial covenants such as a net leverage ratio and interest coverage ratio, as defined in the Prior Credit Agreement.

On August 1, 2025, the Company repaid all amounts outstanding under the Prior Revolving Facility. The total amount paid was $30,320,173, of which $30,000,000 represented the outstanding principal amount and $320,173 represented the outstanding interest.

On August 7, 2025, the Company amended and restated the Prior Credit Agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (“Revolving Facility”) up to an aggregate principal amount of $55,000,000 and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20,000,000, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant, as defined in the Credit Agreement.

As of December 31, 2024, there was a $30,000,000 outstanding balance on the Prior Revolving Facility, and the unused portion of the Prior Revolving Facility was $60,000,000. As of September 30, 2025, the Company had no borrowings outstanding and the unused portion of the Revolving Facility was $55,000,000. The Company incurred $145,352 and $587,721 in interest charges relating to its Prior Revolving Facility for the three months ended September 30, 2025 and 2024, respectively, and $998,151 and $1,625,408 for the nine months ended September 30, 2025 and 2024, respectively, which is reflected in interest expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of September 30, 2025, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit expires on the one-year anniversary of the closing date, or December 20, 2025, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of September 30, 2025, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $6,412, inclusive of interest ranging from 2.50% through 8.15%. The loan notes mature at various times from May 2026 through April 2030

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
and are secured by transportation equipment. During the year ended December 31, 2024, the Company fully repaid one of its loan payables that was originally scheduled to mature in August 2026 amounting to $38,949.
The following table summarizes the Company’s notes payable:

	September 30, 2025	December 31, 2024
Equipment and financing loans payable, between 2.50% and 8.15% interest and maturing between May 2026 and April 2030	$249,887	$17,730
Total notes payable	249,887	17,730
Less: current portion of notes payable	54,159	12,515
Total non-current portion of notes payable	$195,728	$5,215
Interest expense was $10,955 and $484 for the three months ended September 30, 2025 and 2024, respectively.
Interest expense was $11,151 and $1,912 for the nine months ended September 30, 2025 and 2024, respectively.
Future minimum annual maturities of notes payable as of September 30, 2025 are as follows:

Notes Payable
2025, remaining	$14,318
2026	51,725
2027	50,027
2028	54,260
2029	58,852
2030	20,705
Total maturities	249,887
Current portion of notes payable	(54,159)
Long-term portion of notes payable	$195,728
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Operating results for the business segments of the Company as of and for the three months ended September 30, 2025 and September 30, 2024 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended September 30, 2025
Revenues	$20,687,128	$50,122,507	$—	$70,809,635
Significant segment expenses	22,767,634	42,299,447	10,492,208	75,559,289
Personnel costs	15,135,183	35,009,738	9,506,882	59,651,803
Subcontractor costs	4,317,280	2,872,903	985,326	8,175,509
Vehicle costs	3,315,171	4,416,806	—	7,731,977
Other segment items	20,522,944	8,879,193	7,824,518	37,226,655
Loss from operations	(22,603,450)	(1,056,133)	(18,316,726)	(41,976,309)
Depreciation and amortization expense	933,673	2,049,029	988,530	3,971,232
Stock compensation	1,400,777	36,513	3,212,385	4,649,675
Finite-lived intangible asset impairment	8,020,343	—	—	8,020,343
Goodwill impairment	8,718,398	—	—	8,718,398

Total assets	89,176,687	141,631,125	122,975,067	353,782,879
Long-lived assets	21,745,220	69,155,050	11,581,381	102,481,651
Capital expenditures	16,219	2,094,732	746,557	2,857,508

Three Months Ended September 30, 2024
Revenues	$90,663,433	$48,021,381	$—	$138,684,814
Significant segment expenses	54,265,455	38,943,898	6,273,563	99,482,916
Personnel costs	25,642,387	30,911,739	5,011,377	61,565,503
Subcontractor costs	27,235,094	4,385,432	1,262,186	32,882,712
Vehicle costs	1,387,974	3,646,727	—	5,034,701
Other segment items	14,461,011	9,152,725	5,450,765	29,064,501
Income (loss) from operations	21,936,967	(75,242)	(11,724,328)	10,137,397
Depreciation and amortization expense	1,172,458	2,114,380	890,696	4,177,534
Stock compensation	1,237,924	34,123	1,883,139	3,155,186

Total assets	400,568,190	66,844,610	26,469,739	493,882,539
Long-lived assets	44,590,633	70,488,506	10,159,283	125,238,422
Capital expenditures	640,499	3,054,429	536,262	4,231,190

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company as of and for the nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Nine Months Ended September 30, 2025
Revenues	$96,677,665	$150,582,647	$—	$247,260,312
Significant segment expenses	87,688,784	121,892,555	32,645,206	242,226,545
Personnel costs	57,516,213	100,516,745	29,509,565	187,542,523
Subcontractor costs	24,308,299	9,449,097	3,135,641	36,893,037
Vehicle costs	5,864,272	11,926,713	—	17,790,985
Other segment items	29,721,809	29,271,100	19,494,849	78,487,758
Loss from operations	(20,732,928)	(581,008)	(52,140,055)	(73,453,991)
Depreciation and amortization expense	2,872,153	6,001,113	2,840,365	11,713,631
Stock compensation	3,925,659	147,027	10,233,434	14,306,120
Finite-lived intangible asset impairment	8,020,343	—	—	8,020,343
Goodwill impairment	8,718,398	—	—	8,718,398

Total assets	89,176,687	141,631,125	122,975,067	353,782,879
Long-lived assets	21,745,220	69,155,050	11,581,381	102,481,651
Capital expenditures	3,029,891	7,996,090	4,921,156	15,947,137

Nine Months Ended September 30, 2024
Revenues	$351,346,919	$144,375,140	$—	$495,722,059
Significant segment expenses	201,741,242	117,579,396	26,591,280	345,911,918
Personnel costs	90,017,477	90,972,051	22,497,672	203,487,200
Subcontractor costs	105,863,787	14,672,218	4,093,608	124,629,613
Vehicle costs	5,859,978	11,935,127	—	17,795,105
Other segment items	69,432,442	27,949,652	16,266,134	113,648,228
Income (loss) from operations	80,173,235	(1,153,908)	(42,857,414)	36,161,913
Depreciation and amortization expense	3,556,537	6,256,783	2,748,653	12,561,973
Stock compensation	4,473,099	228,196	5,054,160	9,755,455

Total assets	400,568,190	66,844,610	26,469,739	493,882,539
Long-lived assets	44,590,633	70,488,506	10,159,283	125,238,422
Capital expenditures	897,284	10,085,457	2,202,787	13,185,528
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Geographic Information
The following table summarizes long-lived assets by geographic location as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Primary Geographical Markets
U.S.	$84,941,960	$96,380,597
U.K.	17,539,691	18,958,174
Total long-lived assets	$102,481,651	$115,338,771
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
There were no shares repurchased during the three months ended September 30, 2025. During the three months ended September 30, 2024, the Company repurchased and subsequently cancelled 356,113 shares of Common Stock for $1,296,187.

During the nine months ended September 30, 2025 and September 30, 2024, the Company repurchased and subsequently cancelled 4,481,069 and 3,007,684 shares of Common Stock for $10,828,906 and $11,078,198, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from three to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of September 30, 2025, approximately 5.1 million employee stock options had vested.
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
No stock options were granted during the nine months ended September 30, 2025. The following assumptions were used to compute the fair value of the stock option grants during the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Risk-free interest rate	4.19% - 4.54%
Expected term (in years)	5.57
Volatility	61% - 71%
Dividend yield	—%

The following table summarizes the Company’s stock option activity under the Plan during the nine months ended September 30, 2025:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2024	8,167,496	$6.98	7.32	$2,521,202
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(569,478)	7.65	—	—
Balance as of September 30, 2025	7,598,018	6.95	6.54	—
Options vested and exercisable as of September 30, 2025	5,147,047	$6.94	6.15	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the year ended December 31, 2024 was $3.59.

For the three months ended September 30, 2025 and 2024, the total recorded stock-based compensation related to stock option awards granted was $1,598,511 and $1,448,151, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

For the nine months ended September 30, 2025 and 2024, the total recorded stock-based compensation related to stock option awards granted was $4,545,260 and $4,688,997, respectively.
As of September 30, 2025 and December 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $5,463,227 and $11,246,649, respectively. This cost is expected to be recognized over a weighted-average period of approximately 1.11 years as of September 30, 2025.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for RSUs generally ranges from one to four years.
Activity under RSUs during the nine months ended September 30, 2025 was as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2024	4,068,987	$4.63
Granted	980,704	1.70
Vested	(435,573)	4.22
Forfeited	(190,356)	3.98
Balance as of September 30, 2025	4,423,762	4.05
Vested and unissued as of September 30, 2025	2,617	10.03
Non-vested as of September 30, 2025	4,421,145	$4.05
The total grant-date fair value of RSUs granted during the nine months ended September 30, 2025 was $1,665,290.
For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $1,516,497 and $1,426,271, respectively.
For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $5,040,246 and $4,242,065, respectively.
As of September 30, 2025 and December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $13,325,510 and $17,458,680, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.64 years as of September 30, 2025.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to PSUs of $1,534,667 and $280,764, respectively, which are included in accrued liabilities.

For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to PSUs of $4,720,614 and $824,393, respectively, which are included in accrued liabilities.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of September 30, 2025 and December 31, 2024, the total unrecognized compensation related to unvested PSUs granted was $7,126,727 and $8,332,535, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.25 years as of September 30, 2025.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of September 30, 2025, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the nine months ended September 30, 2025 and 2024.

The following is a summary of the revenue PSU activity for the nine months ended September 30, 2025:

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	868,218	$5.16
Granted	—	—
Vested	(217,055)	5.16
Forfeited	—	—
Performance adjustment	—	—
Balance as of September 30, 2025	651,163	$5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of September 30, 2025, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2027.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the nine months ended September 30, 2025 and 2024.

The following is a summary of the TSR PSU activity for the nine months ended September 30, 2025:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2024	1,205,251	$4.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2025	1,205,251	$4.19

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
Lease Costs
The table below comprises lease expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of total lease cost:
Operating lease expense	$1,356,236	$1,009,108	$4,027,854	$2,775,887
Finance lease expense:
Amortization of right-of-use assets	1,272,716	1,197,076	3,831,097	3,394,696
Interest on lease liabilities	229,293	194,099	700,042	560,926
Finance lease expense	1,502,009	1,391,175	4,531,139	3,955,622
Short-term lease expense	126,307	594,729	708,512	1,484,186
Total lease cost	$2,984,552	$2,995,012	$9,267,505	$8,215,695
Lease Payments
The table below presents lease payments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of total lease payments:
Operating lease payment	$1,419,593	$890,740	$3,693,963	$2,669,422
Finance lease payment	1,256,945	1,088,265	3,965,618	3,118,054
Total lease payments	$2,676,538	$1,979,005	$7,659,581	$5,787,476

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Gain (Loss) on Remeasurement

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the nine months ended September 30, 2025, the Company reassessed the use of some office spaces, resulting in early terminations of three leased office spaces. The Company recorded a gain from remeasurement of operating lease of $820 and $656 during the three and nine months ended September 30, 2025.
The Company recorded a loss from remeasurement of operating lease of $(6,163) and $(13,469) during the three and nine months ended September 30, 2024.
Sublease Income
During the nine months ended September 30, 2025, the Company subleased a portion of its corporate office space in New York, NY. The sublease entered into during the nine months ended September 30, 2025 has a lease term of one year and four months and has been classified as an operating lease by the Company. Sublease income was $89,709 and $235,823 for the three and nine months ended September 30, 2025, respectively. The Company continues to sublease its office space in Houston, TX. The sublease was entered in 2023, has a lease term of three years and has been classified as an operating lease by the Company. Sublease income was $19,324 and $57,970 for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the sublease income was $18,869 and $56,608, respectively. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income under other income (expense).
Lease Position as of September 30, 2025
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Assets
Lease right-of-use assets	$12,087,775	$11,958,698
Total lease assets	$12,087,775	$11,958,698

Liabilities
Current liabilities:
Lease liability - current portion	$4,597,694	$3,844,561
Noncurrent liabilities:
Lease liability, net of current portion	8,257,467	8,599,072
Total lease liability	$12,855,161	$12,443,633
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2025:

Weighted average remaining lease term (in years) - operating leases	3.31
Weighted average discount rate - operating leases	5.94%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of September 30, 2025 were as follows:

Operating Leases
2025, remaining	$1,396,836
2026	4,852,990
2027	3,521,209
2028	2,734,403
2029	1,354,977
2030	153,777
Thereafter	207,509
Total future minimum lease payments	14,221,701
Less effects of discounting	(1,366,540)
Present value of future minimum lease payments	$12,855,161
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $16,358,929 and $14,725,605 as of September 30, 2025 and December 31, 2024, respectively, and a right-of-use net of $17,066,242 and $15,337,299 as of September 30, 2025 and December 31, 2024, respectively (accumulated depreciation of $11,713,656 and $9,128,202 as of September 30, 2025 and December 31, 2024, respectively).
Gain (Loss) on Remeasurement
During the nine months ended September 30, 2025, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a gain (loss) on remeasurement of finance lease of $4,257 and $(43,023) during the three and nine months ended September 30, 2025, respectively.
The Company recorded a loss on remeasurement of finance lease of $0 and $(18,583) during the three and nine months ended September 30, 2024, respectively.
Lease Position as of September 30, 2025
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Assets
Lease right-of-use assets	$17,066,242	$15,337,299
Total lease assets	$17,066,242	$15,337,299

Liabilities
Current liabilities:
Lease liability - current portion	$5,275,265	$4,694,467
Noncurrent liabilities:
Lease liability, net of current portion	11,083,664	10,031,138
Total lease liability	$16,358,929	$14,725,605

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2025:

Weighted average remaining lease term (in years) - finance leases	3.40
Weighted average discount rate - finance leases	5.84%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of September 30, 2025 are as follows:

Finance Leases
2025, remaining	$1,573,229
2026	5,925,280
2027	4,791,491
2028	3,510,288
2029	1,868,751
2030	444,075
Total future minimum lease payments	18,113,114
Less effects of discounting	(1,754,185)
Present value of future minimum lease payments	$16,358,929

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other Expense
The Company recognized $1,192,482 and $1,103,016 of other expense for the three months ended September 30, 2025 and 2024, respectively, as set forth in the table below.

The Company recognized $2,434,425 and $1,837,655 of other expense for the nine months ended September 30, 2025 and 2024, respectively, as set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Other expense:
Interest expense, net	$219,861	$505,085	$1,089,807	$1,387,743
Loss on change in fair value of contingent consideration	1,052,394	44,520	1,052,394	370,712
Loss on equity method investments	27,035	82,742	106,550	229,923
(Gain) loss on remeasurement of operating and finance leases	(5,077)	6,163	42,367	32,052
Loss (gain) on disposal of fixed assets	10,453	28,681	43,668	(36,717)
Other (income) expense	(112,184)	435,825	99,639	(146,058)
Total other expense	$1,192,482	$1,103,016	$2,434,425	$1,837,655

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $323,735 and $412,353 for the three months ended September 30, 2025 and 2024, respectively, and $891,280 and $1,033,273 for the nine months ended September 30, 2025 and 2024, respectively.
Included in accounts payable were $0 and $55,545 due to related parties as of September 30, 2025 and December 31, 2024, respectively. Included in accrued liabilities were $83,265 and $0 due to related parties as of September 30, 2025 and December 31, 2024, respectively, related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $500 and $7,685 for the three months ended September 30, 2025 and 2024, respectively, and $56,819 and $148,304 for the nine months ended September 30, 2025 and 2024, respectively.
Included in accounts payable were $0 and $17,149 due to related parties as of September 30, 2025 and December 31, 2024, respectively. Included in accrued liabilities were $0 and $13,097 due to related parties as of September 30, 2025 and December 31, 2024 related to subcontractor services.
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
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made no payments to Mr. Capone under the Transition Agreement for each of the three months ended September 30, 2025 and 2024, and $0 and $180,000 for the nine months ended September 30, 2025 and 2024, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of September 30, 2025 and December 31, 2024, respectively, related to this Transition Agreement.
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $0 and $35,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and nine months ended September 30, 2025, respectively. The Company granted approximately $70,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and nine months ended September 30, 2024.
There were no amounts included in accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024, related to the Vashovsky Consulting Agreement.

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
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made no payments to Mr. Katz under the Katz Consulting Period for the three months ended September 30, 2025 and 2024, respectively, and made payments totaling $2,500 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Included in accounts payable were $0 and $2,500 due to related parties as of September 30, 2025 and December 31, 2024

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
related to the Katz Consulting Agreement. There were no amounts included in accrued liabilities due to related parties as of September 30, 2025 and December 31, 2024 related to the Katz Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company had historically provided for a partial valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s benefit from (provision for) income taxes for the three months ended September 30, 2025 and 2024 were $13,511,429 and $(4,488,828), respectively, and $21,861,861 and $(13,316,752) for the nine months ended September 30, 2025 and 2024, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company’s expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.

In July 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws do not have a material impact on its unaudited Condensed Consolidated Financial Statements or the effective income tax rate.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan as of September 30, 2025.
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

Given the overlapping claims and time periods presented in the California Labor Actions, in an effort to reach a global resolution, these actions were mediated concurrently on February 5, 2025. The parties reached a resolution, in principle, at the mediation. Thereafter, the parties executed the settlement documents memorializing that resolution, and a motion for preliminary approval of the settlement was filed. The hearing on the motion for preliminary approval of the settlement is set for February 6, 2026.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Stockholder Actions

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. On March 28, 2025, the motion was granted in part and denied in part. On April 25, 2025, the remaining defendants answered the complaint. The parties have reached an agreement to settle the action, subject to the approval of the district court.

On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the Delaware Court of Chancery consolidated the two derivative actions, and the parties agreed that the complaint filed in the Daboul action should serve as the operative complaint. The defendants have moved to dismiss the consolidated action, and their motion is currently due to be fully briefed in January 2026.

On August 19, 2025, Jung Jae Hyung filed another derivative complaint in the United States District Court for the Southern District of New York. The complaint asserts claims similar to those asserted in the consolidated action pending in the Delaware Court of Chancery and seeks relief similar to the relief sought in the consolidated action. He further alleges that he previously made a demand on the Board to assert his claims and the Board ignored it, which he deemed a refusal. The Company’s counsel informed Mr. Hyung’s counsel that the Board had appointed a committee to review his litigation demand, and the parties thereafter agreed pursuant to a stipulation entered on October 20, 2025 to stay the Hyung action while the review proceeds. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any. The Company believes there are substantial defenses to these claims.

Cybersecurity Action

On August 22, 2024, Maria Ballesteros, individually and on behalf of others similarly situated, filed a complaint against Ambulnz NY, LLC, a subsidiary of the Company (“Ambulnz NY”), in the U.S. District Court for the Southern District of New York arising from a data security incident that the Company experienced in April 2024 (the “Cybersecurity Action”). The Cybersecurity Action alleged negligence, negligence per se, breach of fiduciary duty, breach of implied contract and violations of California’s Unfair Competition Law, the California Privacy Act and the California Consumer Records Act, and sought various forms of monetary and injunctive relief. Before Ambulnz NY responded to the complaint, the parties engaged in early mediation that resulted in a settlement in principle. The plaintiff subsequently dismissed the case from the Southern District of New York without prejudice to provide the parties time to finalize the settlement and for eventual re-filing in Florida state court. The parties thereafter entered into a formal settlement agreement, and the plaintiff re-filed the case in the Circuit Court of the Eleventh Judicial Circuit of Florida on March 21, 2025. The plaintiff also filed a motion for preliminary approval of the settlement on March 24, 2025.

On May 2, 2025, the court entered an order granting preliminary approval of the parties’ settlement agreement, directing notice to the settlement class and scheduling a final fairness hearing for August 22, 2025. The settlement class members then had a period of time to file a claim for the benefits under the settlement. The final fairness hearing took place as scheduled on August 22, 2025, and the court entered an order finally approving the settlement and dismissing the action. The settlement is on a claims-made basis, and as of the time of this filing, the administrator is still calculating the allowable claims. As a result, the exact amount that will be paid remains unknown. However, the Company maintains cybersecurity insurance coverage to limit its exposure to losses relating to cybersecurity incidents, including costs arising from litigation,

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
and expects the total cost of the Cybersecurity Action settlement, including plaintiff attorneys’ fees, plaintiff service awards, and the cost of administration, to be covered by such insurance.
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
21. Subsequent Events

Acquisition of SteadyMD, Inc.

On October 20, 2025, Holdings acquired 100% of SteadyMD, Inc. (“SteadyMD”), a provider of telehealth for digital health companies, labs, pharmacies, employers, and other healthcare innovators. SteadyMD offers a 50-state virtual clinician workforce, clinical operations, and world-class technology that powers real-time matching between patient needs and clinical expertise. SteadyMD’s scaled network of virtual providers aligns with the Company’s goal to achieve more efficient delivery of patient care. The aggregate purchase consideration consisted of $12,500,000 in cash consideration, subject to post-closing adjustments. The Company also agreed to pay SteadyMD up to an additional $12,500,000 (in cash or equity, at the Company’s election) in deferred consideration upon meeting certain performance conditions.

Due to the timing of the transaction, the Company has not yet completed the initial accounting for the business combination, including the determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the preliminary purchase price allocation and the supplemental pro forma revenue and earnings of the combined entity is not included in this Quarterly Report on Form 10-Q. Following the acquisition, SteadyMD will be included within the Company’s Mobile Health Services operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties and other factors described in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”
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

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to the recent and ongoing wind down of migrant-related services; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks and funding new strategic relationships; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; risks associated with our share repurchase program; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the ongoing or any future shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and that are otherwise described or updated from time to time in our filings with the SEC.

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
For the three months ended September 30, 2025, the Company recorded a net loss of $29.7 million, compared to net income of $4.5 million in the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the Company recorded a net loss of $54.0 million, compared to net income of $21.0 million in the nine months ended September 30, 2024.

Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services, including as a result of changes in the U.S. administration and administrative priorities; availability of healthcare professionals and other personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the ongoing or any future shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, moderated in 2024 after trending well above historical levels in the period from the second quarter of 2021 through the second quarter of 2024. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined during the second half of 2024, and the annual inflation rate declined to 2.9% for the full year 2024 from 4.1% in 2023 and 8.0% in 2022. For 2025 to date, the inflation rate has remained moderate, with monthly year-over-year readings between 2.3% and 3.0%. However, the introduction of new tariffs on imported goods, and the uncertainty surrounding the tariff rates, has led to the prospect of increased inflation over the fourth quarter of 2025 and beyond. The increased inflation rate witnessed between 2021 and 2024 had an impact on the Company’s expenses in several areas, including wages, fuel and medical and other supplies. This had the effect of compressing gross profit margins, as the Company is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. If inflation is above the levels that the Company anticipates, gross margins could be below plan and our business, operating results and cash flows may be adversely affected.
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

During the nine months ended September 30, 2025, the Company completed one acquisition, for $4.2 million. The Company did not complete any acquisitions during the nine months ended September 30, 2024.
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

Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company expects government contract work to decline, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the Company continued to provide services under other contracts during the first nine months of 2025, the wind-down of the remaining migrant-related services under other contracts is nearly complete, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues.

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
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows and promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, expand into new geographic markets and customer verticals, particularly in the Mobile Health segment, and continue to build brand awareness.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Prior Revolving Facility. These expenses are determined by the amounts of debt that are outstanding, as well as market interest rates, which form the basis for the interest expenses relating to our Prior Revolving Facility.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$70.8	100.0%	$138.7	100.0%	$(67.9)	(49.0)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	52.7	74.4%	88.8	64.0%	(36.1)	(40.7)%
Operating expenses:
General and administrative	30.1	42.5%	28.8	20.8%	1.3	4.5%
Depreciation and amortization	4.0	5.6%	4.2	3.0%	(0.2)	(4.8)%
Legal and regulatory	5.7	8.1%	3.3	2.4%	2.4	72.7%
Technology and development	3.2	4.5%	3.1	2.2%	0.1	3.2%
Sales, advertising and marketing	0.4	0.6%	0.4	0.3%	—	—%
Finite-lived intangible asset impairment	8.0	11.3%	—	—%	8.0	100.0%
Goodwill impairment	8.7	12.3%	—	—%	8.7	100.0%
Total expenses	112.8	159.3%	128.6	92.7%	(15.8)	(12.3)%
(Loss) income from operations	(42.0)	(59.3)%	10.1	7.3%	(52.1)	(515.8)%

Other expense:
Interest expense, net	(0.2)	(0.2)%	(0.5)	(0.4)%	0.3	60.0%
Loss on change in fair value of contingent consideration	(1.1)	(1.6)%	—	—%	(1.1)	(100.0)%
Loss on equity method investments	—	—%	(0.1)	—%	0.1	100.0%
Other income (expense)	0.1	0.1%	(0.5)	(0.4)%	0.6	120.0%
Total other expense	(1.2)	(1.7)%	(1.1)	(0.8)%	(0.1)	(9.1)%

Net (loss) income before income tax benefit (expense)	(43.2)	(61.0)%	9.0	6.5%	(52.2)	(580.0)%
Benefit from (provision for) income taxes	13.5	19.1%	(4.5)	(3.2)%	18.0	400.0%
Net (loss) income	(29.7)	(41.9)%	4.5	3.3%	(34.2)	(760.0)%
Net loss attributable to noncontrolling interests	(1.9)	(2.7)%	(1.0)	(0.7)%	(0.9)	(90.0)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(27.8)	(39.2)%	$5.5	4.0%	$(33.3)	(605.5)%

Revenues
Consolidated
For the three months ended September 30, 2025, total revenues were $70.8 million, a decrease of $67.9 million, or 49.0%, compared to the three months ended September 30, 2024.
Mobile Health Services
For the three months ended September 30, 2025, Mobile Health Services revenues were $20.7 million, a decrease of $70.0 million, or 77.2%, compared to the three months ended September 30, 2024. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts is nearly complete, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues.
Transportation Services

For the three months ended September 30, 2025, Transportation Services revenues were $50.1 million, an increase of $2.1 million, or 4.4%, compared to the three months ended September 30, 2024. This increase was due to a 2.5% increase in U.S. trip volumes, to 71,541 trips in the three months ended September 30, 2025, from 69,776 trips for the three months ended September 30, 2024. The average trip price rose to $411 in the three months ended September 30, 2025, from $404 in the three months ended September 30, 2024.
Cost of revenues
For the three months ended September 30, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 40.7% compared to the three months ended September 30, 2024, while revenues decreased by approximately 49.0%. Cost of revenues as a percentage of revenues increased to 74.4% in the three months ended September 30, 2025 from 64.0% in the three months ended September 30, 2024.
Total cost of revenues in the three months ended September 30, 2025 decreased by $36.1 million compared to the same period in 2024. This decrease was primarily attributable to a $7.0 million decrease in total compensation, a $24.7 million decline in subcontracted labor costs and a $4.8 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter, and a $2.3 million net decrease in other cost of revenues categories. These decreases were partially offset by a $2.7 million increase in vehicle costs, due to an increase in expenses arising from prior-year insurance claims and increased reserves for future claims.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2025 amounted to $17.1 million, down 69.2% from $55.5 million in the three months ended September 30, 2024. Cost of revenues as a percentage of revenues increased to 82.6% from 61.2% in the prior year period, due to the decline in Mobile Health Services revenues, driven by the wind-down of migrant-related projects and lower margins from the early-stage care gap closure business.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2025 amounted to $35.6 million, up 6.9% from $33.3 million in the three months ended September 30, 2024. Cost of revenues as a percentage of revenues increased to 71.1% from 69.4% in the prior year quarter, despite the revenue increase, due to increased compensation and higher vehicle costs. Total compensation increased by 15.0% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 38.1% when compared to last year’s third quarter, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services. Vehicle costs were driven higher partly due to increased insurance costs arising from prior period claims and increased reserves for future claims.
Operating expenses
For the three months ended September 30, 2025, the Company recorded $60.1 million of operating expenses compared to $39.8 million for the three months ended September 30, 2024, an increase of 51.0%. As a percentage of revenue, operating expenses increased from 28.7% in the third quarter of 2024 to 84.9% in the third quarter of 2025, reflecting the decrease in revenues described above, combined with the increase in operating expenses. The increase of $20.3 million in operating expenses related primarily to several impairment charges for various intangible assets, including a $6.5 million impairment of the carrying value of the customer relationships for the Company’s Rapid Temps entity, an $8.7 million impairment of the goodwill related to the Rapid Temps entity, and a $1.5 million impairment of the carrying value of trade credits the Company had received in lieu of cash payment from a Mobile Health customer in a prior year period. In addition, a $5.0 million increase in total compensation and a net $1.6 million increase spread across a variety of other operating expense categories were partially offset by a $3.0 million decrease in travel-related expenses due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects. The Company anticipates that operating expenses will decline as certain ongoing cost-containment efforts take hold.
For the Mobile Health Services segment, operating expenses in the three months ended September 30, 2025 were $26.2 million, up 98.5% from $13.2 million in the three months ended September 30, 2024, reflecting increased investments made in the Company’s nascent care gap closure business and the impairments described above. Operating expenses as a percentage of revenues increased to 126.6% in the third quarter of 2025, from 14.6% in the third quarter of 2024, reflecting the significant drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York.
For the Transportation Services segment, operating expenses in the three months ended September 30, 2025 were $15.6 million, up 5.4% from $14.8 million in the three months ended September 30, 2024. Operating expenses as a percentage of revenues increased slightly, to 31.1% for the three months ended September 30, 2025 from 30.8% in the three months ended September 30, 2024.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended September 30, 2025 were $18.3 million, up 55.1% from $11.8 million in the three months ended September 30, 2024, as higher stock compensation costs, insurance costs and professional fees outweighed a decline in subcontractor expenses. Corporate expenses amounted to approximately 25.8% of total consolidated revenues in the third quarter of 2025, compared to 8.5% in the third quarter of 2024, reflecting the increased expenses and the decline in total consolidated revenues.
Interest expense, net

During the three months ended September 30, 2025, the Company recorded a $0.2 million interest expense, net compared to a $0.5 million interest expense, net in three months ended September 30, 2024. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended September 30, 2025 and 2024.

Loss on change in fair value of contingent consideration
During the three months ended September 30, 2025, the Company recorded a $1,052,394 loss on the change in fair value of contingent consideration. During the three months ended September 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $44,520.

Loss on equity method investments

During the three months ended September 30, 2025, the Company recorded a loss on equity method investments of

$27,035, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the three months ended September 30, 2024, the Company recorded a loss on equity method investments of $82,742.

Other income (expense)

During the three months ended September 30, 2025, the Company recorded other income of $0.1 million, compared to other expense of $0.5 million in the three months ended September 30, 2024.

Benefit from (provision for) income taxes

During the three months ended September 30, 2025, the Company recorded an income tax benefit of $13.5 million, compared to an income tax provision of $4.5 million in the three months ended September 30, 2024. The tax benefit in the current year period reflects the recording of a pretax loss, as compared to pretax income in the 2024 period.

Net loss attributable to noncontrolling interests

For the three months ended September 30, 2025, the Company had net loss attributable to noncontrolling interests of approximately $1.9 million, compared to net loss attributable to noncontrolling interests of approximately $1.0 million for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$247.3	100.0%	$495.7	100.0%	$(248.4)	(50.1)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	172.9	69.9%	322.6	65.1%	(149.7)	(46.4)%
Operating expenses:
General and administrative	94.3	38.2%	103.7	20.9%	(9.4)	(9.1)%
Depreciation and amortization	11.7	4.7%	12.6	2.6%	(0.9)	(7.1)%
Legal and regulatory	14.3	5.8%	11.6	2.3%	2.7	23.3%
Technology and development	9.8	4.0%	7.9	1.6%	1.9	24.1%
Sales, advertising and marketing	1.1	0.4%	1.1	0.2%	—	—%
Finite-lived intangible asset impairment	8.0	3.2%	—	—%	8.0	100.0%
Goodwill impairment	8.7	3.5%	—	—%	8.7	100.0%
Total expenses	320.8	129.7%	459.5	92.7%	(138.7)	(30.2)%
(Loss) income from operations	(73.5)	(29.7)%	36.2	7.3%	(109.7)	(303.0)%

Other expense:
Interest expense, net	(1.1)	(0.4)%	(1.4)	(0.3)%	0.3	21.4%
Loss on change in fair value of contingent consideration	(1.1)	(0.4)%	(0.4)	(0.1)%	(0.7)	(175.0)%
Loss on equity method investments	(0.1)	(0.1)%	(0.2)	—%	0.1	50.0%
Other (expense) income	(0.1)	(0.1)%	0.1	—%	(0.2)	(200.0)%
Total other expense	(2.4)	(1.0)%	(1.9)	(0.4)%	(0.5)	(26.3)%

Net (loss) income before income tax benefit (expense)	(75.9)	(30.7)%	34.3	6.9%	(110.2)	(321.3)%
Benefit from (provision for) income taxes	21.9	8.9%	(13.3)	(2.7)%	35.2	264.7%
Net (loss) income	(54.0)	(21.8)%	21.0	4.2%	(75.0)	(357.1)%
Net loss attributable to noncontrolling interests	(5.7)	(2.3)%	(2.2)	(0.5)%	(3.5)	(159.1)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(48.3)	(19.5)%	$23.2	4.7%	$(71.5)	(308.2)%

Revenues
Consolidated
For the nine months ended September 30, 2025, total revenues were $247.3 million, a decrease of $248.4 million, or 50.1%, compared to the nine months ended September 30, 2024.
Mobile Health Services
For the nine months ended September 30, 2025, Mobile Health Services revenues were $96.7 million, a decrease of $254.6 million, or 72.5%, compared to the nine months ended September 30, 2024. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts is nearly complete and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues.
Transportation Services

For the nine months ended September 30, 2025, Transportation Services revenues were $150.6 million, an increase of $6.2 million, or 4.3%, compared to the nine months ended September 30, 2024. This increase was due to a 2.2% increase in U.S. trip volumes, to 218,269 trips in the nine months ended September 30, 2025, from 213,475 trips for the nine months ended September 30, 2024. The increase in trip volumes was due to a combination of growth in the Company’s customer base in certain core markets and increased volumes with existing customers. Our average trip price increased slightly, to $400 in the nine months ended September 30, 2025, from $399 in the nine months ended September 30, 2024.
Cost of revenues
For the nine months ended September 30, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 46.4% compared to the nine months ended September 30, 2024, while revenues decreased by approximately 50.1%. Cost of revenues as a percentage of revenues increased to 69.9% in the nine months ended September 30, 2025 from 65.1% in the nine months ended September 30, 2024.
Total cost of revenues in the nine months ended September 30, 2025 decreased by $149.7 million compared to the same period in 2024. This decrease was primarily attributable to a $23.5 million decrease in total compensation, an $87.1 million decline in subcontracted labor costs and a $28.1 million decline in medical and related supplies, all of which were driven by the Mobile Health Services segment, due to the ongoing wind-down of migrant-related projects during the quarter, a $1.9 million decline in travel-related costs for field employees, and a $9.1 million net decrease in other cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2025 amounted to $69.2 million, down 69.0% from $223.2 million in the nine months ended September 30, 2024. Cost of revenues as a percentage of revenues increased to 71.6% from 63.5% in the prior year period, due to the decline in Mobile Health Services revenues, driven by the wind-down of migrant-related projects, and lower margins from the early-stage care gap closure business.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2025 amounted to $103.7 million, up 4.3% from $99.4 million in the nine months ended September 30, 2024. Cost of revenues as a percentage of revenues increased only slightly to 68.9% from 68.8% in the prior year period, as the increase in revenues was in line with the increase in cost of revenues. Total compensation increased by 10.0% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 38.9% when compared to the first nine months of last year, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services.
Operating expenses
For the nine months ended September 30, 2025, the Company recorded $147.9 million of operating expenses compared to $136.9 million for the nine months ended September 30, 2024, an increase of 8.0%. As a percentage of revenue, operating expenses increased from 27.6% in the first nine months of 2024 to 59.8% in the first nine months of 2025, primarily reflecting the decrease in revenues described above. The increase of $11.0 million in operating expenses related to a $7.5 million increase in total compensation, a total of $16.7 million in impairment charges for intangible assets and goodwill in the third quarter of 2025 as described above, and a $2.6 million increase in professional fees due primarily to ongoing legal matters, which outweighed a $15.4 million decrease in travel-related expenses due to the ongoing wind-down of the Mobile Health Services segment’s migrant-related projects and a net $0.4 million decrease spread across a variety of other operating expense categories. The Company anticipates that operating expenses will decline as certain ongoing cost-containment efforts take hold.
For the Mobile Health Services segment, operating expenses in the nine months ended September 30, 2025 were $48.3 million, up 0.8% from $47.9 million in the nine months ended September 30, 2024. Operating expenses as a percentage of revenues increased to 49.9% in the nine months ended September 30, 2025, from 13.6% in the nine months ended September 30, 2024, reflecting the drop in Mobile Health Services revenues in relation to the ongoing wind-down of migrant-related projects in New York and the impairment described above.
For the Transportation Services segment, operating expenses in the nine months ended September 30, 2025 were $47.5 million, up 3.0% from $46.1 million in the nine months ended September 30, 2024. Operating expenses as a percentage of revenues decreased to 31.5% for the nine months ended September 30, 2025 from 31.9% in the nine months ended September 30, 2024, due to the increased revenues in the current year period.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the nine months ended September 30, 2025 were $52.1 million, up 21.4% from $42.9 million in the nine months ended September 30, 2024, reflecting higher total compensation and insurance and increased professional fees. Corporate expenses amounted to approximately 21.1% of total consolidated revenues in the nine months ended September 30, 2025, compared to 8.7% in the nine months ended September 30, 2024, reflecting both the increase in absolute dollar expenses and the decline in total consolidated revenues.
Interest expense, net

For the nine months ended September 30, 2025, the Company recorded $1.1 million of interest expense, net, compared to $1.4 million in the nine months ended September 30, 2024. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the nine month periods ended September 30, 2025 and 2024. However, net interest expense for the 2025 period was lower than in the 2024 period, reflecting the repayments of the amounts outstanding under the Prior Revolving Facility in August 2025.

Loss on change in fair value of contingent consideration
During the nine months ended September 30, 2025, the Company recorded a $1.1 million loss for the change in fair value of contingent consideration. During the nine months ended September 30, 2024, the Company recorded a loss for the change in fair value of contingent consideration of $0.4 million.
Loss on equity method investments

During the nine months ended September 30, 2025, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest. During the nine months ended September 30, 2024, the Company recorded a loss on equity method investments of $0.2 million.
Other (expense) income

During the nine months ended September 30, 2025, the Company recorded other expense of $0.1 million, compared to other income of $0.1 million in the nine months ended September 30, 2024.

Benefit from (provision for) income taxes

During the nine months ended September 30, 2025, the Company recorded an income tax benefit of $21.9 million, compared to an income tax provision of $13.3 million in the nine months ended September 30, 2024. The recording of a tax benefit in the current period compared to a tax provision in the prior year period is due to the recording of a pretax loss in the current period compared to pretax income in the prior year period.

Net loss attributable to noncontrolling interests

For the nine months ended September 30, 2025, the Company had net loss attributable to noncontrolling interests of approximately $5.7 million, compared to net loss attributable to noncontrolling interests of approximately $2.2 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated operating cash flow for the nine months ended September 30, 2025, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the second half of 2023 and during the year ended December 31, 2024, as a greater proportion of the Company’s overall revenues were generated through services provided to municipal customers with long payment cycles, and expenditures made by the Company to allow for the provision of these services were substantial, operating cash flows were not sufficient to meet these demands for working capital, leading to a marked decline in the Company’s cash balances, which improved in the second half of 2024, as invoices were collected. As more of these invoices are collected, the Company expects cash flows to be sufficient for near term working capital needs, even if further operating losses are generated.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings. This last factor was evident at different times during 2023 and 2024, leading to a draw down in the Company’s credit line during the fourth quarter of 2023 and during the first quarter of 2024.

On November 1, 2022, the Company entered into the Prior Credit Agreement, which provided for the Prior Revolving Facility in the initial aggregate principal amount of $90.0 million. The Prior Revolving Facility included the ability for the Company to request an increase to the commitment by an additional amount of up to $50.0 million, though no lender (nor the lenders collectively) was obligated to increase its respective commitments. Borrowings under the Prior Revolving Facility bore interest at a per annum rate equal to (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margins were based on the Company’s consolidated net leverage ratio, adjusted on a quarterly basis. The initial applicable margins were 1.25% for an adjusted term SOFR loan and 0.25% for a base rate loan and were updated based on the Company’s consolidated net leverage ratio. The Prior Revolving Facility was scheduled to mature on November 1, 2027 and was secured by a first-priority lien on substantially all of the

Company’s present and future personal assets and intangible assets. The Prior Revolving Facility was subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Prior Credit Agreement. On August 1, 2025, the Company repaid the outstanding balances, and there were no amounts outstanding related to the Prior Revolving Facility as of the date of the filing of this Quarterly Report on Form 10-Q.

On August 7, 2025, the Company amended and restated the Prior Credit Agreement. The Credit Agreement provides for the Revolving Facility of up to an aggregate principal amount of $55.0 million, and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20.0 million, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant, as defined in the Credit Agreement. There were no amounts outstanding under the Revolving Facility as of the date of this Quarterly Report on Form 10-Q.

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
Capital Resources
Working capital as of September 30, 2025 and December 31, 2024 was as follows:

	September 30	December 31	Change $	Change %
$ in Millions	2025	2024
Working capital
Current assets	$190.2	$304.5	$(114.3)	(37.5)%
Current liabilities	73.6	121.8	(48.2)	(39.6)%
Total working capital	$116.6	$182.7	$(66.1)	(36.2)%

As of September 30, 2025, available cash totaled $73.4 million, which represented a decrease of $15.9 million compared to December 31, 2024, as a net loss and repayment of $30.0 million in outstanding borrowings under the Prior Credit Agreement outweighed the impact of increased collections, which led to a decline in accounts receivable during the nine months ended September 30, 2025. As of September 30, 2025, working capital amounted to $116.6 million, which represented a decrease of $66.1 million compared to December 31, 2024, as a large decline in accounts receivable and a decline in cash outweighed a decline in accounts payable. Current assets declined by $114.3 million, due primarily to the large drop in accounts receivable, as well as the declines in cash, slightly offset by an increase in other current assets and a small increase in prepaid expenses.

Cash Flows
Cash flows as of the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,		Change $	Change %
$ in Millions	2025	2024
Cash flow summary
Net cash provided by operating activities	$44.9	$57.4	$(12.5)	(21.8)%
Net cash used in investing activities	(26.0)	(5.2)	(20.8)	(400.0)%
Net cash used in financing activities	(48.9)	(16.3)	(32.6)	(200.0)%
Effect of exchange rate changes	0.3	0.5	(0.2)	(40.0)%
Net (decrease) increase in cash	$(29.7)	$36.4	$(66.1)	(181.6)%
Operating Activities
During the nine months ended September 30, 2025, operating activities provided $44.9 million of cash, despite a net loss of $54.0 million. Non-cash charges amounted to $25.0 million and included $14.3 million of stock compensation expense, $8.7 million goodwill impairment, $8.0 million of finite-lived asset impairment, $7.5 million in depreciation of property and equipment and right-of-use assets, $4.2 million from amortization of intangible assets, bad debt expense of $3.7 million, loss on change in fair value of contingent consideration of $1.0 million and a loss on equity method investment of $0.1 million. These were partially offset by $22.3 million in deferred taxes and $0.2 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $73.9 million in positive operating cash flow, as a $100.7 million decrease in accounts receivable, reflecting collections of older invoices from large municipal customers, a $1.0 million decrease in other assets, and a $0.4 million increase in operating lease liabilities and right-of-use assets were partially offset by a $20.2 million decrease in accounts payable, $5.4 million increase in prepaid expenses and other current assets and a $2.6 million decrease in accrued liabilities.

During the nine months ended September 30, 2024, operating activities provided $57.4 million of cash, aided by net income of $21.0 million. Non-cash charges amounted to $21.5 million and included $9.7 million of stock compensation expense, $7.7 million in depreciation of property and equipment and right-of-use assets, $4.9 million from amortization of intangible assets, bad debt expense of $3.8 million, a change in the fair value of contingent consideration of $0.4 million, and a loss of $0.2 million from an investment that is accounted for under the equity method. These were partially offset by $5.2 million in deferred taxes. Changes in assets and liabilities resulted in approximately $14.9 million in positive operating cash flow, as a $19.8 million decline in accounts receivable, reflecting collections of invoices from large municipal customers, a $12.3 million decrease in prepaid expenses and other current assets, and a $15.3 million increase in accounts payable outweighed a $31.5 million decline in accrued liabilities and a $1.0 million increase in other assets.
Investing Activities
During the nine months ended September 30, 2025, investing activities used $26.0 million of cash and restricted cash and consisted of the purchase of restricted investments of $24.7 million, the acquisition of a business of $3.6 million, the purchase of property and equipment totaling approximately $3.0 million, and the acquisition of intangibles of $2.3 million, partially offset by $7.4 million in proceeds from the sale of restricted investments and $0.2 million in cash proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2024, investing activities used $5.2 million of cash and consisted of the purchase of property and equipment totaling approximately $2.9 million, the acquisition of intangibles in the amount of $2.2 million and the purchase of an equity method investment in the amount of $0.3 million, partially offset by $0.2 million in cash proceeds from the disposal of property and equipment.

Financing Activities
During the nine months ended September 30, 2025, financing activities used $48.9 million of cash, as the Company spent $30.0 million on the repayment of the Prior Revolving Facility, spent approximately $10.8 million on its share repurchase program, made $4.0 million in payments under the terms of a finance lease, made $1.9 million in earnout payments on contingent liabilities, paid $1.4 million in taxes related to shares withheld for employee taxes, made $0.9 million in payments due to seller, and made $0.2 million in distributions to noncontrolling interests, partially offset by $0.3 million in proceeds from notes payable.
During the nine months ended September 30, 2024, financing activities used $16.3 million of cash, as $45.0 million in proceeds from the Prior Revolving Facility were mostly offset by $40.0 million in repayments of the Prior Revolving Facility. In addition, the Company spent approximately $11.1 million on its share repurchase program, $3.1 million in payments under the terms of a finance lease, $3.0 million in payments of amounts due to seller, $1.8 million in the acquisition of noncontrolling interest, $1.6 million in earnout payments on contingent liabilities, $0.3 million in dividends paid to a noncontrolling interest, and $0.4 million in taxes related to shares withheld for employee taxes.

Future minimum annual maturities of notes payable as of September 30, 2025 are as follows (in thousands):

Notes Payable
2025, remaining	$14.3
2026	51.7
2027	50.0
2028	54.3
2029	58.9
2030	20.7
Total maturities	249.9
Current portion of notes payable	(54.2)
Long-term portion of notes payable	$195.7
Future minimum lease payments under finance leases as of September 30, 2025 are as follows (in millions):

Finance Leases
2025, remaining	$1.6
2026	5.9
2027	4.8
2028	3.5
2029	1.9
2030	0.5
Total future minimum lease payments	18.2
Less effects of discounting	(1.8)
Present value of future minimum lease payments	$16.4

Future minimum lease payments under operating leases as of September 30, 2025 are as follows (in millions):

Operating Leases
2025, remaining	$1.4
2026	4.9
2027	3.5
2028	2.7
2029	1.4
2030	0.2
Thereafter	0.2
Total future minimum lease payments	14.3
Less effects of discounting	(1.4)
Present value of future minimum lease payments	$12.9
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

Net loss for the Company’s VIEs was $2,111,569 and $67,785 for the three months ended September 30, 2025 and 2024, respectively, and $6,216,018 and $425,668 for the nine months ended September 30, 2025 and 2024, respectively. Total assets, exclusive of intercompany assets, amounted to $6,985,326 and $3,122,209 as of September 30, 2025 and December 31, 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $13,880,879 and $3,801,744 as of September 30, 2025 and December 31, 2024, respectively. The Company’s VIEs’ total stockholders’ deficit was $6,895,553 and $679,535 as of September 30, 2025 and December 31, 2024, respectively.

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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

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

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses and write offs of $1,255,945 and $(1,649,986), respectively, for the three months ended September 30, 2025, and $3,760,623 and $(3,936,018), respectively, for the nine months ended September 30, 2025. The Company’s balance in its allowance for credit losses amounted to $5,698,547 as of September 30, 2025.
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
Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price, below our net carrying value.
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

Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, the Company has not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the nine months ended September 30, 2025 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange (loss) gain for the three months ended September 30, 2025 and 2024 were $(319,851) and $934,774, respectively, and $1,103,149 and $828,613 for the nine months ended September 30, 2025 and 2024, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the nine months ended September 30, 2025 would have resulted in a change in total revenues of approximately 1.8% and 1.2% for the three and nine months ended September 30, 2025, respectively, and a change in total assets of approximately 0.3% for the nine months ended September 30, 2025.
Concentrations of Risk
The Company’s financial instruments that are exposed to concentrations of credit risks primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments, and accounts receivable. The Company attempts to minimize concentration of credit risk by maintaining its cash and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of the Company’s cash equivalents, restricted cash equivalents, and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
With respect to accounts receivable, the Company had two customers that accounted for approximately 21% and 19%, respectively, of net accounts receivable as of September 30, 2025, and two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable as of December 31, 2024. In terms of revenues, the Company had two customers that accounted for approximately 19% and 11%, respectively, of revenues for the three months ended September 30, 2025, and two customers that accounted for approximately 41% and 21%, respectively, of revenues for the three months ended September 30, 2024. The Company had one customer that accounted for approximately 37% of revenues for the nine months ended September 30, 2025, and two customers that accounted for approximately 36% and 31%, respectively, of revenues for the nine months ended September 30, 2024.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2024 Form 10-K, other than as described below.

Additional impairments of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

Our goodwill and other intangible assets represent a significant portion of our total assets. We test our goodwill and our indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the goodwill or other intangible assets will be impaired. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors indicating impairment of goodwill or other intangible assets may include, among others: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization, as indicated by its publicly quoted share price, below its net carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in the impairment evaluation process. To the extent that business conditions deteriorate or there are any material changes in key assumptions and estimates, it may be necessary to record additional impairment charges in the future which could have a material adverse effect on our financial condition and results of operations.

For example, during the third quarter of 2025, we noted a sustained reduction of revenue and forecasts in connection with our Mobile Health Services operating segment, and performed an interim impairment test of our goodwill as well as our customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. This resulted in a non-cash goodwill impairment charge of $8,718,398 and a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the three months ended September 30, 2025.

For further information on our evaluation of impairment of our goodwill, please read the discussion in Note 2, “Summary of Significant Accounting Policies” to our unaudited Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of October 20, 2025, by and among Holdings, SteadyMD and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on October 21, 2025).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1
Amended and Restated Credit Agreement, dated August 7, 2025, among DocGo Inc., the lender parties thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).

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
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: November 10, 2025	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: November 10, 2025	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer