Form 10-K
period 2025-12-31
DocGo Inc.
filed 2026-03-16
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, based on the closing price of the shares of the Registrant’s common stock (“Common Stock”) on The Nasdaq Stock Market as of such date, was $149,560,663. Shares of Common Stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock outstanding as of March 12, 2026 was 98,750,251.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant expects to file such proxy statement with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies, outcomes and prospects, both business and financial, of DocGo Inc. and its consolidated subsidiaries (“DocGo,” the “Company,” “we,” “us” and “our”). These statements are based on the beliefs and assumptions of our management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, outcomes, results or expectations. Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements. In particular, you should understand that the factors set forth below under “Risk Factors Summary” and those discussed under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report could affect our future results and prospects and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report. Accordingly, you should not place undue reliance on such forward-looking statements. All statements other than statements of historical fact are forward-looking. Forward-looking statements include, but are not limited to, statements concerning our possible or assumed future actions; business strategies, plans and goals; future events; future results of operations, including revenues, expenses or performance; financing needs; business trends; objectives and intentions with respect to future operations, services and products, including our geographic expansion; the provision of services under existing contracts; impacts related to the wind down of migrant-related services; M&A activity; impairments; workforce growth; leadership transitions; cash position and liquidity; our share repurchase program; expected impacts of macroeconomic factors, including inflationary pressures and the interest rate environment; our competitive position and opportunities, including our ability to realize the benefits from our operating model and conditions in the healthcare services market; our ability to control costs, maintain or improve gross margins and achieve profitability; cost containment measures; the impact of legislative and regulatory actions, legal proceedings and compliance risk; the impact on our business and reputation in the event of information technology system failures, network disruptions, cybersecurity incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection; and others. In some cases, these statements may be preceded by, be followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “design,” “potential,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or the negative of these terms or similar expressions.

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
•Impairments of DocGo’s goodwill or other intangible assets have adversely affected its financial condition and results of operations and could again in the future.
•Negative media coverage and publicity could damage DocGo’s reputation and harm its ability to bid for and win government and other contracts.

•The inability of DocGo’s suppliers to meet its needs or material price increases on vehicles or supplies could negatively impact DocGo’s business.

•DocGo’s participation in partnerships based value-based reimbursement models may have a material adverse effect on its business.
Risks Related to DocGo’s Limited Operating History

•DocGo has a history of losses, faces the possibility of further operating losses in the future and may not achieve or sustain profitability or have sufficient liquidity to continue operating as planned.
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
•Security breaches, loss of data and other disruptions or cybersecurity incidents could compromise sensitive information or prevent DocGo from accessing critical information and expose it to liability.
Risks Related to DocGo’s Operations
•DocGo’s current liquidity could raise substantial doubt about its ability to continue as a going concern, which may materially and adversely affect its business, financial condition, results of operations and prospects.
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
•Changes in tax laws, unanticipated tax liabilities, or changes in accounting rules, assumptions or judgments could adversely affect DocGo, including its effective tax rate, ability to utilize its net operating loss carryforwards and certain other tax attributes.
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
•DocGo has been and could become the subject of government investigations, audits and compliance reviews, and its business practices may be found to constitute illegal fee-splitting or corporate practice of medicine.
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
•If the financial institutions that are lenders under the Revolving Facility fail to extend credit under the facility, DocGo’s liquidity and results of operations may be adversely affected.
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
v

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

DocGo’s proprietary technology platform, dedicated network of certified health professionals, including virtual care clinicians, and robust fleet of medical response vehicles provide services in all 50 states and the United Kingdom. DocGo’s vertically integrated approach helps elevate the quality of patient care and drive business efficiencies for municipalities, hospital networks and health insurance providers. We often provide our services in collaboration with leading healthcare organizations via long-term relationships that are intended to provide efficient and strategic capital deployment opportunities that can drive meaningful revenue and create significant growth.

END BENEFIT

HIGH QUALITY, HIGHLY ACCESSIBLE CARE TO ALL, THAT HELPS KEEP PEOPLE OUT OF THE HOSPITAL

VALUE PROPOSITIONS FOR KEY SEGMENTS

HEALTH CARE SYSTEMS

VALUE PROPOSITION

EFFICIENT, RELIABLE TRANSPORTATION AND DIGITAL MANAGEMENT PLATFORM, ED READMISSION PROGRAM SAVINGS

KEY SERVICES:

MEDICAL TRANSPORT, TRANSITIONAL CARE MANAGEMENT (TCM), MEDICAL STAFFING

PAYORS AND PROVIDERS

VALUE PROPOSITION

LOWER TOTAL COST OF CARE, IMPROVE QUALITY RATINGS, ENGAGE AND TREAT HARD TO REACH PATIENT POPULATIONS

KEY SERVICES:

PRIMARY CARE, GAP CLOSURE PROGRAMS, PATIENT MONITORING, POPULATION HEALTH

VERTICALLY INTEGRATED FOUNDATION

- EMS TRANSPORTATION LICENSURE AND MOBILE HEALTH FLEET
- PURPOSE BUILT TECHNOLOGY WITH EPIC INTEGRATION
- MEDICARE AND MANAGED CARE CREDENTIALS
- RAPIDLY DEPLOYABLE CLINICAL STAFF
- ABILITY TO CLOSE OVER 50 CARE GAPS
- CLINICAL PRACTICE GROUP
- RPM CARE MANAGEMENT TEAM

DocGo’s vertically integrated offering empowers the delivery of mobile healthcare and medical transportation outside of traditional “brick-and-mortar” facilities, with more accessible, affordable and efficient patient-centered care. In 2025, we expanded our capabilities in pursuit of our mission, acquiring a robust 50 state virtual care network that offers white-label telehealth services for top consumer, healthcare and digital wellness brands — including multiple Fortune 10 customers — and a mobile phlebotomy provider in the northeast. We continued to deliver care at scale, with our network of clinicians traveling over 11 million miles to facilitate care across more than 1.3 million patient interactions. Since 2015, we have created a care delivery model that has facilitated better care across over 10 million patient interactions beyond the traditional four-wall healthcare system.

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

Our mobile health model facilitates medical treatment directly to patients in the comfort of their homes, workplaces and other non-traditional locations. The power of our model is the modality of care, specifically its scalability and lowered cost basis. We combine the efficiency of telehealth by virtually pairing specialized Advanced Practice Providers (“APPs”) such as physician assistants and nurse practitioners with on-site clinicians in the patient’s home to be the APP’s eyes, ears, hands and feet. Such clinicians include, among others, licensed practical nurses (“LPNs”) and registered nurses (“RNs”) assisted by additional support staff. As of December 31, 2025, we deployed a network of more than 900 medical clinicians, providing virtual care or working under the guidance of prescribing clinicians to provide a wide range of care gap closures, tests, procedures and interventions that previously required a visit to a traditional healthcare setting.

In addition to our robust 50 state virtual care offering, our mobile health model combines virtual and in-person care — leveraging technology to enable connectivity, facilitate diagnostics and enhance the efficiency of our clinicians. Facilitating hands-on care to patients where they are, when they need it is a vital part of our offering, because vaccines can’t be provided over the telephone, and bone density screenings can’t be completed via videochat.

Proactive healthcare not only improves patient health outcomes but can also significantly reduce overall cost burdens to the system. Since inception, we estimate that our services have prevented over 91,000 unnecessary emergency department visits. Based on Accountable Care Organization data from the Centers for Medicaid & Medicare Services (“CMS”), this has saved the U.S. healthcare system an estimated $285 million.

We are increasingly working with insurance payors who require care gap closure services for their hard-to-reach patient populations, and as of December 31, 2025, we have been assigned over 1.45 million patients from seven different payors whose patients need these services since program inception. Reports indicate that over 25% of U.S. patients lack a primary care provider (“PCP”), and we intend to enter partnerships with health plans that will enable us to facilitate PCP services for their patients, and then establish value-based reimbursement models that involve graduated risk-sharing arrangements. These payment models are specifically designed to improve patient health outcomes while reducing overall costs, as reimbursement is tied to quality of care and effectively managing total cost of care. We believe that sending clinicians into the home provides us with a more holistic view of a patient’s overall health, enabling us to approach risk-sharing arrangements with a more informed perspective.

Our Segments
DocGo has three reporting segments: Mobile Health Services, Transportation Services and Corporate.
Mobile Health Services

The traditional healthcare model requires patients to interact with many levels of healthcare providers — including receptionists, nurses, lab technicians and physicians — for even the most routine tests, procedures and interventions. We recognized that a number of these services could easily be performed by LPNs, RNs and other clinicians under the guidance of higher licensed practitioners, but in the comfort of a patient’s home or workplace. Our patient-centered approach helps limit the need for individuals to seek routine treatment in more expensive and environmentally exposed, less comfortable settings such as emergency departments and urgent care clinics. In addition to providing greater convenience to patients, our Mobile Health Services help reduce unnecessary burdens on healthcare systems by freeing up their finite, in-person resources to address more urgent and critical patient needs. DocGo’s clinical Mobile Health Services, which we expanded into the home and workplace in 2020, facilitate medical care via a turnkey suite of integrated, technology-enabled solutions. Through DocGo’s Mobile Health Services, we facilitate care for a diverse group of customers, including municipalities, hospitals and health systems, insurers, physician practices, businesses and employers. Our population health offerings provide holistic health and social services to underserved communities.
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
- Medication Reconciliation
- Medication Adherence Consult
- Home Safety Check
- SDOH Screenings, Depression Screenings

We place an emphasis on early intervention, preventive care and chronic disease management. DocGo can address over 50 gaps in care for health plans, especially Medicare Advantage, Managed Medicaid and Marketplace plans focused on quality measures. Our work with health plans on patient engagement and gap closure programs is growing, with programs in several states. As of the date of this Annual Report, we have active programs with Elevance Health, HealthFirst, EmblemHealth, Molina, LA Care, Inland Empire Health Plan and others. These programs allow us to address gaps in care for Medicare and Medicaid populations and help manage multiple chronic diseases. Our priority and strategic focus is to grow and launch new programs and new geographies with our existing health plan partners who collectively cover over 60 million lives. Additionally, we plan to facilitate PCP services for these health plan patients, and migrate to a value-based care model with insurance partners that includes graduated risk-sharing arrangements to reward us for improving patient outcomes while reducing the overall cost of care.

Our virtual care management programs monitor patients remotely and intervene before minor issues become major health crises. Our remote monitoring team currently works with approximately 55,000 patients living with chronic conditions.

As patients seek more efficient, more convenient healthcare options, we believe our care-enabling solutions are poised for significant growth by facilitating a combination of in-person and virtual patient care via our mobile health solutions. We deliver a better patient experience, and a level of care previously inaccessible outside of the more traditional healthcare settings.

We partner with leading national health systems, insurance carriers, private organizations and employers, state and local governments and managed care organizations to provide our Mobile Health Services, including NYC Health + Hospitals, the U.S. Department of Veterans Affairs, the Indian Health Service (IHS), Martin Luther King Jr. Memorial Hospital in Los Angeles, CA and the National Health Service (NHS) in the United Kingdom. In recent years, our government contract work has represented a substantial portion of our overall revenue, representing approximately 48%, 72% and 73% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, with the decline in 2025 due to the wind-down of migrant-related programs in New York during 2024 and 2025. The migrant-related programs were initiated in the second quarter of 2023 and consisted of medical and non-medical services, such as shelter and security, that the Company provided to the recently arrived migrant population in New York City and upstate New York. While no longer core to our growth strategy, we anticipate some level of revenue from government contract work in 2026. However, government work is expected to account for a much smaller portion of overall revenue in 2026. For the fiscal year ended December 31, 2025, we generated approximately 38% of our revenues from the solutions provided by our Mobile Health Services segment.
The success of our care delivery model is reflected in our Net Promoter Score (“NPS”), which is one of the most widely accepted standards of customer experience metrics. Scores are measured from a range of -100 to +100 with scores over 30 commonly viewed as good and over 50 considered excellent. Our Mobile Health Services NPS score for the year ended December 31, 2025 was 92, which is a testament to the value of our services.
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
This integration with EMR systems is designed to provide seamless transfer of electronic patient information and discharge data to our healthcare provider customers, which helps improve order speed and accuracy and eliminate a myriad of manual processes. In addition, our ShareLinkTM technology is designed to provide our healthcare partners and patients with real-time vehicle locations and accurate estimated time of arrivals, helping deliver valuable peace of mind. Consequently, our healthcare facility customers are better able to order, track and manage transportation requests and patient movement, employ more effective bed management, and thereby enhance utilization of resources and cost. As of December 31, 2025, we had 582 vehicles in service throughout the United States and another 288 in the United Kingdom. For the fiscal year ended December 31, 2025, we generated approximately 62% of our revenues from our Transportation Services segment.
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
Human Capital Resources
We strive to hire the best talent across our industry, with a focus on inspiring performance. As of December 31, 2025, we had nearly 3,600 employees, including healthcare professionals, field management personnel and corporate support staff, as represented in the table below. Healthcare professionals consist of emergency medical technicians

(“EMTs”), paramedics, LPNs, RNs, APPs, clinicians and related support staff; field management personnel includes supervisors and managers; and corporate support staff includes software development, billing, finance, human resources, legal and compliance, sales, marketing and executives.

	Full-time	Part-time	Total
Healthcare Professionals	1,911	994	2,905
Field Management Personnel	126	3	129
Corporate Support Staff	500	34	534
Total	2,537	1,031	3,568
None of our employees are represented by a labor union or subject to any collective bargaining agreement. In addition to the employees above, as of December 31, 2025, the Company engaged the services of approximately 844 people, primarily in the healthcare professional area, some through a variety of subcontracted labor agencies and some as independent contractors.
Recruiting
We consider our employees to be our most valuable assets. Our employee experience begins with identifying and attracting people who embody our core values and share our vision to provide high-quality patient care. We are focused on building a company that our employees are proud to be a part of and fostering an environment in which our employees can grow, evolve and discover their existing and untapped potential. We believe our focused approach to recruiting and developing talent allows us to attract strong candidates to continue growing and scaling our business.
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
Employee Engagement
We routinely monitor employee satisfaction and work to maintain an environment where employees can contribute and thrive. DocGo has been recognized for its excellent workplace culture and employee satisfaction. One measure of this are the hundreds of positive reviews our employees have given DocGo on leading recruitment websites. As of the date of this Annual Report, DocGo’s employee rating is 4.3 out of 5.0 on Indeed and 4.4 out of 5.0 on Glassdoor - ratings that are significantly higher than many of our competitors in the healthcare industry. Additionally, DocGo was named by U.S. News & World Report as one of the Best Companies to Work For - Northeast for two consecutive years (2024-2025 and 2025-2026). DocGo has also earned a Great Place to WorkTM certification, which is based entirely on feedback from employees, three consecutive times, and intends to seek recertification in 2026.
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

•National Safety Council Training Center offering the Defensive Driving Course;

•Licensed Training Provider of the American Red Cross offering Neonatal Advanced Life Support, Emergency Medical Responder Course and other courses; and

•Educational Licensee for the Stop The Bleed program.

In addition, we are able to grant EMS continuing education units in New York, New Jersey, Pennsylvania, Colorado, Wisconsin, Tennessee, Delaware, and Texas and through partnerships with Flight Bridge ED via the Commission on Accreditation for Prehospital Continuing Education and the Kentucky Board of Nursing.
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
Competition in the mobile health industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth and efficacy of telehealth and mobile health services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value. Major competitors (in each case relative to only some of our products or services) include much larger, national or regional telehealth or in-home healthcare service providers such as DispatchHealth, Modivcare, Option Care Health, Teladoc, Amwell, Signify Health (acquired by CVS in March 2023), MedArrive, Biofourmis and One Medical (acquired by Amazon in February 2023). We also believe there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as payors may enter the space and/or develop innovative technologies or business activities that could disrupt the industry. Competition could also increase from large technology companies, such as Apple, Amazon, Facebook, Verizon or Microsoft, who may develop their own telehealth or mobile health solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, CVS and others. Despite the significant growth of telehealth services in recent years, we believe the market is still in its infancy and new competitors with similar and novel models will enter the market as it matures.
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
Regulation
Our operations are subject to comprehensive United States federal, state and local rules and regulations and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and regulations governing our business and interpretations of those laws and regulations continue to expand, are subject to frequent change and may become more restrictive. Our ability to operate profitably will depend in part upon our ability, and that of our healthcare provider partners, to maintain all necessary licenses and to operate in compliance with applicable laws and regulations. In certain jurisdictions, the scope of licensure, certification, or registration required for the provision of in-home, mobile, or community-based healthcare services may be subject to evolving or differing interpretations by regulators. We therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and regulations change, we may be required to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model, in particular with respect to our Mobile Health Services, has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could limit or otherwise adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.
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

The FCA provides for penalties that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 12, 2024, the U.S. Department of Justice (“DOJ”) issued a final rule adjusting FCA penalties for inflation. Under subsequent inflationary adjustments implemented effective July 3, 2025, for violations occurring after November 2, 2015, the per-claim penalty now ranges from approximately $14,308 to $28,619 per claim, and these ranges are subject to further annual inflation adjustments under applicable law.
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
If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions, including denial of payment for claims for services provided in violation of the statute, mandatory refunds of amounts collected for such services, imposition of civil money penalties of up to $31,670 (adjusted annually for inflation) for each violation and three times the dollar value of each such service as well as possible exclusion from participation in the federally funded healthcare programs, including Medicare and Medicaid. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $211,146 for each applicable arrangement or scheme.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, which could have a material adverse effect on our business, financial condition, reputation, results of operations (including revenues and profitability) and/or share price, with all of the other information included in this Annual Report. The Company may not be able to accurately predict, control or mitigate these risks. The disclosures in this section reflect DocGo’s beliefs and opinions as to factors that could materially and adversely affect DocGo in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. In addition, the risks and uncertainties described below are not exhaustive and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future.

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
Implementation of DocGo’s business strategy could also be negatively impacted by a number of factors beyond its control, including increased competition; government regulation; general macroeconomic conditions, including an inflationary environment; rising interest rates and recessionary fears; the geopolitical environment, including uncertainty with respect to U.S. relations with China and other countries; the war in Ukraine, conflict in the Middle East and surrounding areas and rising tensions in the Taiwan Strait; pandemics or endemics; and increased operating costs, including costs of labor or other expenses. In particular, DocGo’s future success is contingent on its ability to both penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, including DocGo’s ability to maintain its current operating licenses and obtain necessary licenses in new markets, establish and grow new customer relationships and attract and retain skilled personnel. Expanding service offerings such as DocGo’s mobile health solutions also carries unique risks, including lack of market acceptance or the potential inability to realize an appropriate return, if any, on the capital invested. Government regulations in both DocGo’s domestic and international markets could also delay or prevent expansion or the introduction of new service offerings or require changes to some of DocGo’s current service offerings, which could negatively impact the success of DocGo’s strategies and financial results. In addition, to the extent DocGo has misjudged the nature or extent of industry trends or its competition, it may have difficulty in identifying new provider partners, achieving any geographic expansion, introducing new service offerings or achieving DocGo’s other strategic objectives. As such, due to these and other known and unknown risks, DocGo cannot assure you that its business strategy will be successful, and any failure to effectively implement its business strategy and otherwise grow the business could have a material adverse effect on DocGo’s business, financial condition and results of operations.

DocGo incurs significant up-front costs in its client relationships and any inability to maintain and grow these client relationships over time or to recover these costs could adversely affect its business.
DocGo’s business strategy depends heavily on achieving economies of scale because its initial up-front investment is costly and the associated revenue is recognized on a ratable basis. DocGo devotes significant resources to establish relationships with its clients and implement its solutions. DocGo typically incurs higher variable costs for labor and medical and other supplies in the initial stages of a project, as the focus at that stage is on ensuring that the projects are staffed and stocked properly, even at the risk of temporarily overstaffing the project until revenue achieves the anticipated scale. These risks are heightened when the client is a large enterprise, such as large healthcare systems, payors, or government partners. See “—Risks Related to DocGo’s Business and Industry—DocGo’s reliance on government contracts could adversely affect its business” below. Accordingly, DocGo’s results of operations depend, in substantial part, on its ability to maintain and grow its relationships with customers over time, allowing DocGo to build economies of scale and recoup up-front costs. Additionally, as DocGo’s business grows, its client acquisition costs could outpace its build-up of recurring revenue, and DocGo may be unable to successfully manage its total operating costs to achieve profitability, or if achieved, to maintain profitability. If DocGo fails to achieve appropriate economies of scale or if it fails to manage or anticipate demand, its business, financial condition and results of operations could be materially adversely affected.
The growth of DocGo’s business depends, in part, on its ability to execute on its acquisition strategy.
A significant portion of DocGo’s historical growth has occurred through acquisitions, such as its acquisition of Government Medical Services, LLC, Ryan Brothers Ambulance Fort Atkinson, LLC, Exceptional Medical Transportation, LLC and Community Ambulance Service Ltd in 2022, Cardiac RMS, LLC in 2023, and Professional Technicians, LLC, SteadyMD, Inc. and Primary Care Ambulance Corporation in 2025, and DocGo may continue to grow through acquisitions in the future. DocGo’s growth strategy is primarily focused on geographic and services expansion, and acquisitions may help DocGo obtain the infrastructure, licenses or other resources necessary to enter new markets and provide new services in the future. DocGo evaluates, and expects to continue to evaluate, a variety of possible acquisition opportunities as they arise.
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
While the mobile health/telehealth market is in an early stage of development, it is also competitive and DocGo expects it to become increasingly competitive in the future, which could make it difficult for DocGo to succeed. Major competitors (in each case relative to only some of DocGo’s products or services) include much larger, national or regional telehealth or in-home healthcare service providers such as DispatchHealth, Modivcare, Option Care Health, Teladoc, Amwell, Signify Health (acquired by CVS in March 2023), MedArrive, Biofourmis and One Medical (acquired by Amazon in February 2023). DocGo also believes there are several smaller, private organizations providing in-home or on-site care utilizing different, higher cost healthcare providers. Non-traditional providers and others such as large health systems or payors, some of which may be DocGo customers or partners, may enter the space using consumer-grade video conferencing platforms such as Zoom and Twilio or develop innovative technologies or business activities that could be disruptive to the industry. Competition could also increase from large technology companies such as Apple, Amazon, Facebook, Verizon or Microsoft, who may develop their own telehealth or mobile health solutions or acquire existing industry participants, such as Amazon’s acquisition of One Medical in February 2023, as well as from large retailers like Walmart, CVS and others. Competition in the mobile health and telehealth industry is primarily based on scale; ease of use, convenience and accessibility; brand recognition; breadth, depth and efficacy of telehealth and mobile health services; technology; clinical quality; customer support; cost; reputation; and customer satisfaction and value.
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

A significant portion of DocGo’s revenue growth has historically resulted from increases in the business and related fees it collects under existing contracts and the addition of new contracts. DocGo’s contracts with healthcare providers and other customers generally have terms of one to three years (in some cases automatically renewing), and some of its contracts are terminable by either of the parties upon notice of as little as 30 days. If DocGo is unable to address a customer’s needs in a timely fashion, or a customer is not satisfied with the quality of work performed by DocGo, such customer may decide not to renew its contract or seek to terminate their relationship with DocGo. Even if DocGo has an existing contract with a healthcare provider, the contract does not create any exclusive relationship, and even if DocGo is given preferred status, the customer often still conducts business with one or more of DocGo’s competitors. For example, execution under DocGo’s medical transportation services contracts requires that an ambulance or other necessary fleet vehicle be available and within a certain proximity at the time of need and, if one is not available, the customer can and will seek alternative options. Furthermore, certain of DocGo’s contracts will expire during each fiscal period, and DocGo may be required to seek renewal of these contracts through a formal bidding process, or, in some cases, either DocGo or the customer may decline to seek renewal. For example, in the second quarter of 2023, the Company began providing services to the migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began winding down in May 2024. The wind-down of all services under such contract accelerated during the third quarter of 2024 and was completed in the fourth quarter of 2024. As a result, Mobile Health Services revenues were significantly lower for the year ended December 31, 2025 compared to the year ended December 31, 2024. Even if DocGo is successful in renewing a contract, the contract may contain terms that are not as favorable to DocGo as its current contracts. There can be no assurances that DocGo will successfully retain its existing contracts and any loss of contracts or reduction in services provided thereunder or under any renewal could have a material adverse effect on DocGo’s business, financial condition and results of operations.
DocGo’s reliance on government contracts could adversely affect its business.
In recent years, DocGo’s government contract work has represented a substantial portion of its overall revenue, representing approximately 48%, 72% and 73% of DocGo’s revenues for the years ended December 31, 2025, 2024 and 2023, respectively. While government contract work is no longer core to DocGo’s growth strategy, DocGo anticipates some level of revenue from such work going forward. Government contract work is subject to significant risks and uncertainties. For example, only eligible parties can bid on and service most government contracts, which requires DocGo to comply with various statutes, rules, regulations and other governmental policies, including those related to wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing. If DocGo fails to comply with any of these requirements, it may be suspended or barred from government work or subject to various administrative sanctions and civil and criminal penalties and fines. Government contract work subjects DocGo to government audits, investigations and proceedings, which could also lead to DocGo being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs DocGo believes are reimbursable or to the ultimate amount DocGo may be paid under the agreement. Responding to audits can be costly, time-consuming and a significant distraction to management as well.
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
Additionally, governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated with little or no notice. Given the currently uncertain general economic outlook, whereby a recession could lead to a reduction in a government’s tax revenues, as well as recent changes in the policies and priorities of the U.S. administration, and potential changes in the controlling political party in municipalities, who might be less favorably inclined toward government spending on healthcare and other social services, the long-term outlook for funding for certain government programs is uncertain. As a result, contracts with government agencies may only be partially funded or may be terminated, and DocGo may not realize all of the potential revenue from those contracts. Government contracts typically can be paused or canceled entirely at any time, in whole or in part, at the government’s convenience or the government can default with little or no prior notice. Under these circumstances, the contractor typically receives payment only for the lesser of the work completed or the amount authorized under the contract, but not the anticipated revenue and profit that could have been earned had the contract been completed. A temporary stoppage or delay or the complete cancellation of a project can create inefficiencies, such as leaving portions of DocGo’s fleet idle for a significant period of time, cause DocGo to lose some or all of its investment in the project or result in financial and other damages that DocGo may not be able to recover from the government. The timing of project awards, including expansions of existing projects, is also unpredictable and can involve complex and lengthy negotiations and competitive bidding processes.
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
Other risks associated with government contracting include more extended collection cycles, due in part to the sometimes prolonged contract registration, invoicing and payment processes, and heightened or unlimited indemnification obligations required in government contracts. Any failure to maintain and grow DocGo’s government contract revenues for one or more of these or any other reasons could adversely affect DocGo’s business, financial condition and results of operations.
A significant portion of DocGo’s recent revenue is derived from a small number of large customers.
A significant portion of DocGo’s revenues in 2025 was derived from one customer, which accounted for approximately 33% of total revenues. This customer was a public benefit corporation, operating and provisioning services on behalf of a variety of municipal agencies. DocGo’s services for this customer are provided under several different contracts, spanning a variety of projects. These contracts are not guaranteed and are terminable at will by the customer, in some cases in as little as 15 days’ notice. However, termination of any one of those particular contracts does not necessarily indicate a greater likelihood of termination of any of the customer’s other contracts, as these contracts are awarded on a per project basis, with each project running independently of the others. DocGo cannot assure you that its largest customer or other large customers will continue to do business with DocGo on terms or at rates currently in effect, if at all, or will not elect to do business with DocGo’s competitors or otherwise perform their own services themselves. For example, DocGo’s second largest customer in 2024 and 2023 was a municipal agency, and DocGo ceased providing services to such agency in the fourth quarter of 2024, resulting in significantly lower Mobile Health Services revenues in 2025 compared to 2024 or 2023. The loss of one of DocGo’s other top customers, if not offset by revenues from new or other existing customers, could adversely affect DocGo’s business, financial condition and results of operations.

Impairments of the carrying value of DocGo’s goodwill and other intangible assets have adversely affected its financial condition and results of operations and could again in the future.

DocGo’s goodwill and other intangible assets have represented a significant portion of its total assets. DocGo tests its goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the goodwill or other intangible assets will be impaired. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors indicating impairment of goodwill or other intangible assets may include, among others: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of DocGo’s financial performance; or (iv) a sustained decrease in DocGo’s market capitalization, as indicated by its publicly quoted share price, below its net carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in the impairment evaluation process.

During the year ended December 31, 2025, impairments of the carrying value of DocGo’s goodwill and other intangible assets have adversely affected its financial condition and results of operations. For example, during the third quarter of 2025, DocGo noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, and performed an interim impairment test of its goodwill as well as its customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. This resulted in a non-cash goodwill impairment charge of $8,718,398 and a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the year ended December 31, 2025.

In addition, during the fourth quarter of fiscal 2025, DocGo identified a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a test of its goodwill and intangible assets within the Mobile Health Services, Transportation Services, and Corporate operating segments. The asset groups other than goodwill identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. This resulted in a non-cash goodwill impairment charge of $49,509,698 and a total intangible asset impairment charge of $22,627,902 for the year ended December 31, 2025.

To the extent DocGo regains goodwill or other intangible assets, we cannot guarantee that in future periods we will not be required to recognize additional impairment charges, which could adversely affect our financial condition and results of operation. For further information on our evaluation of impairment of our goodwill, please read the discussion in Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
Negative media coverage and publicity could damage DocGo's reputation and harm its ability to bid for and win government and other contracts.

DocGo’s reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, the Company, its products or services, its management team and board of directors, its government contracts and its financial performance, regardless of whether such claims are accurate. For example, DocGo has been the subject of media coverage and other publicity regarding certain of its contracts with New York City. Any such negative publicity could have an adverse effect on DocGo’s relationships with its customers, and accordingly, harm its ability to bid for and win government and other contracts. As a result, DocGo’s business, financial condition and results of operations may be adversely affected.
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
DocGo’s participation in partnerships driven by value-based reimbursement models may have a material adverse effect on its business, financial condition and results of operations.

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

Much of DocGo’s revenue, employee and operations growth has occurred during recent years, which has been partially driven by significant COVID-related impacts and migrant-related projects. However, as the COVID-19 pandemic has reached endemic levels and the public health emergency declaration has ended, demand for COVID-related products has subsided, DocGo’s COVID testing-related revenues have declined, and in 2023 such revenues represented an insignificant proportion of the Company’s overall revenues. In the second quarter of 2023, DocGo also began providing services to the recently arrived migrant population in New York City and upstate New York. These projects expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of the contract was extended through December 2024, other services began winding down in May 2024. The wind down of all services under such contract accelerated during the third quarter of 2024 and was completed in the fourth quarter of 2024, resulting in significantly lower Mobile Health Services revenues in the fourth quarter of 2024 compared to any of the first three quarters of 2024. While DocGo continued to provide migrant-related services under other contracts during 2025, the wind-down of such services was completed in the fourth quarter of 2025, and DocGo expects that the revenues from any migrant-related projects will be relatively insignificant in 2026. DocGo’s future growth will be driven by its ability to execute and generate revenue from other initiatives. DocGo’s ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to predict revenue and expense levels and plan for and model future growth.
DocGo has a history of losses, faces the possibility of further operating losses in the future and may not achieve or sustain profitability or have sufficient liquidity to continue operating as planned.
Prior to the Business Combination, Ambulnz recorded a net loss each fiscal year from its inception in 2015 to 2021, including a net loss of $14.8 million for the fiscal year ended December 31, 2020. DocGo also recorded a net loss of approximately $196.4 million for the year ended December 31, 2025, and, as of December 31, 2025, had an accumulated deficit of approximately $183.8 million. While DocGo has historically been able to generate revenues and believes its business strategy provides for predictable revenue streams in future periods, its revenues may not increase in future periods, and it may continue to incur net losses. Even if DocGo generates net income in a given year, there remains the likelihood that it could incur net losses in any given quarter, given the fluctuating nature of revenues and expenses, particularly given the significant costs that are incurred during the beginning stages of new projects, coupled with marketing and personnel costs incurred for developing potential new business lines. It is difficult for DocGo to predict its future results of operations, and it expects its operating expenses to increase significantly over the next several years as it continues to expand its operations and infrastructure, acquire additional vehicles, hire additional personnel, make and integrate future acquisitions and invest in technology and research and development. If DocGo fails to increase its revenue to offset the increases in its operating expenses or fails to control operating expenses such as costs for labor, medical and other supplies, fuel, and insurance, DocGo may not achieve or sustain profitability in the future or have sufficient liquidity to continue operating as planned.
If DocGo is unable to effectively manage its growth, its financial performance and future prospects will be adversely affected.
Since DocGo’s inception, it has experienced rapid growth in the United States and internationally in the United Kingdom, and it expects to continue to grow in the future. For example, prior to the Business Combination, the revenues of Ambulnz were approximately $30.9 million for the year ended December 31, 2017, and the revenues of DocGo were approximately $322.2 million for the year ended December 31, 2025. In addition, DocGo’s employee base has grown to nearly 3,600 employees (exclusive of independent contractors and agency employees) as of December 31, 2025. This growth has placed, and may continue to place, significant strain on DocGo’s management, its operational and financial infrastructure and its controls and procedures, which may not be adequate to support this growth or sustain further expansion in the future.
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
Additionally, if DocGo’s data centers or AWS are unable to meet DocGo’s growing needs for capacity, this could have an adverse effect on DocGo’s business. For example, a rapid expansion of DocGo’s business could affect the service levels at DocGo’s data centers or cause such data centers and systems to fail. Any changes in third-party service levels at DocGo’s data centers or AWS or any disruptions or other performance problems with DocGo’s solution could adversely affect DocGo’s reputation and may damage DocGo’s clients’ and consumers’ stored files or result in lengthy interruptions in DocGo’s services. Interruptions in DocGo’s services may reduce DocGo’s revenue, cause it to issue refunds to clients for prepaid and unused subscriptions, as well as result in penalties related to service level credits and uptime, subject DocGo to potential liability or adversely affect client renewal rates.
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
DocGo continued to invest in and implement upgraded information systems and processes in 2025. While DocGo expects these investments to provide incremental advantages, DocGo cannot assure you that all enhancements will be completed in a timely manner and DocGo’s budget or that such enhancements will be sufficient to meet the expectations of DocGo’s current and prospective customers.
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
Because of the sensitivity of PHI, other PII and other sensitive information that DocGo and its service providers collect, store, transmit, and otherwise process, the security of DocGo’s technology platform and other aspects of its services, including those provided or facilitated by DocGo’s third-party service providers, are important to DocGo’s operations and business strategy. DocGo takes certain administrative, physical and technological safeguards to address these risks, such as requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such information. DocGo attained ISO 27001 certification for its subsidiary Dara Technologies, LLC (“Dara”) in November 2021 and the entire Company’s systems were certified as Service Organization Controls (“SOC”) 2 Type I compliant in October 2024 followed by SOC 2 Type II in December 2025. Measures taken to protect DocGo’s systems, those of its contractors or third-party service providers, or the PHI, other PII, or other sensitive information DocGo or its contractors or third-party service providers process or maintain, may not adequately protect DocGo from the risks associated with the collection, storage, processing and transmission of such sensitive information. Additionally, updates or upgrades to systems, including those currently underway following an annual NIST CSF 2.0 risk assessment, are time-consuming and costly, may not be effective in preventing data breaches or operate as designed and could create new inefficiencies or vulnerabilities. DocGo may also be required to expend significant capital and other resources to address problems caused by security breaches or other cybersecurity incidents. Despite DocGo’s implementation of security measures, cyberattacks are becoming more sophisticated and frequent. As a result, DocGo or its third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures. If DocGo is unable to earn and/or maintain necessary certifications, including ISO 27001 certification for Dara and SOC 2 Type II compliance for the entire Company, it could result in reputational harm and customer churn and adversely affect DocGo’s ability to provide its services. As a result, DocGo’s revenue may decline and its business, financial condition and results of operations may be adversely affected.

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

DocGo currently uses certain third-party AI enhancements in its platform, and has also incorporated additional AI systems in its operations and is in the process of adding additional AI-driven workflows. DocGo’s R&D efforts include, among other things, the development of innovative software and services as well as the adoption and responsible integration of AI and machine learning (“ML”) capabilities across its products and internal operations, including the development, training, validation, deployment, and ongoing monitoring of ML models and related systems. DocGo also intends to develop integrations with third-party products and services, mobile applications, automation tools to improve workforce productivity and operational efficiency, and other new offerings.

These initiatives may require significant capital and operating expenditures, specialized technical expertise, access to high-quality data, robust computing infrastructure, and effective governance and controls. DocGo’s ability to realize anticipated benefits from AI adoption, ML training, and workforce automation depends on, among other things, its ability to execute effectively; maintain model performance and reliability over time; manage the risks associated with bias, errors, data quality, and security; comply with evolving legal and regulatory requirements; and achieve adoption by employees, customers, and partners. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss or erroneous decision-making, impacting DocGo’s operations, financial condition and reputation. In addition, the legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance or legal challenges may impose operational costs and may limit DocGo’s ability to develop, deploy or use AI technologies. Furthermore, the deployment of AI systems could expose DocGo to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. DocGo also faces competitive risks if it fails to adopt AI or other ML technologies in a timely manner.

If DocGo fails to innovate, deploy, and scale its AI capabilities, or if its investments do not produce the expected returns, its market position, operating results, and revenue may be adversely affected.
Risks Related to DocGo’s Operations

DocGo’s current liquidity could raise substantial doubt about its ability to continue as a going concern, which may materially and adversely affect its business, financial condition, results of operations and prospects.

Pursuant to ASC 205, Presentation of Financial Statements, DocGo is required to and does evaluate at each annual and interim financial statement period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the definitions in the relevant accounting standards, the report from DocGo’s independent registered public accounting firm for the year ended December 31, 2025 includes an explanatory paragraph stating that DocGo’s current operating results, losses from operations in 2025, and certain other conditions could raise substantial doubt about DocGo’s ability to continue as a going concern. However, DocGo’s management has concluded that such substantial doubt was alleviated as a result of its plan to enhance DocGo’s liquidity position. While management believes that its plan to address and alleviate substantial doubt about DocGo’s ability to continue as a going concern is probable of being achieved, and the Consolidated Financial Statements have accordingly been prepared assuming that DocGo will continue as a going concern, there can be no assurance that the plan will produce the anticipated results or provide any benefit at all. See Note 2, “Summary of Significant Accounting Policies—Liquidity and Going Concern” to the Consolidated Financial Statements and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If DocGo is unable to fund its liquidity needs, DocGo will not be able to continue to operate its business pursuant to its current business plan, which would require DocGo to further modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of its ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, or selling or shutting down certain business lines or assets, or DocGo may be forced to discontinue its operations entirely and/or liquidate assets, in which case it is likely that equity investors would lose most or all of their investment. Any future substantial doubt about DocGo’s ability to continue as a going concern may also affect the price of the Common Stock and DocGo’s credit rating, negatively impact relationships with third parties with whom DocGo does business, including customers, vendors, lenders and employees, prevent DocGo from identifying, hiring or retaining the key personnel that may be necessary to operate and grow its business and limit DocGo’s ability to raise additional capital. Any of the foregoing factors could have a material adverse effect on DocGo’s business, financial condition, results of operations and prospects.

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
Labor expenses (which includes both directly employed personnel as well as subcontracted labor) are DocGo’s largest cost, representing approximately 77%, 68% and 73% of its 2025, 2024 and 2023 revenues, respectively. DocGo competes with other healthcare providers in a highly competitive labor market to attract healthcare professionals, including EMTs, paramedics and nurses, to support its operations. In some markets in which DocGo operates, the lack of availability of clinical personnel has become a significant operating issue that all healthcare providers face. This labor shortage has required, and could continue in the future to require, DocGo to increase wages and benefits to recruit and retain qualified personnel or to identify and contract with more expensive temporary personnel. DocGo also depends on the available labor pool of technology-skilled workers in certain of the markets in which it operates.
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
DocGo’s capital expenditure requirements primarily relate to maintaining, growing and upgrading its vehicle fleet and medical equipment to serve its customers and remain competitive. The aging of DocGo’s ambulance fleet requires DocGo to make regular capital expenditures, including to lease newer replacement ambulances to maintain its current level of service. DocGo’s net capital expenditures totaled $4.3 million, $3.3 million and $6.6 million in the years ended December 31, 2025, 2024 and 2023, respectively, representing acquisitions of property and equipment, less the proceeds from disposals of property and equipment. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require DocGo to invest significant capital in additional equipment or capacity in order to remain competitive. DocGo may also commit significant capital to acquiring new infrastructure to expand into new geographies. If DocGo is unable to fund any such investment, due to macroeconomic factors such as rising inflation, lack of access to the capital markets, rising interest rates or otherwise, or otherwise fails to invest in new ambulances, medical equipment or other infrastructure, its business, financial condition or results of operations could be materially and adversely affected.
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
DocGo currently provides healthcare transportation services, onsite medical services and event medical services in the United Kingdom and may further expand its operations and services internationally. In addition to the risks discussed elsewhere herein that are common to DocGo’s operations more generally, DocGo faces additional risks specific to its U.K. operations, including but not limited to:
•geopolitical, social, macroeconomic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, such as the war in Ukraine, conflict in the Middle East and rising tensions in the Taiwan Strait; uncertainty in U.S. relations with other countries; pandemics and endemics; and the inflationary environment, the interest rate environment, and recessionary fears;
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
Foreign operations bring increased complexity, and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the long-term impact of the United Kingdom’s exit from the European Union (Brexit), any of which could be material. International operations also carry financial risks such as those related to fluctuations in foreign currency exchange rates and disparate tax laws. These and other risks related to DocGo’s existing or future foreign operations, or the associated costs or liabilities, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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

We are subject to regulations, reporting requirements, standards or expectations regarding the environmental impact of our business, which have the potential to disrupt our business or otherwise adversely impact our business, financial conditions or results of operations.

We are subject to regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. International, federal, state, and local laws, regulations, and enforcement priorities related to the environment and climate change continue to be evolve and remain inconsistent. While certain of these requirements have been challenged in litigation or reversed, or may be reversed in the future, if enforced we anticipate we will be required to incur additional costs related to compliance and impose increased oversight obligations on our management and Board and we could be exposed to additional legal, financial, or reputational risks and unpredictable reporting obligations or business requirements. There is also a rapidly evolving focus from stakeholders with respect to environmental and social practices. Global and domestic policy developments or the failure to adequately meet evolving market expectations or satisfy all stakeholders in light of their varied and sometimes conflicting views regarding environmental and social matters have the potential to disrupt our business and the business of our customers and/or suppliers, or otherwise adversely impact our reputation, business, financial condition or results of operations.
Rising inflation may negatively impact DocGo’s business and financial results.

The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended down since the middle of 2023. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined to 2.7% for the full year 2025, down from 2.9% for the full year 2024, from 3.4% in 2023 and 6.5% in 2022. In February 2026, the annual inflation rate declined to 2.4%, the lowest since February 2021. An increased inflation rate, such as that witnessed between 2021 and the first half of 2023, could have an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This would have the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in September, October and December of 2025, lowering its benchmark rate (the “federal funds rate”) to the current level of 3.50-3.75% as of the date of this Annual Report. Looking into 2026, DocGo anticipates that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024-2025 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan and as a result, DocGo’s business, operating results and cash flows may be adversely affected.
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
Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, which may or may not be covered by DocGo’s existing insurance or may require DocGo to modify its services or stop serving certain customers or geographies, all of which could negatively impact its existing business and ability to grow. DocGo may also become subject to periodic audits, which would likely increase its regulatory compliance costs and may require it to change its business practices or the scope of its operations. Managing legal proceedings, litigation and audits, even if DocGo achieves favorable outcomes, is expensive, time-consuming and diverts management’s attention from DocGo’s day-to-day business. The outcome of these matters or future claims and disputes are difficult to predict and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that DocGo’s expectations will prove correct, and even if these matters are resolved in its favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could have a material effect on DocGo’s results of operations in the period when it identifies the matter, and could have a material adverse effect on DocGo’s business, financial condition and results of operations.
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
As of December 31, 2025, 2024 and 2023, DocGo had aggregate federal net operating loss carryforwards of approximately $47.1 million, $0 and $0 million, respectively. As of December 31, 2025, 2024 and 2023, the Company had state net operating loss carryforwards of approximately $134.4 million, $36.9 million and $36.4 million, respectively. As of December 31, 2025, 2024 and 2023, DocGo had approximately $29.6 million, $24.3 million and $10.7 million, respectively, of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017 (including by Ambulnz prior to the Business Combination) of approximately $47.1 million carry forward indefinitely. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2040. DocGo’s unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. DocGo may be unable to use these losses to offset income before such unused losses expire. However, U.S. federal net operating losses generated in 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset 80% of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act of 2017. In addition, if DocGo undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period), DocGo’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. Although the Business Combination did not constitute such an ownership change, DocGo may experience ownership changes in the future as a result of changes in its stock ownership, some of which may not be within DocGo’s control, which could materially reduce or eliminate DocGo’s ability to use these losses or tax attributes to offset future taxable income or tax and have an adverse effect on its business, financial condition and results of operations.
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

DocGo continues to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the foreign jurisdictions in which it operates. For example, in July 2025, the One Big Beautiful Bill Act was enacted, which, among other things, restores and makes permanent 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025; permanently reinstates full, immediate expensing of domestic research & experimentation (R&E) expenditures; and repeals or phases out several clean energy-related tax credits. If other proposals, such as an increase of the income tax rate on domestic and/or foreign income, are enacted into legislation, they could materially impact DocGo’s tax provision, cash tax liability and effective tax rate.
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
HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in these cases. While HIPAA does not create a private right of action allowing individuals to sue DocGo in civil court for violations of HIPAA, its standards have been used as the basis to establish a duty of care in state civil suits, which can result in findings of negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of covered entities and business associates for compliance with the HIPAA privacy and security requirements. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the fine paid by the violator under the CMPL.
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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA. These laws and regulations are often uncertain, contradictory and subject to change or differing interpretations, and DocGo expects new laws, rules and regulations regarding privacy, data protection and information security to be proposed and enacted in the future. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”), a ballot measure approved by California voters in November 2020 that went into effect January 1, 2023, has had a profound impact on the privacy and data security landscape. As the first comprehensive consumer privacy legislation in the U.S., the CCPA created new consumer rights where applicable (some information may be exempt from most of CCPA’s/CPRA’s requirements if subject to HIPAA, for example), which were further expanded by the CPRA. A number of other states have followed suit, with some of those laws already in effect and others coming into effect in 2026, creating a patchwork of overlapping but different state laws and thus complicating compliance efforts.
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
There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. In addition, the scope of protection afforded to data subjects by many of these data protection and privacy laws has been increasing. There are also ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and whether the risk of re-identification is sufficiently small to adequately protect patient privacy. These trends may lead to further restrictions on the use of this and similar categories of information. These initiatives or future initiatives could compromise DocGo’s ability to access and use data or to develop or market current or future services.
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

In addition, DocGo’s SMS and other outbound communications activities are subject to the federal Telephone Consumer Protection Act (“TCPA”) and similar state laws, which impose significant restrictions on the use of automated dialing systems, prerecorded or artificial voice messages and text messaging, and require specific forms of prior express consent and opt-out mechanisms. The interpretation and enforcement of the TCPA and related state laws are evolving, including through private class action litigation.
Any failure to comply with HIPAA, the TCPA or similar laws and regulations, including with respect to consent, disclosures, message content, frequency or use of automated technologies, could expose DocGo to substantial statutory damages, regulatory enforcement actions, and other legal liability, which could have a material adverse impact on DocGo’s business, financial condition and results of operations.
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
As one example, the telehealth industry is still relatively young and developing, and DocGo’s ability to provide its telehealth solutions is directly dependent upon the development and interpretation of the laws governing remote healthcare, the practice of medicine and healthcare delivery in the applicable jurisdictions and more broadly. A few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. State medical boards have also established new rules or interpreted existing rules in their respective states in a manner that has limited the way telehealth services can be provided. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services and many of these relaxed policies were either made permanent or extended for limited periods, including into early 2026 (the “Extension”), it is uncertain how long some of the relaxed policies will remain in effect. There can be no guarantee that upon expiration of the Extension such restrictions will not be reinstated or changed in a way that adversely affects DocGo’s current or future telehealth offerings.
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
DocGo generates a significant amount of revenues from Medicare, either directly or through MA plans, particularly in its healthcare transportation segment. Medicare revenues represent approximately 18.6%, 8.9% and 7.7% of DocGo’s revenues for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services DocGo provides. As a result, DocGo’s results of operations are, in part, dependent on government funding levels for Medicare programs and any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding or elimination of coverage for certain benefits or for certain individuals, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses DocGo for its services. Budget pressures often cause the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures could result in substantial reductions in DocGo’s revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. Although temporarily paused/reduced from May 1, 2020 through June 30, 2022 due to The Cares Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, the 2% reduction was reimposed as of July 1, 2022 and remains in effect as of the date of this filing.
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
Certain of DocGo’s customers who are individuals are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. As a result, a small portion of DocGo’s revenue comes from Medicaid, accounting for approximately 2.8%, 1.6% and 1.4% of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

As of December 31, 2025, DocGo had no borrowings outstanding under the amended and restated credit agreement, dated as of August 7, 2025, among DocGo, Citibank, N.A., as administrative agent (the “Agent”), and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the initial aggregate principal amount of $55 million (the “Revolving Facility”), and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20 million, though no lender is obligated to provide any such additional commitment. Any borrowings under the Revolving Facility are expected to be used for general corporate purposes, including the funding of working capital needs. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at DocGo’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. DocGo is also required to pay a commitment fee to the lenders under the Revolving Facility in respect of any unutilized commitments thereunder. DocGo’s borrowings under the Credit Agreement or similar future arrangements could require that DocGo dedicate a portion of its cash flows to debt service payments. As a result, any such indebtedness could reduce the funds that would otherwise be available for operations and future business opportunities, and payments of such debt obligations could limit DocGo’s ability to:
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
•merge or consolidate; and
•transfer or sell assets.
Additionally, the Credit Agreement is subject to a certain minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability thereunder. As of December 31, 2025, DocGo was not in compliance with such covenant. While DocGo is currently in active discussions with the lenders as of the date of this filing to reach a resolution regarding the covenant non-compliance and preserve its ability to draw from the Revolving Facility, there can be no assurance that DocGo will be successful in reaching a resolution or that the Revolving Facility will remain available. DocGo’s ability to comply with the covenants and restrictions contained in the Credit Agreement in the future may be affected by events beyond its control. If market or other macroeconomic conditions deteriorate, its ability to comply with these covenants and restrictions may be impaired.
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
Each financial institution that is a lender under the Revolving Facility is responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the Revolving Facility fails to satisfy its or their respective obligations to extend credit under the facility and DocGo is unable to find a replacement for such participant or participants on a timely basis (if at all), DocGo’s liquidity may be adversely affected. In addition, the terms of the Credit Agreement require DocGo to comply with certain financial covenants even if no amounts are outstanding under the Revolving Facility. As of December 31, 2025, DocGo was not in compliance with the minimum liquidity financial covenant. While DocGo is currently in active discussions with the lenders as of the date of this filing to reach a resolution regarding the covenant non-compliance and preserve its ability to draw from the Revolving Facility, there can be no assurance that DocGo will be successful in reaching a resolution or that the Revolving Facility will remain available. If DocGo is unable to comply with the covenants, and in certain other circumstances, the lenders under the Revolving Facility may terminate or reduce the Revolving Facility, which could adversely impact DocGo’s liquidity and results of operations.
DocGo might incur future debt, which could further increase the risks to its financial condition described above.

DocGo may incur significant indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains certain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also would not prevent DocGo from incurring obligations that do not constitute indebtedness. Additionally, as of December 31, 2025, DocGo had no borrowings outstanding under the Revolving Facility, and the unused portion of the Revolving Facility was $55 million. The terms of the Credit Agreement also provide that DocGo may be able to increase the commitments under the Revolving Facility by an additional aggregate principal amount of up to $20 million. As noted above, as of December 31, 2025, DocGo was not in compliance with the minimum liquidity financial covenant under the Credit Agreement. However, DocGo is currently in active discussions with the lenders as of the date of this filing to reach a resolution regarding the covenant non-compliance and preserve its ability to draw from the Revolving Facility. Although there can be no assurance that DocGo will be successful in reaching a resolution, if the Revolving Facility remains available, in the future DocGo may incur indebtedness thereunder. DocGo’s future debt levels could further exacerbate the related risks to DocGo’s financial condition that it now faces.
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
On January 26, 2026, DocGo received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying DocGo that, based upon the closing bid price of the Common Stock from December 9, 2025 to January 23, 2026, DocGo is not currently in compliance with Nasdaq Listing Rule 5550(a)(2), which requires DocGo to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market (the “Minimum Bid Requirement”).

The Notice had no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and therefore, DocGo’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), DocGo has a period of 180 calendar days from the date of the Notice—or until July 27, 2026—to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 27, 2026.

If DocGo is not in compliance with the Minimum Bid Requirement by July 27, 2026, DocGo may be eligible for a second 180 calendar day compliance period. To qualify, DocGo will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and DocGo would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include effecting a reverse stock split, if necessary. If DocGo meets these requirements, Nasdaq will inform DocGo that it has been granted an additional 180 calendar days. However, if it appears to the Staff that DocGo will not be able to cure the deficiency, or if DocGo is otherwise not eligible, Nasdaq will provide notice that DocGo’s securities are subject to delisting. DocGo would then be entitled to appeal that determination to a Nasdaq hearings panel.

DocGo intends to actively monitor the closing bid price of the Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement, including initiating a reverse stock split. However, there can be no assurance that DocGo will regain compliance with the Minimum Bid Requirement during the 180 day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements,
If Nasdaq delists DocGo’s securities from trading on its exchange and DocGo is not able to list its securities on another national securities exchange, DocGo expects its securities could be quoted on an over-the-counter market. If this were to occur, it could face significant material adverse consequences, including:
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
In addition, the shares of Common Stock reserved for future issuance under DocGo’s equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares of Common Stock reserved for future issuance under its equity incentive plans represents approximately 17.1% of outstanding Common Stock as of December 31, 2025. The compensation committee of the Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. DocGo has filed Registration Statements on Form S-8 under the Securities Act to register shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock issued pursuant to DocGo’s equity incentive plan and may file additional registration statements on Form S-8 in the future. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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

DocGo has adopted a share repurchase program to repurchase shares of its Common Stock. Although the Board has authorized the share repurchase program, the timing, manner, price and amount of any Common Stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. DocGo’s share repurchase program does not obligate it to acquire any Common Stock, and DocGo may discontinue the program at any time. If DocGo fails to meet any expectations related to share repurchases, it could have a material adverse impact on investor confidence and the market price of the Common Stock could decline. Additionally, price volatility of the Common Stock over a given period may cause the average price at which DocGo repurchases Common Stock to exceed the stock’s market price at a given point in time.
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
Stock markets, including Nasdaq, have from time-to-time experienced significant price and volume fluctuations. The market price of the Common Stock has been and may continue to be volatile and has declined and could continue to decline significantly, whether due to matters specific to DocGo or to general market conditions. In addition, the trading volume in Common Stock may fluctuate and cause significant price variations to occur. If the market price of the Common Stock declines significantly, you may be unable to resell your shares of Common Stock at or above the market price of Common Stock. DocGo cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
•changes in accounting principles, policies and guidelines; and
•general macroeconomic and geopolitical conditions, such as the effects of health crises; recessionary fears, rising interest rates and inflationary environment; local and national elections; fuel prices; international currency fluctuations; U.S. relations with other countries; corruption or political instability, including the conflicts in Ukraine and the Middle East and rising tensions in the Taiwan Strait; and acts of war or terrorism.
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

Governance

Our CISO, who reports to our Chief Financial Officer, is responsible for assessing and managing cybersecurity risks. Our CISO has over 20 years of experience in cybersecurity, risk management and information security governance and holds Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) certifications. Our CISO receives reports on cybersecurity threats from our dedicated information technology team on an ongoing basis and, in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO also works closely with our legal and compliance departments to oversee compliance with legal, regulatory and contractual security requirements.

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

Item 2. Properties.
Facilities

Our principal executive offices are located in New York City, where we occupy approximately 28,565 square feet under a lease that expires in 2029. We use this facility for administration, sales and marketing and general corporate activities for our Corporate segment. We occupied our former principal executive offices, also located in New York City, until January 2025. Such facility consists of 27,000 square feet and is being subleased to third parties until July 2026. In addition to our headquarters, to support our local operations, as of December 31, 2025, we owned or leased 54 office locations elsewhere in the United States (eleven in New York; nine in Wisconsin; seven in each of California and Pennsylvania; five in each of Delaware and New Jersey; three in each of Tennessee and Texas; two in New Mexico; and one in each of Missouri and Rhode Island). These local facilities are used principally for ambulance basing, garaging and maintenance, as well as for administrative activities and general oversight for our Mobile Health Services and Transportation Services segments. Outside of the United States, we currently lease 14 facilities in England. These facilities are used for administrative functions and ambulance basing for our Mobile Health Services and Transportation Services segments. Our leases for our U.S. facilities expire at various dates through 2030, and our leases for our U.K. facilities expire at various dates through 2034. We believe our existing facilities are adequate to meet our current requirements, and we anticipate that suitable space will be readily available if needed. We intend to procure additional, similar facilities as we expand geographically.
Vehicle Fleet
As of December 31, 2025, we operated 582 vehicles in the United States, including 375 ambulances, 35 ambulettes and 172 basic transportation or support vehicles. Approximately 50% of our fleet is leased and 50% is owned. We replace ambulances based upon age and usage, generally every five to eight years. The average age of our existing active ambulance fleet is approximately four years. We generally prefer to lease vehicles, but we have purchased vehicles in the past when deemed appropriate. Most of our owned vehicles were acquired in connection with business acquisitions.
As of December 31, 2025, we operated another 288 vehicles in the United Kingdom, including 41 first response ambulances, 6 bariatric ambulances, 12 primary care paramedic cars, 11 rapid response vehicles, 12 mental health transport vehicles, 22 high dependency units, 174 patient transport vehicles and 10 support vehicles. Approximately 92% of our U.K. fleet is owned and approximately 8% is leased.
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
Item 3. Legal Proceedings.
We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are set forth in Note 19 to the Consolidated Financial Statements and are incorporated herein by reference.
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
Holders of Record
As of March 12, 2026, there were 53 holders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following performance graph shows the cumulative total return on our Common Stock as compared to the Russell 2000 Index, S&P 500 Index, S&P 500 Health Care Sector Index and Nasdaq Health Care Index from November 8, 2021 (the day our Common Stock began trading as DocGo Inc. following the Business Combination) through December 31, 2025 (the last trading day at year end). The graph assumes an investment of $100 on November 8, 2021 and reinvestment of dividends, as applicable. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our Common Stock.

Repurchases of Equity Securities

We did not repurchase any shares during the quarter ended December 31, 2025.
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
Factors Affecting Our Results of Operations

Our operating results and financial performance are influenced by a variety of factors, including, among others, our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; conditions in the healthcare transportation and mobile health services markets; changes in government spending on healthcare and other social services, including as a result of changes in U.S. administrative priorities; availability of healthcare professionals and other personnel and our ability to attract and retain such personnel; changes in the cost of labor; our competitive environment; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the prospect of a shutdown of the U.S. federal government; production schedules of our suppliers; our ability to obtain or maintain operating licenses; and the success of our acquisition strategy. Some of these key factors are briefly discussed below. Future revenue growth and improvement in operating results will be largely contingent on our ability to penetrate new markets and further penetrate existing markets, which is subject to a number of uncertainties, many of which are beyond our control.
Healthcare Services Market
The Mobile Health Services market is dependent on several factors, including increased patient acceptance of services that are provided outside of traditional healthcare facilities, such as in homes, businesses or other designated locations; healthcare coverage of the various Mobile Health Services; and, to a lesser extent, continued desire on the part of government and municipal entities to fund programs to assist currently underserved patient segments via “population health” programs.
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
Overall Economic Conditions in the Markets in Which We Operate
Economic changes, both nationally and locally, in our markets impact our financial performance. Unfavorable changes in demographics, healthcare coverage of Mobile Health Services and Transportation Services, interest rates, inflation rates, the availability of trained and licensed healthcare professionals, or ambulance manufacturing; a weakening of the national economy or of any regional or local economy in which we operate; and other factors beyond our control could adversely affect our business.
Our Ability to Control Expenses
We pay close attention to the management of our working capital and operating expenses. Some of our most significant operating expenses are labor costs, medical supplies and vehicle-related costs, such as fuel, maintenance, repair and insurance. Insurance costs include premiums paid for coverage as well as reserves for estimated losses within the Company’s insurance policy deductibles and for the lines of insurance where the Company is self-insured, such as auto and workers’ compensation. We employ our proprietary technology to help drive improvements in productivity per transport and per shift. We regularly analyze our workforce productivity to help achieve the optimum, cost-efficient labor mix for our locations. This involves managing the mix of Company-employed labor and subcontracted labor as well as full-time and part-time employees.
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended down since the middle of 2023. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined to 2.7% for the full year 2025, down from 2.9% in 2024, 3.4% in 2023 and 6.5% in 2022. In February 2026, the annual inflation rate declined to 2.4%, the lowest since February 2021. An increased inflation rate, such as that witnessed between 2021 and the first half of 2023, could have an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This would have the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in September, October and December of 2025, lowering its benchmark rate (the “federal funds rate”) to the current level of 3.5-3.8% as of the date of this Annual Report. Looking into 2026, DocGo anticipates that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024-2025 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan and as a result, DocGo’s business, operating results and cash flows may be adversely affected.
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
During the year ended December 31, 2025, the Company completed three acquisitions, for an aggregate purchase price of $21.1 million. During the year ended December 31, 2024, the Company did not complete any acquisitions. During the year ended December 31, 2023, the Company completed three acquisitions for an aggregate purchase price of $34.2 million.
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
For the year ended December 31, 2025 the Company recorded a net loss of $196.4 million, compared to net income of $13.4 million and $10.0 million in the years ended December 31, 2024 and 2023, respectively. See “Results of Operations” for the Company’s evaluation of these results.
Investing in R&D and AI
Our R&D efforts include, among other things, the development of innovative software and services as well as the adoption and responsible integration of AI and ML capabilities across our products and internal operations, including the development, training, validation, deployment, and ongoing monitoring of ML models and related systems. We also intend to develop integrations with third-party products and services, mobile applications, automation tools to improve workforce productivity and operational efficiency, and other new offerings.

These initiatives may require significant capital and operating expenditures, specialized technical expertise, access to high-quality data, robust computing infrastructure, and effective governance and controls. Our ability to realize anticipated benefits from AI adoption, ML training, and workforce automation depends on, among other things, our ability to execute effectively, maintain model performance and reliability over time, manage the risks associated with bias, errors, data quality, and security, comply with evolving legal and regulatory requirements, and achieve adoption by employees, customers, and partners. If we fail to innovate, deploy, and scale these capabilities, or if our investments do not produce the expected returns, our market position, operating results, and revenue may be adversely affected.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company expects government contract work to decline, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the

Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the Company continued to provide services under other contracts during 2025, the wind-down of the remaining migrant-related services under other contracts was completed in December, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues.

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

Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenue and cost of revenues are contained within the Mobile Health Services and Transportation Services segments. Accordingly, revenues and cost of revenues are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on its results of operations. Accordingly, other income and expenses not included in results of operations are only included in the discussion of consolidated results of operations. When evaluating results of operations, the Company will typically not take into account certain non-cash elements of results of operations, such as impairments of intangible assets and goodwill. In the Company’s view, these items, while part of results of operations, are not a reflection of the underlying performance of the business during the period being evaluated.
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
Operating Expenses
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, bad debt expense, impairment expenses, insurance expense, consultant fees and professional fees for accounting and related services. We incur additional general and administrative expenses as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities and other administrative and professional services. In dollar terms, our general and administrative expenses have declined in recent quarters, along with the decline in our overall revenues, due to the wind-down of the Company’s migrant-related projects. However, these costs have increased when measured as a percentage of total revenue, as the decline in general and administrative costs has been smaller than has been the decline in total revenue. Looking to 2026, we expect this trend to continue, with general and administrative costs declining sequentially in absolute dollar terms, while also declining as a percentage of revenues, as we see some sequential increases in revenues. Over the longer term, we expect that general and administrative expenses will increase along with headcount as the Company’s overall business activity increases, including higher sales and marketing fees.

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
Technology and Development Expenses
Technology and development expenses consist primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels. Technology and development expenses will also be driven by investments made into new areas, such as artificial intelligence.
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
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Prior Revolving Facility. These expenses are determined by the amounts of debt that are outstanding, as well as market interest rates, which form the basis for the interest expenses relating to our Prior Revolving Facility. Interest expense is reported on a net basis, so that interest income earned on the Company’s cash and investment balances serves to offset part or all of our interest expense in a particular period.

Results of Operations
Comparison of Fiscal 2025 with Fiscal 2024

	Year Ended December 31,				Change $	Change %
$ in Millions	2025		2024

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$322.2	100.0%	$616.6	100.0%	$(294.4)	(47.7)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	223.5	69.4%	403.0	65.3%	(179.5)	(44.5)%
Operating expenses:
General and administrative	133.4	41.4%	138.8	22.5%	(5.4)	(3.9)%
Depreciation and amortization	15.7	4.9%	15.9	2.6%	(0.2)	(1.3)%
Legal and regulatory	23.8	7.4%	17.1	2.8%	6.7	39.2%
Technology and development	13.6	4.2%	11.6	1.9%	2.0	17.2%
Sales, advertising and marketing	1.4	0.4%	1.5	0.2%	(0.1)	(6.7)%
Intangible asset impairment	30.6	9.5%	—	—%	30.6	100.0%
Goodwill impairment	58.2	18.1%	—	—%	58.2	100.0%
Total expenses	500.2	155.3%	587.9	95.3%	(87.7)	(14.9)%
(Loss) income from operations	(178.0)	(55.3)%	28.7	4.7%	(206.7)	(720.2)%

Other expense:
Interest expense, net	(1.3)	(0.4)%	(1.9)	(0.3)%	0.6	31.6%
(Loss) gain on change in fair value of contingent consideration	(2.1)	(0.6)%	9.4	1.5%	(11.5)	(122.3)%
Finite-lived intangible asset impairment	—	—%	(8.3)	(1.3)%	8.3	100.0%
Loss on equity method investments	(0.6)	(0.2)%	(0.3)	(0.1)%	(0.3)	(100.0)%
Equity investment impairment	(5.0)	(1.5)%	—	—%	(5.0)	(100.0)%
Other (expense) income	(0.5)	(0.2)%	0.2	—%	(0.7)	(350.0)%
Total other expense	(9.5)	(2.9)%	(0.9)	(0.2)%	(8.6)	(955.6)%

Net (loss) income before income tax expense	(187.5)	(58.2)%	27.8	4.5%	(215.3)	(774.5)%
Provision for income taxes	(8.9)	(2.7)%	(14.4)	(2.3)%	5.5	38.2%
Net (loss) income	(196.4)	(60.9)%	13.4	2.2%	(209.8)	(1565.7)%
Net loss attributable to noncontrolling interests	(14.0)	(4.3)%	(6.6)	(1.0)%	(7.4)	(112.1)%
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(182.4)	(56.6)%	$20.0	3.2%	$(202.4)	(1012.0)%

Revenues
Consolidated
For the year ended December 31, 2025, total revenues were $322.2 million, a decrease of $294.4 million, or 47.7%, from the total revenues recorded for the year ended December 31, 2024.
Mobile Health Services

For the year ended December 31, 2025, Mobile Health Services revenues were $121.4 million, a decrease of $301.7 million, or 71.3%, as compared with the year ended December 31, 2024. The decline in revenues was primarily due to the wind-down of migrant-related services. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While DocGo continued to provide migrant-related services under other contracts during 2025, the wind-down of such services was completed in the fourth quarter of 2025, and DocGo expects that the revenues from any migrant-related projects will be relatively insignificant in 2026.
Transportation Services
For the year ended December 31, 2025, Transportation Services revenues were $200.8 million, an increase of $7.3 million, or 3.8%, as compared with the year ended December 31, 2024. This increase was due to a 4.4% increase in trip volumes, from 283,570 trips for the year ended December 31, 2024 to 296,014 trips for the year ended December 31, 2025. The increase in trip volumes, which accelerated in the fourth quarter of 2025, was due to a combination of the expansion in the Company’s customer base in certain core markets, as well as an increase in volumes from existing customers. Our average trip price decreased slightly from $402 in the year ended December 31, 2024 to $401 in the year ended December 31, 2025. In recent years, the average trip price has increased above the levels of 2022 and prior years, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.
Cost of revenues
For the year ended December 31, 2025, total cost of revenues (exclusive of depreciation and amortization) decreased by 44.5% compared to the year ended December 31, 2024, while revenues decreased by approximately 47.7%. The declines in both revenues and cost of revenues were driven by the wind-down in migrant-related services described above. Cost of revenues as a percentage of revenues increased to 69.4% in the year ended December 31, 2025 from 65.3% in the year ended December 31, 2024.
Total cost of revenues in the year ended December 31, 2025 decreased by $179.5 million compared to the year ended December 31, 2024. This decrease was primarily attributable to a $28.5 million decrease in total compensation, a $101.2 million decrease in subcontracted labor costs, a $30.9 million decrease in medical and related supplies, a $6.5 million decline in vehicle costs, a $1.9 million decline in travel-related costs and a net decrease of $10.5 million across several other cost of revenues categories, all driven by the wind-down of migrant-related projects that began in the second quarter of 2024.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2025 amounted to $86.1 million, down 68.0% from $269.3 million in the year ended December 31, 2024. Cost of revenues as a percentage of revenues increased to 70.9% from 63.6% in the prior year period, despite a decline in compensation expenses, significantly lower subcontracted labor costs and decreased costs for medical supplies, due to the large year-over-year decline in revenues, all reflecting the wind-down in migrant-related projects that began in the second quarter of 2024.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the year ended December 31, 2025 amounted to $137.4 million, up 2.8% from $133.7 million in the year ended December 31, 2024. Cost of revenues as a percentage of revenues decreased to 68.4% from 69.1% in the prior year, despite increased labor costs, due to the continued growth of the business.

Operating expenses
For the year ended December 31, 2025, operating expenses were $276.7 million compared to $184.9 million for the year ended December 31, 2024, an increase of $91.8 million, or 49.6%. As a percentage of revenues, operating expenses increased from 30.0% in 2024 to 85.9% in 2025. The increase of $91.8 million related primarily to impairments of intangible assets and goodwill in the amounts of $30.6 million and $58.2 million, respectively. There were no impairments of intangible assets or goodwill included in operating expenses for the year ended December 31, 2024. (See Note 5, “Goodwill” and Note 6, “Intangibles” in the Notes to Consolidated Financial Statements). In addition, the increase in operating expenses reflected a $7.7 million increase in total compensation, a $6.8 million increase in subcontracted labor costs, a $5.4 million increase in bad debt as the Company increased its allowance for doubtful accounts for aged receivables in both the Transportation Services and Mobile Health Services segments, a $6.8 million increase in professional fees, due primarily to increased legal fees, and a $2.8 million increase in IT infrastructure, driven by the Company’s business expansion. These were partially offset by a $17.4 million decline in travel and lodging fees relating to migrant-related Mobile Health projects that were wound down by the end of 2024 and a $9.1 million net decrease across a variety of expense categories.
For the Mobile Health Services segment, operating expenses in the year ended December 31, 2025 were $89.7 million, up 50.0% from $59.8 million in the year ended December 31, 2024. Operating expenses as a percentage of revenues increased to 73.9% from 14.1% in 2024, due to writedowns of intangible assets and goodwill, as well as an increase in the allowance for doubtful accounts for one particular municipal customer to whom the Company provided COVID-related testing and vaccination services prior to 2024. These were partially offset by reduced travel costs relating to migrant-related projects that were wound down by the end of 2024. Also included in operating expenses for the Mobile Health segment were expenses relating to SteadyMD, which the Company acquired during the fourth quarter of 2025.
For the Transportation Services segment, operating expenses in the year ended December 31, 2025 were $105.7 million, up 71.0% from $61.8 million in the year ended December 31, 2024. The increase in operating expenses for this segment was driven primarily by writedowns of intangible assets and goodwill and, to a lesser extent, by increased bad debt expense. Operating expenses as a percentage of revenues increased to 52.6% for the year ended December 31, 2025 from 31.9% in the year ended December 31, 2024.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the year ended December 31, 2025 were $81.3 million, up 28.4% from $63.3 million in the year ended December 31, 2024. The increase in operating expenses for this segment was driven by an impairment of goodwill and an increase in professional fees, particularly for legal matters. Corporate expenses amounted to approximately 25.2% of total consolidated revenues in 2025, compared to 10.3% in 2024.
Interest expense, net
For the year ended December 31, 2025, the Company recorded approximately $1.3 million of interest expense, net compared to $1.9 million of interest expense, net in the year ended December 31, 2024. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both the year ended December 31, 2025 and 2024. The decline in interest expense in 2025 compared to 2024 reflects the pay down of outstanding amounts under the Prior Revolving Facility in August 2025.
(Loss) gain on change in fair value of contingent consideration
During the year ended December 31, 2025, the Company recorded a loss on change in fair value of contingent consideration of approximately $2.1 million, reflecting an increase in the anticipated payments to be made for an acquisition, based upon performance compared to certain targets. During the year ended December 31, 2024, the Company recorded a gain on change in fair value of contingent consideration of approximately $9.4 million, reflecting a reduction in the anticipated payments to be made for a recent acquisition, based upon performance compared to certain targets.
Finite-lived intangible asset impairment
During the year ended December 31, 2024, the Company recorded finite-lived intangible asset impairment of approximately $8.3 million, relating to the projected value of the customer relationships for Cardiac RMS, LLC, arising from a revised long-term forecast for the business that impacted the estimated fair value of contingent consideration. The

Company did not record a finite-lived intangible asset impairment within other expense that resulted from an updated contingent consideration estimate for the year ended December 31, 2025.

Loss on equity method investments

    During the year ended December 31, 2025, the Company recorded a loss on equity method investments of approximately $0.6 million representing an impairment and its share of the losses incurred by an entity in which the Company has a minority interest. During the year ended December 31, 2024, the Company recorded a loss on equity method investments of approximately $0.3 million representing its share of the losses incurred by an entity in which the Company has a minority interest.
Equity investment impairment
During the year ended December 31, 2025, the Company recorded an equity investment impairment of $5.0 million based on the latest available financial information and the estimated recoverable value of its investment in Firefly Health, Inc. The Company did not record an equity investment impairment for the year ended December 31, 2024.
Other (expense) income
During the year ended December 31, 2025, the Company recorded other expense of $0.5 million, compared to other income of $0.2 million during the year ended December 31, 2024.
Provision for income taxes
During the year ended December 31, 2025, the Company recorded a provision for income taxes of $8.9 million compared to an income tax provision of $14.4 million in the year ended December 31, 2024. The decreased tax expense in 2025 was primarily due to the recording of a pretax loss in the current period, as compared to pretax income in 2024, offset by the increase in the valuation allowance in 2025.
Net loss attributable to noncontrolling interests
For the year ended December 31, 2025, the Company had net loss attributable to noncontrolling interests of approximately $14.0 million compared to net loss attributable to noncontrolling interests of $6.6 million for the year ended December 31, 2024.

Comparison of Fiscal 2024 with Fiscal 2023

	Year Ended December 31,				Change $	Change %
$ in Millions	2024		2023

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$616.6	100.0%	$624.3	100.0%	$(7.7)	(1.2)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	403.0	65.3%	428.9	68.7%	(25.9)	(6.0)%
Operating expenses:
General and administrative	138.8	22.5%	137.1	22.1%	1.7	1.2%
Depreciation and amortization	15.9	2.6%	16.4	2.6%	(0.5)	(3.0)%
Legal and regulatory	17.1	2.8%	13.1	2.1%	4.0	30.5%
Technology and development	11.6	1.9%	10.9	1.7%	0.7	6.4%
Sales, advertising and marketing	1.5	0.2%	2.8	0.4%	(1.3)	(46.4)%
Total expenses	587.9	95.3%	609.2	97.6%	(21.3)	(3.5)%
Income from operations	28.7	4.7%	15.1	2.4%	13.6	90.1%

Other (expense) income:
Interest (expense) income, net	(1.9)	(0.3)%	1.7	0.3%	(3.6)	(211.8)%
Gain on change in fair value of contingent consideration	9.4	1.5%	1.4	0.2%	8.0	571.4%
Finite-lived intangible asset impairment	(8.3)	(1.3)%	—	—%	(8.3)	(100.0)%
Loss on equity method investments	(0.3)	(0.1)%	(0.3)	(0.1)%	—	—%
Loss on disposal of assets	—	—%	(0.9)	(0.1)%	0.9	100.0%
Other income (expense)	0.2	—%	(0.7)	(0.1)%	0.9	128.6%
Total other (expense) income	(0.9)	(0.2)%	1.2	0.2%	(2.1)	(175.0)%

Net income before income tax expense	27.8	4.5%	16.3	2.6%	11.5	70.6%
Provision for income taxes	(14.4)	(2.3)%	(6.2)	(1.0)%	(8.2)	(132.3)%
Net income	13.4	2.2%	10.1	1.6%	3.3	32.7%
Net (loss) income attributable to noncontrolling interests	(6.6)	(1.0)%	3.2	0.5%	(9.8)	(306.3)%
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	$20.0	3.2%	$6.9	1.1%	$13.1	189.9%

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
Transportation Services
For the year ended December 31, 2024, Transportation Services revenues were $193.5 million, an increase of $12.0 million, or 6.6%, as compared with the year ended December 31, 2023. This increase was due to a 13.4% increase in trip volumes, from 250,114 trips for the year ended December 31, 2023 to 283,570 trips for the year ended December 31, 2024. The increase in trip volumes was due to a combination of the expansion in the Company’s customer base in certain core markets, as well as an increase in volumes from existing customers. Our average trip price decreased slightly from $407 in the year ended December 31, 2023 to $402 in the year ended December 31, 2024. The decline in the average trip price in the 2024 period reflected a small shift in mix toward markets that have somewhat lower-priced transports when compared to 2023. However, the average trip price remains well above the levels of 2022 and prior years, reflecting a shift in mix toward higher-priced transports with existing customers, as well as the acquisition of licenses to provide higher acuity transports that earn higher prices per trip.

Cost of revenues
For the year ended December 31, 2024, total cost of revenues (exclusive of depreciation and amortization) decreased by 6.0% compared to the year ended December 31, 2023, while revenues decreased by approximately 1.2%. Cost of revenues as a percentage of revenues decreased to 65.3% in the year ended December 31, 2024 from 68.7% in the year ended December 31, 2023.
Total cost of revenues in the year ended December 31, 2024 decreased by $25.9 million compared to the same period in 2023. This decrease was primarily attributable to a $4.7 million decrease in total compensation, a $24.0 million decrease in subcontracted labor costs, and a $6.9 million decrease in medical and related supplies, all driven by the wind-down of migrant-related projects that began in the second quarter of 2024. These declines were partially offset by an increase of $3.8 million in vehicle costs, due to the increase in the size of the Company’s fleet and a net increase of $5.9 million across several other cost of revenues categories.
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

Interest (expense) income, net
For the year ended December 31, 2024, the Company recorded approximately $1.9 million of interest expense, net compared to $1.7 million of interest income, net in the year ended December 31, 2023. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in the years ended December 31, 2024. Prior to October 2023, there were no amounts outstanding under the Company’s line of credit.

Gain on change in fair value of contingent consideration
During the year ended December 31, 2024, the Company recorded a gain on change in fair value of contingent consideration of approximately $9.4 million, reflecting a reduction in the anticipated payments to be made for an acquisition, based upon performance compared to certain targets. During the year ended December 31, 2023, the Company recorded a gain on change in fair value of contingent consideration of approximately $1.4 million, reflecting a reduction in the anticipated payments to be made for a recent acquisition, based upon performance compared to certain targets.
Finite-lived intangible asset impairment
During the year ended December 31, 2024, the Company recorded finite-lived intangible asset impairment of approximately $8.3 million, relating to the projected value of the customer relationships for Cardiac RMS, LLC, arising from a revised long-term forecast for the business that impacted the estimated fair value of contingent consideration. The Company did not record a finite-lived intangible asset impairment within other expense that resulted from an updated contingent consideration estimate for the year ended December 31, 2023.

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

Loss on disposal of assets

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
Provision for income taxes
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
Liquidity and Capital Resources

Between the inception of DocGo’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Despite the fact that the Company generated operating cash flow for the year ended December 31, 2025, operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the year ended December 31, 2025, as the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, operating cash flows were sufficient to outweigh the Company’s operating losses. However, as most of these older invoices had been collected by the end of 2025, operating cash flows in 2026 might not be sufficient to cover operating losses and working capital demands.

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings, or through a draw down in the Company’s credit line.

On November 1, 2022, the Company entered into the Prior Credit Agreement, which provided for the Prior Revolving Facility in the initial aggregate principal amount of $90.0 million. The Prior Revolving Facility included the ability for the Company to request an increase to the commitment by an additional amount of up to $50.0 million, though no lender (nor the lenders collectively) was obligated to increase its respective commitments. The Prior Revolving Facility was subject to certain financial covenants, such as a net leverage ratio and interest coverage ratio, as defined in the Prior Credit Agreement. On August 1, 2025, the Company repaid the outstanding balances under the Prior Revolving Facility, and there were no amounts outstanding related to the Prior Revolving Facility as of the date of this Annual Report.

On August 7, 2025, the Company amended and restated the Prior Credit Agreement. The Credit Agreement provides for the Revolving Facility of up to an aggregate principal amount of $55.0 million, and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20.0 million, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement. As of December 31, 2025, the Company was no longer in compliance with such covenant under the Credit Agreement. The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the Revolving Facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the Revolving Facility will remain available; however, the Company’s management believes these discussions are progressing and expects a positive resolution.

Considering the foregoing, including historical operating losses, the projected liquidity deficit, and the covenant non-compliance under the Credit Agreement, the Company, together with its Board of Directors, has reviewed and extensively discussed certain plans intended to reduce cash utilization and operating costs, including transitioning a larger portion of bonus compensation from cash to Company stock, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reducing headcount, and delayed spending on certain business growth strategies, as well as utilizing the Revolving Facility, subject to obtaining the necessary waiver from its lender. While these plans carry meaningful inherent risk to operations, the Company’s management and the Board of Directors have evaluated these conditions in totality and conclude it is probable that, when implemented, the plans will be sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the next 12 months. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern” for further information.
Capital Resources
Working capital as of December 31, 2025 and 2024 was as follows:

	December 31,		Change $	Change %
$ in Millions	2025	2024
Working capital
Current assets	$152.4	$304.5	$(152.1)	(50.0)%
Current liabilities	67.5	121.8	(54.3)	(44.6)%
Total working capital	$84.9	$182.7	$(97.8)	(53.5)%
As of December 31, 2025, available cash totaled $51.0 million, which represented a decrease of $38.2 million compared to December 31, 2024, reflecting cash spent on acquisitions and the repayment of amounts outstanding under the Company’s credit line, which outweighed the effect of a decline in accounts receivable during the year ended December 31, 2025, as the Company collected some of its larger invoices. As of December 31, 2025, working capital amounted to $84.9 million, which represented a decrease of $97.8 million compared to December 31, 2024, as the decrease in cash and accounts receivable described above outweighed a decline in accounts payable and accrued liabilities. Current assets declined by $152.1 million, due to the drop in cash and accounts receivable. This outweighed the $54.3 million decline in current liabilities in the year ended December 31, 2025, due to lower accounts payable and accrued liabilities, reflecting lower invoices and accrued liabilities in the current period for certain expenses, such as subcontracted labor, and as the Company paid down a significant amount of its accounts payable during the year-to-date period. Current liabilities also declined due to the repayment of amounts outstanding under the Company’s line of credit.

Cash Flows
Cash flows as of the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2025	2024
Cash flow summary
Net cash provided by operating activities	$34.5	$70.1	$(35.6)	(50.8)%
Net cash used in investing activities	(39.1)	(10.6)	(28.5)	(268.9)%
Net cash used in financing activities	(50.8)	(24.2)	(26.6)	(109.9)%
Effect of exchange rate changes	0.6	(0.2)	0.8	400.0%
Net (decrease) increase in cash	$(54.8)	$35.1	$(89.9)	(256.1)%
Cash flows as of the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,		Change $	Change %
$ in Millions	2024	2023
Cash flow summary
Net cash provided by (used in) operating activities	$70.1	$(64.5)	$134.6	208.7%
Net cash used in investing activities	(10.6)	(29.6)	19.0	64.2%
Net cash (used in) provided by financing activities	(24.2)	1.1	(25.3)	(2300.0)%
Effect of exchange rate changes	(0.2)	1.1	(1.3)	(118.2)%
Net increase (decrease) in cash	$35.1	$(91.9)	$127.0	138.2%
Operating Activities
During the year ended December 31, 2025, cash provided by operating activities was $34.5 million, despite a net loss of $196.4 million. Non-cash charges amounted to $149.2 million, which primarily consisted of $58.2 million impairment of goodwill, $17.4 million of stock compensation expense, $12.0 million in bad debt expense, $10.1 million in depreciation of property and equipment and right-of-use assets, a $30.7 million impairment of intangible assets, a $5.0 million equity investment impairment, $7.8 million in deferred taxes, $5.6 million from amortization of intangible assets, $2.1 million loss resulting from a reduction in the fair value of contingent consideration and a loss of $0.6 million from an investment that is accounted for under the equity method. These were partially offset by a $0.3 million accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $81.7 million in positive operating cash flow, as a $112.5 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, a $0.4 million decrease in other assets and a $0.2 million decrease from operating lease liabilities and right-of-use assets were partially offset by a $17.6 million decrease in accounts payable, a $10.4 million decrease in accrued liabilities and a $3.4 million increase in prepaid expenses and other current assets.
During the year ended December 31, 2024, cash provided by operating activities was $70.1 million, aided by net income of $13.4 million. Non-cash charges amounted to $37.4 million, which primarily consisted of $13.6 million of stock compensation expense, $10.2 million in depreciation of property and equipment and right-of-use assets, an $8.3 million impairment of a finite-lived intangible asset, $5.7 million from amortization of intangible assets, $5.2 million in bad debt expense, $3.5 million in deferred taxes and a loss of $0.3 million from an investment that is accounted for under the equity method. These were partially offset by a non-cash gain of $9.4 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $19.3 million in positive operating cash flow, as a $41.3 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, a $13.0 million decrease in prepaid expenses and an $8.3 million increase in accounts payable were partially offset by a $41.9 million decrease in accrued liabilities and a $1.4 million increase in other assets.

During the year ended December 31, 2023, cash used by operating activities was $64.5 million, despite net income of $10.0 million. Non-cash charges amounted to $38.9 million, which primarily consisted of $21.0 million of stock compensation expense, $11.2 million in depreciation of property and equipment and right-of-use assets, $5.2 million from amortization of intangible assets, $3.6 million in bad debt expense, a $0.9 million loss on the disposal of assets, a loss of $0.3 million from an investment that is accounted for under the equity method and a $0.1 million loss on liquidation of business. These were partially offset by $2.0 million in deferred taxes and a non-cash gain of $1.4 million resulting from a reduction in the fair value of contingent consideration. Changes in assets and liabilities resulted in approximately $113.4 million in negative operating cash flow, as a $160.5 million increase in accounts receivable, reflecting the growth of the business and primarily driven by an increased amount of business with municipalities, which tend to have longer payment cycles; a $10.8 million increase in prepaid expenses and other current assets, and $2.1 million decrease in accounts payable were partially offset by a $59.0 million increase in accrued liabilities and a $1.0 million decline in other assets.
Investing Activities
During the year ended December 31, 2025, investing activities used $39.1 million of cash and consisted of the purchase of restricted investments in the amount of $28.6 million, the acquisition of businesses in the amount of $16.4 million, the purchase of property and equipment totaling approximately $4.5 million, and the purchase of intangibles in the amount of $2.9 million, partially offset by $13.1 million in proceeds from the sale and maturity of restricted investments and a $0.2 million in cash proceeds from the disposal of property and equipment.
During the year ended December 31, 2024, investing activities used $10.6 million of cash and consisted of an investment in equity securities in the amount of $5.0 million, the purchase of property and equipment totaling approximately $3.6 million, the purchase of intangibles in the amount of $2.0 million, and an equity method investment in the amount of $0.3 million, partially offset by $0.3 million in cash proceeds from the disposal of property and equipment.
During the year ended December 31, 2023, investing activities used $29.6 million of cash and consisted of the acquisition of businesses in the amount of $20.2 million, the purchase of property and equipment totaling approximately $7.3 million, the purchase of intangibles in the amount of $2.5 million, and an equity method investment in the amount of $0.3 million, partially offset by $0.7 million in cash proceeds from the disposal of property and equipment.
Financing Activities
During the year ended December 31, 2025, cash used by financing activities was $50.8 million, as the Company spent $30.0 million on the repayment of the Prior Revolving Facility, spent approximately $10.8 million on its share repurchase program, made $5.4 million in payments under the terms of a finance lease, made $2.0 million in earnout payments on contingent liabilities, paid $1.8 million in taxes related to shares withheld for employee taxes, made $0.9 million in payments due to seller, and made $0.2 million in distributions to noncontrolling interests, partially offset by $0.3 million in proceeds from notes payable.
During the year ended December 31, 2024, cash used by financing activities was $24.2 million, as $45.0 million in proceeds from the Company’s Prior Revolving Facility were outweighed by $40.0 million of repayments of amounts outstanding under the Company’s Prior Revolving Facility, $13.8 million in stock repurchases, $4.3 million in payments under the terms of a finance lease, $3.6 million in earnout payments on contingent liabilities, a $3.1 million decrease in amounts due to seller, $1.8 million paid for the acquisition of a non-controlling interest, $1.3 million in payments of distributions to non-controlling interests, $1.2 million in payments for taxes related to shares withheld for employee taxes and $0.1 million in repayments of notes payable.
During the year ended December 31, 2023, cash provided by financing activities was $1.1 million, including $25.0 million in proceeds from the Company’s Prior Revolving Facility and $1.6 million in proceeds from the exercise of stock options, mostly offset by a $13.6 million decrease in amounts due to seller, $5.3 million in earnout payments on contingent liabilities, $4.3 million in payments under the terms of a finance lease, and $2.3 million in payments for taxes related to shares withheld for employee taxes.

Future minimum annual maturities of notes payable as of December 31, 2025 are as follows (in thousands):

Notes Payable
2026	$51.7
2027	50.0
2028	54.3
2029	58.9
2030	20.7
Total maturities	235.6
Current portion of notes payable	(51.8)
Long-term portion of notes payable	$183.8
Future minimum lease payments under finance leases as of December 31, 2025 are as follows (in millions):

Finance Leases
2026	$6.4
2027	5.2
2028	3.9
2029	2.3
2030	0.7
Thereafter	—
Total future minimum lease payments	18.5
Less effects of discounting	(1.8)
Present value of future minimum lease payments	$16.7

Future minimum lease payments under operating leases as of December 31, 2025 are as follows (in millions):

Operating Leases
2026	$5.3
2027	3.7
2028	2.7
2029	1.4
2030	0.1
Thereafter	0.2
Total future minimum lease payments	13.4
Less effects of discounting	(1.2)
Present value of future minimum lease payments	$12.2
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
Net loss for the Company’s VIEs were $10,063,362, $231,952 and $235,976 for the years ended December 31, 2025, 2024 and 2023, respectively. The total assets, exclusive of intercompany assets, amounted to $7,039,301 and $3,122,209 as of December 31, 2025 and 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $17,782,198 and $3,801,744 as of December 31, 2025 and 2024, respectively. The Company’s VIEs total stockholders’ deficit were $10,742,897 and $679,535 as of December 31, 2025 and 2024, respectively.
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025, 2024 and 2023. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

    Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Balance Sheets in the period of the change.
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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses of $9,167,234 and write offs of $(6,742,123) during the year. The Company’s balance in its allowance for credit losses amounted to $8,299,053 as of December 31, 2025.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization, as indicated by our publicly quoted share price, below its net carrying value.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents, restricted cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, we have not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the year ended December 31, 2025 would have had a neutral net impact on our Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) amounted to $1,079,900 to the Company for the year ended December 31, 2025, compared to $(263,036) and $743,699 in the years ended December 31, 2024 and 2023, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the year ended December 31, 2025 would have resulted in a change in total revenues of approximately 1.4% and a change in total assets of approximately 0.8%.

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments and accounts receivable. We attempt to minimize concentration of credit risk by maintaining our cash and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of our cash equivalents, restricted cash equivalents and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
We had one customer that accounted for approximately 33% of revenues for the year ended December 31, 2025, two customers that accounted for approximately 38% and 28%, respectively, of revenues for the year ended December 31, 2024, and two customers that accounted for approximately 40% and 21%, respectively, of revenues for the year ended December 31, 2023.
As of December 31, 2025, we had two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable. As of December 31, 2024, we had two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable.

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
Shareholders and Board of Directors
DocGo Inc. and Subsidiaries
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DocGo Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

Emphasis of Matters – Impairments and Valuation Allowance

As discussed in Notes 2, 5, 6 and 17 to the consolidated financial statements, the Company has recorded impairment against its goodwill and intangible assets and established a valuation allowance against certain deferred tax assets.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter — Liquidity and Management’s Plans

As described in Note 2 to the consolidated financial statements, the Company experienced a decline in current operating results, incurred an operating loss in 2025, had large contracts that ended, and was in violation of certain financial debt covenants. Management evaluated these conditions and concluded that these conditions could raise substantial doubt about the Company’s ability to continue as a going concern but were alleviated as a result of management’s plans discussed in Note 2. Management’s plans include (i) a larger portion of compensation paid utilizing Company stock, (ii) finalization and collection on open municipal receivables from ended contracts, (iii) reduction in workforce, (iv) streamlining administration functions (v) monetizing non-strategic operations and (vi) delayed spending on certain business growth strategies.

The principal considerations for our determination that performing procedures relating to the Company’s liquidity and plans to meet future cash requirements is a critical audit matter are the significant judgments by management in determining future cash flows and ability to execute on its business strategy which led to a high level of auditor judgment, subjectivity and effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

•Understood the process used to develop the Company’s expected cash inflows and outflows based upon recent operating results and evaluating the cash flow projections.

•Reviewed management’s plans and board of director presentations.

•Considered historical collections on open municipal accounts receivable.

•Assessing the adequacy of the Company’s related disclosures.

Impairments

As described in Notes 2, 5 and 6, to the consolidated financial statements, the Company recorded impairment totaling $88.76 million related to the Company’s goodwill, indefinite-lived intangible assets and definite-lived intangible assets. The Company evaluates its goodwill, indefinite-lived intangible assets and definite-lived intangible annually or when events or circumstances, such as declines in operating results or sustained market capitalization below the Company’s carrying value, require.

The principal considerations for our determination that performing procedures relating to the impairment is a critical audit matter are the significant judgments by management in determining the value of assets and the identification and assessment of indicators.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls relating to the Company’s impairment assessment.

•Testing the Company’s process including (i) assessing management’s impairment policy (ii) evaluating the risks and uncertainty associated with meeting future cash flow projections (iii) recalculating the Company’s market capitalization at a point in time and over an average period of time (iv) inquiring of management with regards to the operational analysis and (v) considering the adequacy and reasonableness of specialist work with regards to any market control premiums.

Loss Allowance for Accounts Receivable

As described in Note 2 to the consolidated financial statements, the Company recorded consolidated accounts receivable of approximately $92.89 million net of a loss allowance of approximately $8.30 million at December 31, 2025. The allowance is management’s estimate of loss allowance on accounts receivable after considering quantitative and qualitative factors, applied for accounts receivables without a significant financing component by using a loss provision. Management makes periodic and individual assessments on the recoverability of accounts receivable based on customer historical credit loss experience, and where necessary, adjusted for information based on macroeconomic factors affecting the ability of its customers to settle the accounts receivable. Accounts receivable from customers with known financial difficulties or with significant doubt on collection of receivables are assessed individually for a loss allowance. Management assesses and reserves for other customers by grouping them based on shared credit risk characteristics including geographical location, service type and payor.

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

•Testing management’s process including (i) evaluating the appropriateness of the methodology and models; (ii) testing the completeness and accuracy of certain data used in the estimate; (iii) evaluating management’s process to identify customers with known financial difficulties or with significant doubt on collections; and (iv) evaluating the reasonableness of significant assumptions and judgments made by management to estimate the loss allowance for accounts receivable, including the grouping of accounts receivables based on shared credit risk characteristics including geographical location, service type and payor.

Revenue Recognition – Transport Services

As described in Note 2 to the consolidated financial statements, the Company recorded transport services revenue of approximately $200.76 million. Transport revenues are recorded net of estimated contractual allowances for claims subject to contracts with responsible paying entities. The Company estimates contractual allowances at the time of billing based on contractual terms and historical collections by each payor and geographical location.

The principal considerations for our determination that performing procedures relating to the transport revenue is a critical audit matter are the significant judgments by management in determining the lookback periods of historical collections which led to a high level of auditor judgment, subjectivity, and effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls relating to transport services revenue recognition.

•Testing the Company’s process including (i) selecting a sample of transactions and verifying the transport service has been performed (ii) obtaining supporting cash collections for a sample of transactions (iii) obtaining the Company’s historical collections for recent completed services, verifying the receipts and recalculating the applied historical rate to the recorded revenue (iv) obtaining the Company’s historical collections and verifying these collections to ensure appropriate reserves for unpaid, open services.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2021.

Pittsburgh, PA

March 16, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
DocGo Inc. and Subsidiaries
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited DocGo Inc. and Subsidiaries’ (collectively, the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

/s/ Urish Popeck & Co., LLC
Pittsburgh, PA
March 16, 2026

DocGo Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$51,018,657	$89,241,695
Accounts receivable, net of allowance for credit loss of $8,299,053 and $5,873,942 as of December 31, 2025 and December 31, 2024, respectively	92,893,216	210,899,926
Prepaid expenses	4,790,215	4,005,977
Other current assets	3,697,371	338,665
Total current assets	152,399,459	304,486,263
Property and equipment, net	14,558,427	14,881,411
Intangibles, net	—	25,728,813
Goodwill	—	47,432,550
Restricted cash and cash equivalents	1,466,121	18,095,612
Restricted investments (amortized cost of $15,737,694 and $0 as of December 31, 2025 and December 31, 2024, respectively)	15,845,875	—
Operating lease right-of-use assets	11,520,781	11,958,698
Finance lease right-of-use assets	17,420,424	15,337,299
Investments	—	5,547,979
Deferred tax assets	538,864	8,422,034
Other assets	3,353,061	3,730,473
Total assets	$217,103,012	$455,621,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,110,867	$28,356,430
Accrued liabilities	42,789,440	49,896,796
Line of credit	—	30,000,000
Notes payable, current	51,740	12,515
Due to seller	336,982	28,656
Contingent consideration, current	3,040,377	4,973,152
Operating lease liability, current	4,650,953	3,844,561
Finance lease liability, current	5,509,687	4,694,467
Total current liabilities	67,490,046	121,806,577

Notes payable, non-current	183,843	5,215
Contingent consideration, non-current	4,776,215	—
Operating lease liability, non-current	7,563,664	8,599,072
Finance lease liability, non-current	11,217,907	10,031,138
Total liabilities	91,231,675	140,442,002
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 98,640,059 and 101,910,883 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	9,864	10,191
Additional paid-in-capital	325,416,366	321,087,583
Accumulated deficit	(183,801,795)	(1,402,167)
Accumulated other comprehensive income	2,387,404	1,221,869
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	144,011,839	320,917,476
Noncontrolling interests	(18,140,502)	(5,738,346)
Total stockholders’ equity	125,871,337	315,179,130
Total liabilities and stockholders’ equity	$217,103,012	$455,621,132
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2025	2024	2023

Revenues, net	$322,196,000	$616,555,132	$624,288,642
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	223,438,301	402,980,557	428,906,225
Operating expenses:
General and administrative	133,449,597	138,758,758	137,152,512
Depreciation and amortization	15,661,865	15,884,898	16,431,892
Legal and regulatory	23,819,898	17,146,891	13,082,569
Technology and development	13,563,070	11,589,402	10,858,724
Sales, advertising and marketing	1,420,428	1,505,900	2,801,740
Intangible asset impairment	30,648,245	—	—
Goodwill impairment	58,228,096	—	—
Total expenses	500,229,500	587,866,406	609,233,662
(Loss) income from operations	(178,033,500)	28,688,726	15,054,980
Other (expense) income:
Interest (expense) income, net	(1,242,161)	(1,929,207)	1,684,399
(Loss) gain on change in fair value of contingent consideration	(2,056,112)	9,392,133	1,437,525
Finite-lived intangible asset impairment	—	(8,306,591)	—
Loss on equity method investments	(552,763)	(316,044)	(343,336)
Equity investment impairment	(5,000,000)	—	—
Loss on remeasurement of operating and finance leases	(42,367)	(32,363)	(866)
(Loss) gain on disposal of assets	(39,668)	23,682	(852,544)
Other (expense) income	(532,418)	228,666	(686,865)
Total other (expense) income	(9,465,489)	(939,724)	1,238,313

Net (loss) income before income tax expense	(187,498,989)	27,749,002	16,293,293
Provision for income taxes	(8,868,166)	(14,388,422)	(6,244,965)
Net (loss) income	(196,367,155)	13,360,580	10,048,328
Net (loss) income attributable to noncontrolling interests	(13,967,527)	(6,631,563)	3,189,873
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	(182,399,628)	19,992,143	6,858,455
Other comprehensive income (loss)
Unrealized gain on investments, net of tax	85,635	—	—
Foreign currency translation adjustment	1,079,900	(263,036)	743,699
Total comprehensive (loss) income	$(181,234,093)	$19,729,107	$7,602,154

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(1.84)	$0.20	$0.07
Weighted-average shares outstanding - Basic	99,068,651	102,395,141	103,511,299

Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(1.84)	$0.18	$0.06
Weighted-average shares outstanding - Diluted	99,068,651	109,422,840	105,617,817
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2022	102,411,162	$10,241	$301,451,435	$(28,972,216)	$741,206	$5,696,725	$278,927,391
UK Ltd. restricted stock	—	—	167,175	—	—	—	167,175
Health liquidation	—	—	—	70,284	—	—	70,284
Acquisition of CRMS	117,330	12	1,000,000	—	—	—	1,000,012
Acquisition of FMC NA	360,145	36	(1,432,963)	649,167	—	(3,213,956)	(3,997,716)
Acquisition of Healthworx	—	—	—	—	—	(1,296,553)	(1,296,553)
Exercise of stock options	465,429	46	1,413,962	—	—	—	1,414,008
Cashless exercise of options	6,374	1	(1)	—	—	—	—
Shares withheld for taxes	(280,654)	(27)	(2,308,927)	—	—	—	(2,308,954)
Stock-based compensation	975,382	97	20,403,185	—	—	—	20,403,282
Net income attributable to noncontrolling interests	—	—	—	—	—	3,189,873	3,189,873
Foreign currency translation	—	—	—	—	743,699	—	743,699
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	6,858,455	—	—	6,858,455
Balance - December 31, 2023	104,055,168	$10,406	$320,693,866	$(21,394,310)	$1,484,905	$4,376,089	$305,170,956
Common stock repurchased	(3,647,342)	(365)	(13,755,906)	—	—	—	(13,756,271)
Stock-based compensation	1,205,461	120	13,137,405	—	—	—	13,137,525
Shares withheld for taxes	(297,313)	(30)	(1,168,847)	—	—	—	(1,168,877)
Exercise of stock options	16,559	2	26,328	—	—	—	26,330
CRMS True-up Payment	578,350	58	1,814,287	—	—	—	1,814,345
Acquisition of Ambulnz CO	—	—	340,450	—	—	(2,188,450)	(1,848,000)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(6,631,563)	(6,631,563)
Distributions paid to noncontrolling interest	—	—	—	—	—	(1,294,422)	(1,294,422)
Foreign currency translation	—	—	—	—	(263,036)	—	(263,036)
Net income attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	19,992,143	—	—	19,992,143
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(4,481,069)	(448)	(10,828,458)	—	—	—	(10,828,906)
Stock-based compensation	1,928,420	193	18,712,280	—	—	—	18,712,473
Shares withheld for taxes	(718,175)	(72)	(1,813,837)	—	—	—	(1,813,909)
Partial acquisition of CRMS	—	—	(1,741,202)	—	—	1,741,202	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	(13,967,527)	(13,967,527)
Distributions paid to noncontrolling interest	—	—	—	—	—	(175,831)	(175,831)
Other comprehensive income	—	—	—	—	1,165,535	—	1,165,535
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(182,399,628)	—	—	(182,399,628)
Balance - December 31, 2025	98,640,059	$9,864	$325,416,366	$(183,801,795)	$2,387,404	$(18,140,502)	$125,871,337
The accompanying notes are an integral part of these Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(196,367,155)	$13,360,580	$10,048,328
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,863,255	5,606,818	4,829,780
Amortization of intangible assets	5,582,601	5,660,818	5,249,358
Amortization of finance lease right-of-use assets	5,216,009	4,617,262	6,352,754
Loss (gain) on disposal of assets	39,668	(23,682)	852,544
Deferred income tax	7,745,066	3,466,505	(1,981,519)
Accretion of discount related to restricted investments	(309,842)	—	—
Loss on equity method investments	552,763	316,044	343,336
Bad debt expense	12,047,791	5,235,560	3,601,520
Stock-based compensation	17,442,018	13,634,086	20,969,174
Loss on remeasurement of operating and finance leases	42,367	32,363	866
Loss on liquidation of business	—	—	70,284
Intangible asset impairment	30,648,245	8,306,591	—
Goodwill impairment	58,228,096	—	—
Equity investment impairment	5,000,000	—	—
Loss (gain) on change in fair value of contingent consideration	2,056,112	(9,392,133)	(1,437,525)
Changes in operating assets and liabilities:
Accounts receivable	112,497,747	41,272,218	(160,524,934)
Prepaid expenses and other current assets	(3,399,532)	13,007,231	(10,843,890)
Other assets	409,156	(1,384,824)	1,059,605
Accounts payable	(17,640,819)	8,307,533	(2,051,695)
Accrued liabilities	(10,402,113)	(41,940,373)	58,968,844
Operating lease liabilities and right-of-use assets	200,221	32,834	—
Net cash provided by (used in) operating activities	34,451,654	70,115,431	(64,493,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,544,118)	(3,612,507)	(7,313,269)
Purchase of intangibles	(2,890,716)	(2,002,103)	(2,541,661)
Acquisition of businesses, net of cash acquired	(16,394,978)	—	(20,203,464)
Purchase of restricted investments	(28,613,676)	—	—
Purchase of equity method investments	(4,784)	(310,450)	(298,932)
Purchase of equity securities	—	(5,000,000)	—
Proceeds from sale and maturity of restricted investments	13,163,278	—	—
Proceeds from disposal of property and equipment	202,167	274,427	747,088
Net cash used in investing activities	(39,082,827)	(10,650,633)	(29,610,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit line	—	45,000,000	25,000,000
Repayments of revolving credit line	(30,000,000)	(40,000,000)	—
Proceeds from notes payable	258,700	—	—
Repayments of notes payable	(41,247)	(51,987)	(25,926)
Due to seller	(877,713)	(3,118,595)	(13,590,382)
Acquisition of noncontrolling interest	—	(1,848,000)	—
Earnout payments on contingent liabilities	(1,952,672)	(3,608,553)	(5,266,681)
Distributions paid to noncontrolling interest	(175,831)	(1,294,422)	—
Proceeds from exercise of stock options	—	26,330	1,581,183
Payments for taxes related to shares withheld for employee taxes	(1,813,909)	(1,168,877)	(2,308,954)
Common stock repurchased	(10,828,906)	(13,756,271)	—
Payments on obligations under finance lease	(5,385,581)	(4,334,463)	(4,270,553)
Net cash (used in) provided by financing activities	(50,817,159)	(24,154,838)	1,118,687

Effect of exchange rate changes on cash and cash equivalents	595,803	(190,639)	1,093,633

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(54,852,529)	35,119,321	(91,891,088)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	107,337,307	72,217,986	164,109,074
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$52,484,778	$107,337,307	$72,217,986

DocGo Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,712,256	$2,142,288	$250,100
Cash paid for interest on finance lease liabilities	$958,553	$769,041	$600,239
Cash paid for income taxes, net of refunds	$6,482,618	$5,880,864	$10,276,110
Right-of-use assets obtained in exchange for lease liabilities	$11,718,452	$13,973,620	$7,621,538
Remeasurement of finance lease right-of-use asset due to lease modification	$—	$300,000	$—

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$52,866	$221,639	$271,292
Acquisition of remaining FMC NA through due to seller and issuance of stock	$—	$—	$7,000,000
Acquisition of CRMS through issuance of stock	$—	$—	$1,000,000
CRMS True-up Payment through issuance of stock	$—	$1,814,345	$—
Receivables exchanged for trade credits	$—	$—	$1,500,000
Pre-acquisition receivables written off through due to seller	$—	$4,675,758	$—

Reconciliation of cash and restricted cash
Cash	$51,018,657	$89,241,695	$59,286,147
Restricted cash	1,466,121	18,095,612	12,931,839
Total cash and restricted cash shown in statement of cash flows	$52,484,778	$107,337,307	$72,217,986

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
2. Summary of Significant Accounting Policies

Liquidity and Going Concern

The Company experienced a decline in current operating results, incurred an operating loss in 2025, and had large customer contracts that were not renewed and ended, specifically in regard to its municipal migrant-related programs. These conditions have extended into 2026. As of December 31, 2025, the Company had $51.0 million of unrestricted cash and cash equivalents and working capital of $84.9 million. During 2025, the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, and operating cash flows were sufficient to offset the Company’s operating losses. The Company expects that near-term operating results will continue to generate operating losses and will require utilization of its available unrestricted cash and cash equivalents.

As of December 31, 2025, the Company was no longer in compliance with the minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Agreement (as defined in Note 9). The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the available credit facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the credit facility will remain available; however, the Company’s management believes these discussions are progressing and expects a positive resolution.

As a result, the Company, along with its Board of Directors, has reviewed and extensively discussed certain plans to reduce cash utilization and operating costs. These plans include, among other options, a larger portion of compensation paid utilizing Company stock in lieu of cash, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reduction in workforce, delayed spending on certain business growth strategies, and utilization of the Company’s available line of credit, subject to the resolution described above.
While these plans carry meaningful inherent risk to operations and involve a significant number of steps and components, the Company’s management and the Board of Directors have evaluated these conditions in totality and believe it is probable that, when implemented, the plans will be sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance date.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC.
Principles of Consolidation
The Consolidated Financial Statements include the accounts and operations of DocGo Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Noncontrolling interests (“NCI”) on the Consolidated Financial Statements represent a portion of consolidated joint ventures and variable interest entities (“VIEs”) in which the Company does not have direct equity ownership. Certain amounts in the prior years’ Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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
Net loss for the Company’s VIEs were $10,063,362, $231,952 and $235,976 for the years ended December 31, 2025, 2024 and 2023, respectively. Total assets, exclusive of intercompany assets, amounted to $7,039,301 and $3,122,209 as of December 31, 2025 and 2024, respectively. Total liabilities, exclusive of intercompany liabilities, were $17,782,198 and $3,801,744 as of December 31, 2025 and 2024, respectively. The Company’s VIEs total stockholders’ deficit were $10,742,897 and $679,535 as of December 31, 2025 and 2024, respectively.

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The Consolidated Statements of Operations and Comprehensive (Loss) Income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment for the years ended December 31, 2025, 2024 and 2023 were $1,079,900, $(263,036), and $743,699, respectively.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses; the disclosure of contingent assets and liabilities in its financial statements; and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to revenue recognition related to the allowance for credit loss, stock-based compensation, calculations related to the incremental borrowing rate for the Company’s lease agreements, estimates related to ongoing lease terms, software development costs, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, business combinations, contingent consideration, reserve for losses within the Company’s insurance deductibles, income taxes and deferred income tax. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company’s financial instruments that are exposed to concentrations of credit risks primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments and accounts receivable. The Company attempts to minimize concentration of credit risk by maintaining its cash and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of the Company’s cash equivalents, restricted cash equivalents and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
Major Customers
The Company had one customer that accounted for approximately 33% of revenues for the year ended December 31, 2025, two customers that accounted for approximately 38% and 28%, respectively, of revenues for the year ended December 31,

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2024, and two customers that accounted for approximately 40% and 21%, respectively, of revenues for the year ended December 31, 2023.
As of December 31, 2025, the Company had two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable. As of December 31, 2024, the Company had two customers that accounted for approximately 39% and 37%, respectively, of net accounts receivable.
Major Vendor
The Company had one vendor that accounted for approximately 13%, 17% and 14% of total cost for the years ended December 31, 2025, 2024 and 2023, respectively. The Company expects to maintain this relationship with the vendor and believes the services provided from this vendor are available from alternatives sources.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net income or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $1,788,119 and $4,020,221 with foreign financial institutions as of December 31, 2025 and 2024, respectively.
Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash and cash equivalents in the Consolidated Balance Sheets. Restricted cash and cash equivalents is classified as either a current or non-current asset depending on the restriction period. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for self-insurance exposures and a standby letter of credit as required by its insurance carrier (see Note 9).
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
The Company also maintains certain cash balances related to its insurance programs, which are held in a self-depleting trust and restricted as to withdrawal or use by the Company other than to pay or settle self-insured claims and costs. These amounts are reflected in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.
Beginning in April 2025, the Company invests a portion of its restricted cash and cash equivalents held in the self-depleting trust into a restricted investment portfolio of marketable fixed income securities. In accordance with ASC 320, Investments - Debt Securities, the Company classifies its marketable fixed income securities, consisting of corporate bonds and U.S. government obligations, as available-for-sale. The Company records the securities at fair market value, which is determined using quoted market prices at the end of each reporting period. The Company includes fixed income securities

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
maturing in three months or less within restricted cash and cash equivalents, and includes the remaining fixed income securities within restricted investments in the Consolidated Balance Sheets.
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
The following table presents the Company’s restricted cash equivalents and restricted investments as of December 31, 2025. The Company did not invest in similar investments during 2024.

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$161,983	$—	$—	$161,983
Corporate bonds	939,157	6,832	—	945,989
U.S. government obligations	16,102,457	102,064	(497)	16,204,024
Total	$17,203,597	$108,896	$(497)	$17,311,996

Included in restricted cash and cash equivalents	$1,465,903	$218	$—	$1,466,121
Included in restricted investments	$15,737,694	$108,678	$(497)	$15,845,875
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of December 31, 2025:

	Amortized Cost	Fair Value
Within 1 year	$6,760,198	$6,762,886
After 1 year through 5 years	6,118,800	6,159,400
After 5 years through 10 years	4,324,599	4,389,710
Total	$17,203,597	$17,311,996
Proceeds from the sales and maturities of the fixed income marketable securities was $33,575,877 for the year ended December 31, 2025. The Company included in other (expense) income in the Consolidated Statements of Operations and Comprehensive (Loss) Income a net realized gain of $50,009 for the year ended December 31, 2025.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Level 3:    Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025, 2024 and 2023. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Balance Sheets in the period of the change.

Contingent Consideration

In connection with the acquisition of Ryan Bros. Fort Atkinson, LLC (“Ryan Brothers”), the Company recorded $4,000,000 in contingent consideration to be paid based on the completion of certain performance obligations over a 24-month period. The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2025 but recorded a (loss) gain on change in fair value of contingent consideration in the amount of $(187,506), and $338,956 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The Company paid the remaining contingent liability in the amount of $2,008,524 during the year ended December 31, 2024. There was no estimated contingent consideration amount payable for Ryan Brothers as of December 31, 2025 and December 31, 2024 (see Note 4).
In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value for the year ended December 31, 2025 but recorded a gain on change in fair value of contingent consideration in the amount of $13,763 and $374,044 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The Company made a payment for the final installment due on the contingent liability in the amount of $265,538 during the year ended December 31, 2025. There was no remaining contingent liability balance for Exceptional as of December 31, 2025 and a contingent liability balance of $265,538 as of December 31, 2024 (see Note 4).
In connection with the acquisition of Location Medical Services, LLC (“LMS”), the Company recorded $2,475,540 in contingent consideration to be paid upon LMS meeting certain performance conditions in 2023. The Company did not record a change in fair value of contingent consideration for the years ended December 31, 2025 and 2024, and recorded a gain on change in fair value of contingent consideration in the amount of $1,990,170 for the year ended December 31, 2023. Additionally, the Company did not record any foreign exchange movements for the year ended December 31, 2025 but recorded foreign exchange movements of $(4,798), and $119,457 for the years ended December 31, 2024 and 2023, respectively. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of December 31, 2025 and 2024 (see Note 4).

In connection with the acquisition by Holdings of Government Medical Services, LLC (“GMS”), the Company recorded $3,000,000 in contingent consideration to be paid upon GMS meeting certain performance conditions within a year of the closing date of such acquisition. During the year ended December 31, 2023, the Company made the full $3,000,000

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
payment to settle the contingent liability balance (see Note 4).
In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company recorded a (loss) gain on change in fair value of contingent consideration in the amount of $(2,056,112), $9,565,876, and $(1,265,645) for the years ended December 31, 2025, 2024 and 2023, respectively. On May 29, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment (“CRMS Earn Out Payment”) in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. The settlement amount exceeded the estimated contingent consideration for the CRMS Earn Out Payment by $196,488, which was included as a loss within (loss) gain on change in fair value of contingent consideration in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The estimated contingent consideration amount payable for CRMS was $5,076,592 and $4,707,614 as of December 31, 2025 and 2024, respectively (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for PTI as of December 31, 2025 was $240,000 (see Note 4).

In connection with the acquisition of SteadyMD, Inc. (“SteadyMD”), the Company recorded $2,300,000 in contingent consideration to be paid upon achieving certain revenue targets during the twelve-month period between January 1, 2026 and December 31, 2026. The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for SteadyMD as of December 31, 2025 was $2,300,000 (see Note 4).

In connection with the acquisition of Primary Care Ambulance Corporation (“PCA”), the Company recorded $200,000 in contingent consideration to be paid upon meeting certain continued employment conditions. The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for PCA as of December 31, 2025 was $200,000 (see Note 4).
Impairment of Goodwill

During the third quarter of fiscal 2025, the Company noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, which represented a triggering event that required a goodwill impairment assessment. The Company concluded that one reporting unit within the Mobile Health Services operating segment, Rapid Temps, LLC (“Rapid Temps”), had a fair value less than its carrying value due to its financial performance and downward revisions in projected financial outlook. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $8,718,398 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 5).

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

During the fourth quarter of fiscal 2025, the Company identified an additional impairment triggering event associated with a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a goodwill quantitative assessment. As a result of the quantitative assessment, the Company concluded that several reporting units within the Mobile Health Services, Transportation Services and Corporate operating segments had fair values less than

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
their respective carrying values. The Company therefore recognized a non-cash impairment charge of $49,509,698 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants (see Note 5).

The Company estimated the fair values of the reporting units by utilizing a combination of an income approach, employing a discounted cash flow method, and a market approach, employing a guideline publicly-traded company method. The discounted cash flow method, which estimates fair values based on the present value of future cash flows, requires management to make various assumptions regarding the timing and amounts of these cash flows, including, but not limited to, growth rates, gross profit and EBITDA margins, capital expenditures and the terminal value of the business at the end of the projection period. Management also estimated a discount rate associated with the risk of achieving the projected cash flows, as well as the capital structure of the reporting units. Fair value of the reporting units are, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

Impairment of Intangible Assets

In connection with the evaluation of the goodwill impairment in the Mobile Health Services operating segment during the third quarter of fiscal 2025 due to the sustained reduction in revenue and forecasts for the business, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. The Company first performed a recoverability test for each asset group by comparing the projected undiscounted cash flows from the use of each asset group to its respective carrying value. The undiscounted cash flows were not sufficient to recover the carrying value of each asset group, and therefore, the Company then compared the carrying value of each finite-lived intangible asset group to its respective fair value to measure the impairment loss. As a result of the quantitative assessment, the Company recognized a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).
In connection with the evaluation of the goodwill impairment during the fourth quarter of 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services and Corporate operating segments. As a result of the assessment, the Company recognized a total non-cash impairment charge of $22,627,902 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).

The Company also evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS, which is in the Mobile Health Services operating segment. The impairment was a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. As a result of this assessment, the Company recognized a non-cash impairment charge of $8,306,591 for the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants (see Note 6).

The Company used a discounted cash flow model to estimate the fair value of its intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair value of the intangible asset is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

Equity Investment Without Readily Determinable Fair Value

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board (“FASB”) ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2025, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $5,873,942. The Company recognized an additional provision for credit losses of $9,167,234 and write offs of $(6,742,123) during the year. The Company’s balance in its allowance for credit losses amounted to $8,299,053 as of December 31, 2025.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company provides for depreciation

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

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
Related party transactions are recorded within operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For details regarding the related party transactions that occurred during the years ended December 31, 2025, 2024 and 2023 refer to Note 16.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In the following table, revenue is disaggregated as follows:

Revenue Breakdown	Year Ended December 31,
	2025	2024	2023
Primary Geographical Markets
U.S.	$268,253,832	$558,790,845	$571,887,943
U.K.	53,942,168	57,764,287	52,400,699
Total revenue	$322,196,000	$616,555,132	$624,288,642

Major Segments
Mobile Health Services	$121,430,392	$423,126,040	$442,793,537
Transportation Services	200,765,608	193,429,092	181,495,105
Total revenue	$322,196,000	$616,555,132	$624,288,642
Stock Based Compensation
The Company maintains a stock incentive plan under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For performance-based awards with a market condition, the Company estimates the fair value of awards using a Monte Carlo simulation. All performance-based awards are expensed over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income attributable to stockholders of DocGo Inc. and Subsidiaries	$(182,399,628)	$19,992,143	$6,858,455
Weighted-average shares - basic	99,068,651	102,395,141	103,511,299
Effect of dilutive options	—	7,027,699	2,106,518
Weighted-average shares - dilutive	99,068,651	109,422,840	105,617,817
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Basic	$(1.84)	$0.20	$0.07
Net (loss) income per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(1.84)	$0.18	$0.06
Anti-dilutive employee share-based awards excluded	17,916,585	7,251,625	10,638,371
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
Equity Investment without Readily Determinable Fair Value
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) that do not have readily determinable fair values are recorded as equity investments without readily determinable fair value in accordance with ASC 321. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and the estimated recoverable value of the investment. During the years ended December 31, 2024 and 2023, no impairment losses were recognized for the equity investments without readily determinable fair values.

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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws did not have a material impact on the Consolidated Financial Statements or the effective income tax rate.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the amendments retrospectively to all prior periods in the presented financial statements. The required disclosure enhancements of ASU 2023-09 did not have a material impact on the Company’s Consolidated Financial Statements, but expanded the Company’s income tax disclosures. Refer to Note 17 for the updated disclosure.
Recently Issued Accounting Standards Not Yet Adopted
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

DocGo Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
3. Property and Equipment, net
Property and equipment, net as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Vehicles	$18,115,890	$17,300,595
Medical and other plant equipment	10,639,965	9,210,203
Office equipment and furniture	4,722,066	4,293,100
Leasehold improvements	2,266,312	1,239,089
Buildings	527,283	527,283
Land	37,800	37,800
	36,309,316	32,608,070
Less: Accumulated depreciation	(21,750,889)	(17,726,659)
Property and equipment, net	$14,558,427	$14,881,411
During the year ended December 31, 2025, the Company disposed of assets with a cost of $1,306,454 and accumulated depreciation of $1,064,619 for proceeds of $202,167. The Company recorded a loss on disposal of assets of $39,668.
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
The Company recorded depreciation expenses of $4,863,255, $5,606,818 and $4,829,780 for the years ended December 31, 2025, 2024 and 2023, respectively.

4. Acquisitions
Government Medical Services, LLC
On July 6, 2022, Holdings acquired 100% of the outstanding shares of GMS, a provider of medical services. The aggregate purchase price consisted of $20,338,789 in cash consideration. Holdings also agreed to pay GMS an additional $3,000,000 upon GMS meeting certain performance conditions within a year of the closing date of such acquisition. During the year ended December 31, 2023, the Company made the full $3,000,000 payment to settle the contingent liability balance. The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2023.
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
During the year ended December 31, 2024, the Company wrote off $1,315,691 and paid $109,619 of pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company paid $3,000,000 for the remaining purchase price through due to seller during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded $25,770 additional pre-acquisition accounts receivable through due to seller. As of December 31, 2025 and 2024, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $54,426 and $28,656, respectively.
The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2025 but recorded a gain on the change in fair value of contingent consideration in the amount of $13,763 and $374,044 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $426,655. The Company made a payment for the second installment due on the contingent liability in the amount of $265,538 during the year ended December 31, 2025. There was no contingent consideration amount payable for Exceptional as of December 31, 2025 and a contingent consideration amount payable of $265,538 as of December 31, 2024.
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
During the year ended December 31, 2024, the Company wrote off $3,360,067 pre-acquisition accounts receivable through due to seller, the liability established during acquisition. Additionally, the Company made payments in the amount of $8,976 for the remaining purchase price through due to seller during the year ended December 31, 2024. As of December 31, 2025 and 2024, there was no remaining due to seller amounts outstanding.
The Company did not record a change in fair value of contingent consideration for the year ended December 31, 2025 but recorded a (loss) gain on the change in fair value of contingent consideration in the amount of $(187,506) and $338,956 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company made a payment for the first installment due on the contingent liability in the amount of $1,840,026. The Company paid the remaining contingent liability in the amount of $2,008,524 during the year ended December 31, 2024. There was no estimated contingent consideration amount payable for Ryan Brothers as of December 31, 2025 and 2024.
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
The Company did not record a change in fair value of contingent consideration for the years ended December 31, 2025 and 2024 but recorded a gain on the change in fair value of contingent consideration in the amount of $1,990,170 for the year ended December 31, 2023. Additionally, the Company did not record any foreign exchange movements for the year ended December 31, 2025 but recorded foreign exchange movements of $(4,798) and $119,457 for the years ended December 31, 2024 and 2023, respectively. On April 2, 2024, the Company paid the remaining contingent consideration balance in the amount of $600,029. There was no remaining contingent liability balance as of December 31, 2025 and 2024.
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
The Company recorded a (loss) gain on the change in fair value of contingent consideration in the amount of $(2,056,112), $9,565,876 and $(1,265,645) for the years ended December 31, 2025, 2024 and 2023, respectively. On May 29, 2024, the Company paid a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. As the Company already controlled CRMS, and retained control over CRMS subsequent to the CRMS Earnout Payment, the Company accounted for the acquisition of equity interest in CRMS as an equity transaction that increased the carrying value of noncontrolling interest, and decreased the Company’s additional paid-in-capital within stockholders’ equity, by $1,741,202. The estimated contingent consideration amount payable for CRMS was $5,076,592 and $4,707,614 as of December 31, 2025 and 2024, respectively.

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

Professional Technicians, LLC
On February 10, 2025, the Company acquired 100% of the outstanding shares of common stock of PTI, a provider of mobile phlebotomy services. The aggregate purchase price consisted of $3,800,000 of cash consideration paid at closing and $179,081 in deferred consideration. The Company also agreed to pay up to an additional $1,500,000 in contingent consideration upon PTI meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026.

On the date of acquisition, the Company initially recorded estimated contingent consideration in the amount of $240,000. Additionally, the Company recorded pre-acquisition accounts receivable in the amount of $521,806 and other current assets in the amount of $388,641 through due to seller, the liability established during acquisition.
The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for PTI as of December 31, 2025 remained at $240,000.
During the year ended December 31, 2025, the Company recorded $70,741 of additional pre-acquisition other current assets through due to seller, and also paid pre-acquisition accounts receivable and other current assets in the amounts of $418,331 and $459,382, respectively. There was a due to seller balance of $103,475 for PTI as of December 31, 2025.
SteadyMD, Inc.
On October 20, 2025, Holdings acquired 100% of the equity interests in SteadyMD via a statutory merger in which SteadyMD merged with and into STMD Merger Company, LLC (“MergerCo”), with MergerCo surviving the transaction. SteadyMD offers a 50-state virtual clinician workforce that provides telehealth for digital health companies, labs, pharmacies, employers and other healthcare innovators. SteadyMD’s scaled network of virtual providers aligns with the Company’s goal to achieve more efficient delivery of patient care. The aggregate purchase price consisted of $12,958,309 in cash consideration, which included payments to settle specified SteadyMD third-party indebtedness and satisfy convertible noteholders.
The Company also agreed to pay up to an additional $12,500,000 in contingent consideration upon SteadyMD achieving certain net revenue targets during the twelve-month period between January 1, 2026 and December 31, 2026. On the date of acquisition, the Company recorded contingent consideration in the amount of $2,300,000 based on the initial estimate of SteadyMD’s revenue utilizing the probability-weighted expected return method.
The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for SteadyMD as of December 31, 2025 remained at $2,300,000.
The Company recognized $7,578,715 of goodwill, which represents an acquired workforce and the potential synergies associated with the SteadyMD acquisition. All of the goodwill was assigned to the Company’s Mobile Health Services operating segment.
The Company recognized $1,385,358 in transaction costs related to the SteadyMD acquisition for the year ended December 31, 2025, which were reflected within legal and regulatory expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2025 includes revenue of $6,111,138 and a net loss of $12,818,026 attributable to SteadyMD since the date of acquisition.
Primary Care Ambulance Corporation
On December 30, 2025, Holdings acquired certain assets and assumed certain liabilities of PCA. The transaction has been accounted for as a business combination using the acquisition method of accounting in which the Company acquired 100% of PCA’s equity interests. PCA is a provider of both emergency and non-emergency medical transportation based in Staten Island, New York, which allows the Company to geographically expand its current service offerings. The aggregate purchase price consisted of $1,400,000 in cash consideration, of which $1,200,000 was paid at closing and $200,000 was paid prior to closing.
The Company also agreed to pay up to an additional $200,000 in contingent consideration upon the fulfillment of certain continued employment conditions. On the date of acquisition, the Company recorded contingent consideration in the full amount of $200,000 based on the initial estimate that the conditions will be achieved.
The Company did not record a change in the fair value of contingent consideration for the year ended December 31, 2025. The estimated contingent liability for PCA as of December 31, 2025 remained at $200,000.
The Company recognized $864,697 of goodwill which represents an acquired workforce and the potential operational benefits associated with an expanded geographic presence following the PCA acquisition. All of the goodwill was assigned to the Company’s Transportation Services operating segment. The transaction costs of the acquisition did not have a material impact to the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	CRMS	FMC NA	Ambulnz CO	PTI	SteadyMD	PCA	Total
Consideration
Cash consideration	$9,000,000	$4,000,000	$1,848,000	$3,800,000	$12,958,309	$1,400,000	$33,006,309
Stock consideration	1,000,000	3,000,000	—	—	—	—	4,000,000
Deferred consideration	—	—	—	179,081	—	—	179,081
Contingent liability	15,822,190	—	—	240,000	2,300,000	200,000	18,562,190
Total consideration	$25,822,190	$7,000,000	$1,848,000	$4,219,081	$15,258,309	$1,600,000	$55,747,580

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,574,604	$—	$—	$153,682	$1,609,649	$—	$3,337,935
Accounts receivable, net	2,033,533	—	—	521,806	5,991,253	—	8,546,592
Prepaid expenses	—	—	—	36,622	233,711	6,959	277,292
Other current assets	293,478	—	—	388,641	6,737	—	688,856
Property and equipment, net	—	—	—	—	32,856	152,266	185,122
Intangibles, net	15,930,000	—	—	2,224,990	4,700,000	561,444	23,416,434
Operating lease right-of-use asset	—	—	—	—	285,325	100,342	385,667
Other assets	—	—	—	—	17,110	14,634	31,744
Total identifiable assets acquired	19,831,615	—	—	3,325,741	12,876,641	835,645	36,869,642

Accounts payable	28,978	—	—	—	342,390	—	371,368
Accrued liabilities	174,177	—	—	111,223	4,453,989	—	4,739,389
Due to seller	2,448,460	—	—	910,447	—	—	3,358,907
Operating lease liability, current	—	—	—	—	125,925	78,195	204,120
Operating lease liability, non-current	—	—	—	—	159,400	22,147	181,547
Deferred tax liability	—	—	—	—	115,343	—	115,343
Total liabilities assumed	2,651,615	—	—	1,021,670	5,197,047	100,342	8,970,674

Noncontrolling interests	—	2,567,037	2,188,450	—	—	—	4,755,487

Goodwill	8,642,190	—	—	1,915,010	7,578,715	864,697	19,000,612
Additional paid-in-capital	—	4,432,963	(340,450)	—	—	—	4,092,513

Total purchase price	$25,822,190	$7,000,000	$1,848,000	$4,219,081	$15,258,309	$1,600,000	$55,747,580
Unaudited Pro Forma Disclosures
The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2025 and 2024 gives effect to the SteadyMD acquisition as if it had occurred on January 1, 2024. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company. The pro forma financial information for the year ended December 31, 2025 combines the Company’s results with the results of SteadyMD for the period beginning January 1, 2025 through October 20, 2025. The pro forma financial information for the year ended December 31, 2024 combined the Company’s 2024 historical results with the full-year results of SteadyMD.

	Year Ended December 31,
	2025	2024
Revenues, net	$345,620,390	$640,592,971
Net loss	$(198,012,912)	$(3,230,388)
The unaudited pro forma combined financial information presented above includes the accounting effects of the adjustments for amortization charges for acquired intangible assets, fair value adjustments relating to leases and fixed assets, interest expense, transaction costs and the tax effects of the SteadyMD business combination.
The acquisitions of PTI and PCA did not have a material impact on the Company’s Consolidated Financial Statements, and therefore historical and pro forma disclosures have not been presented.
5. Goodwill
The Company recorded an aggregate of $10,358,422 in goodwill in connection with its acquisitions for the year ended December 31, 2025. The Company did not record any goodwill in connection with acquisitions during the year ended December 31, 2024.

During the third quarter of fiscal 2025, the Company noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, which represented a triggering event that required a goodwill impairment assessment. The Company concluded that one reporting unit within its Mobile Health Services operating segment, Rapid Temps, had a fair value less than its carrying value due to its financial performance and downward revisions in projected financial outlook. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $8,718,398 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

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

During the fourth quarter of fiscal 2025, the Company identified an additional impairment triggering event associated with a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a goodwill quantitative impairment assessment. As a result of the quantitative assessment, the Company concluded that several reporting units within the Mobile Health Services, Transportation Services and Corporate operating segments had fair values less than their respective carrying values. The Company therefore recognized a non-cash impairment charge of $49,509,698 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants.

The Company estimated the fair values of the reporting units by utilizing a combination of an income approach, employing a discounted cash flow method, and a market approach, employing a guideline publicly-traded company method. The discounted cash flow method, which estimates fair values based on the present value of future cash flows, requires management to make various assumptions regarding the timing and amounts of these cash flows, including, but not limited to, growth rates, gross profit and EBITDA margins, capital expenditures and the terminal value of the business at the end of the projection period. Management also estimated a discount rate associated with the risk of achieving the projected cash flows, as well as the capital structure of the reporting units. Fair value of the reporting units are, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy for testing goodwill for impairment.

The Company also updated the carrying value of the goodwill in its Consolidated Balance Sheets to reflect the foreign currency translation adjustment. The carrying value of goodwill amounted to $0 and 47,432,550 as of December 31, 2025 and December 31, 2024, respectively. The following table summarizes goodwill by applicable operating segments:

	December 31, 2025			December 31, 2024
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Mobile Health Services	$24,865,586	$(24,865,586)	$—	$14,934,737	$—	$14,934,737
Transportation Services	24,720,320	(24,720,320)	—	23,855,623	—	23,855,623
Corporate	8,642,190	(8,642,190)	—	8,642,190	—	8,642,190
Total	$58,228,096	$(58,228,096)	$—	$47,432,550	$—	$47,432,550

The changes in the carrying value of goodwill by applicable operating segments for the years ended December 31, 2025 and 2024 are as noted in the table below:

	Mobile Health Services	Transportation Services	Corporate	Total
Balance as of December 31, 2023	$15,042,116	$23,855,623	$8,642,190	$47,539,929
Foreign currency translation adjustment	(107,379)	—	—	(107,379)
Balance as of December 31, 2024	14,934,737	23,855,623	8,642,190	47,432,550
Goodwill acquired during the period	9,493,725	864,697	—	10,358,422
Impairment	(24,865,586)	(24,720,320)	(8,642,190)	(58,228,096)
Foreign currency translation adjustment	437,124	—	—	437,124
Balance as of December 31, 2025	$—	$—	$—	$—

6. Intangibles
Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(3,540)	$(244,288)	$—
Operating licenses	Indefinite	9,399,004	450,000	(9,849,004)	—	—
Internally developed software	4-5 years	12,129,913	2,883,827	(288,248)	(14,725,492)	—
Material contracts	Indefinite	62,550	11,444	(73,994)	—	—
Customer relationships	7-14 years	19,993,533	3,897,665	(15,425,390)	(8,465,808)	—
Trademark	8-15 years	405,532	1,100,496	(1,304,101)	(201,927)	—
Non-compete agreements	5 years	100,000	100,000	(145,000)	(55,000)	—
Domain names	10 years	—	15,990	(14,524)	(1,466)	—
Software license agreement	Indefinite	—	500,000	(500,000)	—	—
Acquired developed technology	6 years	—	1,600,000	(1,544,444)	(55,556)	—
Trade credits	5 years	1,500,000	—	(1,500,000)	—	—
		$43,838,360	$10,559,422	$(30,648,245)	$(23,749,537)	$—

	December 31, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$—	$(242,059)	$5,769
Operating licenses	Indefinite	9,399,004	—	—	—	9,399,004
Internally developed software	4-5 years	10,078,087	2,051,826	—	(11,227,960)	901,953
Material contracts	Indefinite	62,550	—	—	—	62,550
Customer relationships	8-9 years	28,337,524	(37,400)	(8,306,591)	(6,504,390)	13,489,143
Trademark	8-15 years	427,531	(21,999)	—	(100,138)	305,394
Non-compete agreements	5 years	100,000	—	—	(35,000)	65,000
Trade credits	5 years	1,500,000	—	—	—	1,500,000
		$50,152,524	$1,992,427	$(8,306,591)	$(18,109,547)	$25,728,813
The intangible assets include a foreign currency translation adjustment in the amount of $124,883 and $(12,455) for the years ended December 31, 2025 and 2024, respectively. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income. During the years ended December 31, 2025 and 2023, the Company did not record any disposal of intangible assets, while for the year ended December 31, 2024, the Company disposed of intangible assets with a cost of $1,540 and accumulated amortization of $276. The Company recorded a loss on disposal of assets of $1,264 for the year ended December 31, 2024.
In connection with the evaluation of the goodwill impairment in the Mobile Health Services operating segment during the third quarter of fiscal 2025 due to the sustained reduction in revenue and forecasts for the business, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. The Company first performed a recoverability test for each asset group by comparing the projected undiscounted cash flows from the use of each asset group to its respective carrying value. The undiscounted cash flows were not sufficient to recover the carrying value of each asset group, and therefore, the Company then compared the carrying value of each finite-lived intangible asset group to its respective fair value to measure the impairment loss. As a result of the quantitative assessment, the Company recognized a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.
In connection with the evaluation of the goodwill impairment during the fourth quarter of 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services and Corporate operating segments. As a result of the assessment, the Company recognized a total non-cash impairment charge of $22,627,902 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

The Company also evaluated its intangible assets as of December 31, 2024 and determined there was an impairment in relation to its customer relationships in CRMS, which is in the Mobile Health Services operating segment. The impairment was a result of reduced growth expectations and decreases in the estimated future cash flows of the asset group, which represented a triggering event that required an evaluation of the underlying finite-lived intangible assets for impairment. As a result of this impairment, the Company recognized a non-cash impairment charge of $8,306,591 for the year ended December 31, 2024 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on its cash flow, liquidity or compliance with debt covenants.

The Company used a discounted cash flow model to estimate the fair value of its intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair value of the intangible asset is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing long-lived assets and indefinite-lived intangible assets for impairment.
The Company recorded amortization expense of $5,582,601, $5,660,818 and $5,249,358 for the periods ended December 31, 2025, 2024 and 2023, respectively.
There is no future amortization expense for the next five years as of December 31, 2025 with respect to the Company’s intangible assets following the impairment charges.

7. Investments
The Company’s ownership interest and carrying amounts of investments as of December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Equity investment without readily determinable fair value	$—	$5,000,000
Equity method investment	—	547,979
Total investments	$—	$5,547,979
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and the estimated recoverable value of the investment. During the year ended December 31, 2024, no impairment losses or upward adjustments were recognized for the equity investments without readily determinable fair value. The Company’s investments in equity securities without readily determinable fair values totaled $0 and $5,000,000 as of December 31, 2025 and 2024, respectively, and are included in investments on the Consolidated Balance Sheets.
Equity Method Investments
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. During the years ended December 31, 2025, 2024 and 2023, the Company made additional investments amounting to $4,784, $310,450 and $298,932, respectively. The Company’s carrying value in RND, an equity method investee, is reflected in investments on the Consolidated Balance Sheets. Changes in value of RND are recorded in loss on equity method investments in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.
During the year ended December 31, 2025, the Company recorded a non-cash impairment charge of $434,222 on its RND investment, which represented an other-than-temporary impairment as a result of RND’s bankruptcy declaration. The Company recorded the impairment charge within loss on equity method investments in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying value of the Company’s investment in RND was $0 as of December 31, 2025 following the impairment.

8. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accrued workers' compensation and other insurance liabilities	$18,229,568	$16,738,835
Accrued general expenses	12,053,483	16,530,363
Accrued payroll	5,511,713	4,374,654
Accrued subcontractors	4,350,051	9,174,499
Accrued bonus	2,644,625	3,078,445
Total accrued liabilities	$42,789,440	$49,896,796
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

On August 7, 2025, the Company amended and restated the Prior Credit Agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (“Revolving Facility”) up to an aggregate principal amount of $55,000,000 and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20,000,000, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement.
As of December 31, 2024, there was a $30,000,000 outstanding balance on the Prior Revolving Facility, and the unused portion of the Prior Revolving Facility was $60,000,000. As of December 31, 2025, the Company had no borrowings outstanding and the unused portion of the Revolving Facility was $55,000,000. The Company incurred $998,151, $2,162,753 and $359,330 in interest charges relating to its Prior Revolving Facility for the years ended December 31, 2025, 2024 and 2023, respectively, which is reflected in interest (expense) income, net on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of December 31, 2025, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of December 31, 2025, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $6,401, inclusive of interest ranging from 2.50% to 8.15%. The loan notes mature at various times from May 2026 through April 2030 and are secured by transportation equipment. During the year ended December 31, 2024, the Company fully repaid one of its loan payables that was originally scheduled to mature in August 2026 amounting to $38,949.
The following table summarizes the Company’s notes payable:

	December 31, 2025	December 31, 2024
Equipment and financing loans payable, between 2.50% and 8.15% interest and maturing between May 2026 and April 2030	$235,583	$17,730
Total notes payable	235,583	17,730
Less: current portion of notes payable	51,740	12,515
Total non-current portion of notes payable	$183,843	$5,215
Interest expenses (income) were $15,960, $3,407 and $(201,883) for the periods ended December 31, 2025, 2024 and 2023, respectively.
Future minimum annual maturities of notes payable as of December 31, 2025 are as follows:

Notes Payable
2026	$51,740
2027	50,027
2028	54,260
2029	58,851
2030	20,705
Total maturities	235,583
Current portion of notes payable	(51,740)
Long-term portion of notes payable	$183,843
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

In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision makers. The Company has also disclosed an amount for other segment items, which are amounts included in (loss) income from operations that are not regularly provided to the chief operating decision makers. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, impairment expenses and other general and administrative expenses such as management fees, occupancy expense and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.
Operating results for the business segments of the Company as of and for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Year Ended December 31, 2025
Revenues	$121,430,392	$200,765,608	$—	$322,196,000
Significant Segment Expenses	111,778,346	161,902,590	41,522,269	315,203,205
Personnel costs	74,288,366	136,751,010	37,470,607	248,509,983
Subcontractor costs	31,898,007	11,922,006	4,051,662	47,871,675
Vehicle costs	5,591,973	13,229,574	—	18,821,547
Other segment items	64,005,268	81,191,551	39,829,476	185,026,295
Loss from operations	(54,353,222)	(42,328,533)	(81,351,745)	(178,033,500)
Depreciation and amortization expense	3,618,079	8,131,242	3,912,544	15,661,865
Stock compensation	4,951,476	162,641	12,327,901	17,442,018
Intangible asset impairment	20,278,880	10,941,800	(572,435)	30,648,245
Loss on change in fair value of contingent consideration	2,056,112	—	—	2,056,112
Goodwill impairment	24,865,586	24,720,320	8,642,190	58,228,096
Equity investment impairment	—	—	5,000,000	5,000,000

Total assets	67,687,015	95,912,459	53,503,538	217,103,012
Long-lived assets	5,265,507	35,225,491	3,008,634	43,499,632
Capital expenditures	8,237,279	10,630,035	5,745,661	24,612,975

Year Ended December 31, 2024
Revenues	$423,126,040	$193,429,092	$—	$616,555,132
Significant Segment Expenses	248,887,401	157,386,875	38,938,940	445,213,216
Personnel costs	115,480,700	120,548,486	34,009,595	270,038,781
Subcontractor costs	125,495,305	19,463,199	4,929,345	149,887,849
Vehicle costs	7,911,396	17,375,190	—	25,286,586
Other segment items	80,212,789	38,087,398	24,353,003	142,653,190
Income (loss) from operations	94,025,850	(2,045,181)	(63,291,943)	28,688,726

Depreciation and amortization expense	4,770,367	8,305,049	2,809,482	15,884,898
Stock compensation	6,033,516	274,207	7,326,363	13,634,086
Finite-lived intangible asset impairment	8,306,591	—	—	8,306,591
Gain on change in fair value of contingent consideration	(9,392,133)	—	—	(9,392,133)

Total assets	208,739,901	134,169,086	112,712,145	455,621,132
Long-lived assets	36,515,356	68,846,225	9,977,190	115,338,771
Capital expenditures	2,815,218	9,324,171	2,179,585	14,318,974

Year Ended December 31, 2023
Revenues	$442,793,537	$181,495,105	$—	$624,288,642
Significant Segment Expenses	283,980,203	146,950,131	44,139,528	475,069,862
Personnel costs	122,233,677	116,689,011	40,156,572	279,079,260
Subcontractor costs	155,134,128	15,380,523	3,982,956	174,497,607
Vehicle costs	6,612,398	14,880,597	—	21,492,995
Other segment items	78,450,514	31,003,597	24,709,689	134,163,800
Income (loss) from operations	80,362,820	3,541,377	(68,849,217)	15,054,980
Depreciation and amortization expense	4,226,657	9,393,895	2,811,340	16,431,892
Stock compensation	1,698,350	1,434,505	17,836,319	20,969,174
Gain on change in fair value of contingent consideration	(1,437,525)	—	—	(1,437,525)

Total assets	280,646,925	132,178,214	77,626,818	490,451,957
Long-lived assets	32,841,680	78,848,587	11,952,528	123,642,795
Capital expenditures	30,163,882	20,254,373	597,283	51,015,538
Long-lived assets include property and equipment, goodwill, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes Long-lived assets by geographic location as of December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Primary Geographical Markets
U.S.	$35,052,182	$96,380,597	$103,779,506
U.K.	8,447,450	18,958,174	19,863,289
Total long-lived assets	$43,499,632	$115,338,771	$123,642,795
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

The New Repurchase Program was originally set to expire on December 31, 2024. On December 20, 2024, the Board approved an extension of the expiration date to June 30, 2025; on June 12, 2025, the Board approved a further extension to December 31, 2025; and on December 12, 2025, the Board approved an additional extension to June 30, 2026. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

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
During the years ended December 31, 2025 and December 31, 2024, the Company repurchased and subsequently cancelled 4,481,069 and 3,647,342 shares of Common Stock for $10,828,906 and $13,756,271, respectively. There were no shares repurchased during the year ended December 31, 2023.
13. Stock Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from one to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of December 31, 2025, approximately 6.0 million employee stock options had vested.
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
No stock options were granted during the year ended December 31, 2025. The following assumptions were used to compute the fair value of the stock option grants during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.19% - 4.54%	4.10% - 4.87%
Expected term (in years)	5.56	6.25
Volatility	60.72% - 71.18%	52.37% - 62.29%
Dividend yield	—%	—%
The following table summarizes the Company’s stock option activity under the Plan for the years ended December 31, 2025, 2024 and 2023:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2022	11,571,308	$7.11	9.05	$39,389,063
Granted	1,566,010	7.93	—	—
Exercised	(514,065)	3.55	—	—
Cancelled	(680,989)	7.52	—	—
Balance as of December 31, 2023	11,942,264	7.36	8.16	3,961,556
Granted	506,822	3.59	—	—
Exercised	(16,559)	1.59	—	—
Cancelled	(4,265,031)	7.69	—	—
Balance as of December 31, 2024	8,167,496	6.98	7.32	2,521,202
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(820,961)	7.66	—	—
Balance as of December 31, 2025	7,346,535	$6.93	5.59	$—
Options vested and exercisable as of December 31, 2025	6,026,254	$7.06	5.17	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Common Stock price and the exercise price of the stock options. The weighted average grant date fair value per share for stock option grants during the years ended December 31, 2024 and 2023 was $3.59 and $7.93, respectively.
For the years ended December 31, 2025, 2024 and 2023, the total recorded stock-based compensation related to stock option awards granted was $5,675,187, $6,652,789, and $11,795,320, respectively.
As of December 31, 2025, 2024 and 2023, the total unrecognized compensation related to unvested stock option awards granted was $3,245,364, $11,246,649 and $29,058,756, respectively, which the Company expects to recognize over a weighted-average period of approximately 1.11 years as of December 31, 2025.

Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.
The following is a summary of the RSU activity for the years ended December 31, 2025, 2024 and 2023:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2022	305,587	$8.35
Granted	3,104,766	6.15
Vested	(986,258)	8.61
Forfeited	—	—
Balance as of December 31, 2023	2,424,095	5.61
Granted	3,009,868	3.94
Vested	(1,205,460)	4.82
Forfeited	(159,516)	4.92
Balance as of December 31, 2024	4,068,987	4.63
Granted	6,452,636	1.07
Vested	(1,540,434)	4.38
Forfeited	(461,216)	5.17
Balance as of December 31, 2025	8,519,973	$1.95
Vested and unissued as of December 31, 2025	46,143	$1.40
Non-vested as of December 31, 2025	8,473,830	$1.96
The total grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $6,926,027, $11,854,256, and $19,526,515, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $6,392,516, $5,783,838, and $9,101,027, respectively.
As of December 31, 2025, 2024 and 2023, the total unrecognized compensation related to unvested RSUs granted was $15,607,125, $17,458,680 and $12,602,662, respectively, which is expected to be recognized over a weighted-average period of approximately 3.2 years as of December 31, 2025.
Performance-based Stock Units
The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $5,374,315, $1,197,459 and $72,827, respectively.

As of December 31, 2025, 2024 and 2023, the total unrecognized compensation related to unvested PSUs granted was $7,550,652, $8,332,535, and $5,527,166, respectively. The cost is expected to be recognized over a weighted-average period of approximately 3.0 years as of December 31, 2025.
PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)
As of December 31, 2025, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and vests based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period. The vesting period for employees is four years.
The following is a summary of the revenue PSU activity for the years ended December 31, 2025, 2024 and 2023:

	Revenue PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance as of December 31, 2022	—	$—
Granted	1,085,270	5.16
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2023	1,085,270	5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	(217,054)	5.16
Balance as of December 31, 2024	868,216	5.16
Granted	—	—
Vested	(434,110)	5.16
Forfeited	(77,519)	5.16
Performance adjustment	—	—
Balance as of December 31, 2025	356,587	$5.16
PSU Grants with Market Condition (TSR Performance Share Unit Grants)
As of December 31, 2025, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2028.
The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.

No PSUs with a market condition were granted during the year ended December 31, 2023. The following assumptions were used in the Monte Carlo calculation for TSR PSU awards granted during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Valuation date price	$0.92	$4.19
Expected company volatility	65.86%	68.05%
Expected peer group volatility	93.20%	90.63%
Expected term (in years)	3.05	3.05
Risk-free interest rate	3.55%	4.10%
The following is a summary activity of the PSUs with a market condition for the years ended December 31, 2025 and 2024:

	TSR PSUs	Weighted-Average Grant Date Fair Value Per PSU
Balance as of December 31, 2023	—	$—
Granted	1,205,251	7.17
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2024	1,205,251	7.17
Granted	1,863,955	1.62
Vested	—	—
Forfeited	(544,949)	6.88
Balance as of December 31, 2025	2,524,257	$3.13
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

Lease Costs
The table below comprises lease expenses for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
Components of total lease cost:
Operating lease expense	$5,391,278	$3,851,686	$3,418,134
Finance lease expense:
Amortization of right-of-use assets	5,216,009	4,617,262	6,352,754
Interest on lease liabilities	958,553	769,041	600,239
Finance lease expense	6,174,562	5,386,303	6,952,993
Short-term lease expense	820,215	2,580,933	1,678,487
Total lease cost	$12,386,055	$11,818,922	$12,049,614
Lease Payments
The table below comprises lease payments for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
Components of total lease payments:
Operating lease payments	$5,131,291	$3,711,545	$3,287,125
Finance lease payments	5,385,581	4,334,463	4,270,553
Total lease payments	$10,516,872	$8,046,008	$7,557,678
Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Gain (Loss) on Lease Remeasurement
During the year, the Company reassessed the use of some office spaces, resulting in the early termination of leased office spaces. The Company recorded a gain from remeasurement of operating lease of $656, a loss of $(13,469), and a gain of $4,566 for the years ended December 31, 2025, 2024 and 2023, respectively.
Sublease Income
During the year ended December 31, 2025, the Company subleased a portion of its corporate office space in New York, NY. The sublease entered into has a lease term of one year and four months and has been classified as an operating lease by the Company. Sublease income was $326,205, $9,373, and $0 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company continues to sublease its office space in Houston, TX. The sublease was entered in 2023, has a lease term of three years and has been classified as an operating lease by the Company. Sublease income was $77,762, $75,931, and $12,580 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company used to sublease its office in Colorado and the lease term ended in February 2023. Sublease income was $8,522 for the year ended December 31, 2023. The Company recognizes sublease income as rental income, presented in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income under other (expense) income.

Lease Position as of December 31, 2025 and 2024
Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Assets
Lease right-of-use assets	$11,520,781	$11,958,698
Total lease assets	$11,520,781	$11,958,698

Liabilities
Current liabilities:
Lease liability - current portion	$4,650,953	$3,844,561
Noncurrent liabilities:
Lease liability, net of current portion	7,563,664	8,599,072
Total lease liability	$12,214,617	$12,443,633

Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of December 31, 2025:

Weighted average remaining lease term (in years) - operating leases	3.08
Weighted average discount rate - operating leases	5.96%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of December 31, 2025 are as follows:

Operating Leases
2026	$5,252,299
2027	3,723,164
2028	2,735,201
2029	1,355,260
2030	153,941
Thereafter	208,043
Total future minimum lease payments	13,427,908
Less effects of discounting	(1,213,291)
Present value of future minimum lease payments	$12,214,617
Finance Leases
The Company leases vehicles under non-cancelable finance lease agreements with a liability of $16,727,594 and $14,725,605 as of December 31, 2025 and 2024, respectively, and a right-of-use net of $17,420,424 and $15,337,299 as of

December 31, 2025 and 2024, respectively (accumulated depreciation of $11,739,994 and $9,128,202 as of December 31, 2025 and 2024, respectively).

Loss on Lease Remeasurement
During the year, the Company returned a number of leased vehicles, resulting in the termination of contract of these leased vehicles. The Company recorded a loss on remeasurement of finance lease of $43,023, $18,894 and $5,432 during the years ended December 31, 2025, 2024 and 2023, respectively.
Lease Position as of December 31, 2025 and 2024
Right-of-use lease assets and lease liabilities for the Company’s finance leases were recorded in the Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Assets
Lease right-of-use assets	$17,420,424	$15,337,299
Total lease assets	$17,420,424	$15,337,299

Liabilities
Current liabilities:
Lease liability - current portion	$5,509,687	$4,694,467
Noncurrent liabilities:
Lease liability, net of current portion	11,217,907	10,031,138
Total lease liability	$16,727,594	$14,725,605
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of December 31, 2025:

Weighted average remaining lease term (in years) - finance leases	3.37
Weighted average discount rate - finance leases	5.90%

Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of December 31, 2025 are as follows:

Finance Leases
2026	$6,348,226
2027	5,213,744
2028	3,931,548
2029	2,288,850
2030	736,100
Thereafter	—
Total future minimum lease payments	18,518,468
Less effects of discounting	(1,790,874)
Present value of future minimum lease payments	$16,727,594
15. Other Expense (Income)

The Company recognized $9,465,489, $939,724 and $(1,238,313) of other expense (income) for the years ended December 31, 2025, 2024 and 2023, respectively, as set forth in the table below.

	Year Ended December 31,

	2025	2024	2023
Interest expense (income), net	$1,242,161	$1,929,207	$(1,684,399)
Loss (gain) on change in fair value of contingent consideration	2,056,112	(9,392,133)	(1,437,525)
Finite-lived intangible asset impairment	—	8,306,591	—
Loss on equity method investments	552,763	316,044	343,336
Equity investment impairment	5,000,000	—	—
Loss on remeasurement of operating and finance leases	42,367	32,363	866
Loss (gain) on disposal of assets	39,668	(23,682)	852,544
ABC litigation	—	—	1,000,000
Other expense (income)	532,418	(228,666)	(313,135)
Total other expense (income)	$9,465,489	$939,724	$(1,238,313)
16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services

Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $1,225,422, $1,207,843 and $916,370 for the years ended December 31, 2025, 2024 and 2023, respectively.

Included in accounts payable were $0 and $55,545 due to related parties as of December 31, 2025 and 2024, respectively. Included in accrued liabilities were $57,615 and $0 due to related parties as of December 31, 2025 and 2024, respectively, related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services for the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $56,819, $155,749 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in accounts payable were $0 and $17,149 due to related parties as of December 31, 2025 and 2024, respectively. Included in accrued liabilities were $0 and $13,097 due to related parties as of December 31, 2025 and 2024, respectively, related to subcontractor services.
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
As compensation for his services during the Capone Consulting Period, and subject to his compliance with the Transition Agreement, including the execution and non-revocation of a general release of claims in favor of the Company, Mr. Capone received a monthly consulting fee of $45,000 and subsidized premiums for continued group health plan coverage for the duration of the Capone Consulting Period. Mr. Capone did not receive new equity awards or incentive compensation under the Company’s equity incentive compensation program during the Capone Consulting Period. The Transition Agreement further acknowledges and affirms that Mr. Capone will be bound by and comply with certain restrictive covenants. The Company made payments to Anthony Capone totaling $0, $180,000, and $90,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of December 31, 2025, and 2024 related to the Transition Agreement.
Consulting Agreement - Stan Vashovsky

On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $35,000 and $105,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the years ended December 31, 2025 and 2024, respectively.

There were no amounts included in accounts payable and accrued liabilities as of December 31, 2025 and 2024 related to the Vashovsky Consulting Agreement.

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

As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made payments to Steven Katz totaling $2,500, $5,000, and $0 for the years ended December 31, 2025, 2024, and 2023, respectively.

Included in accounts payable were $0 and $2,500 due to related parties as of December 31, 2025 and 2024, respectively, related to the Katz Consulting Agreement. There were no amounts included in accrued liabilities as of December 31, 2025 and 2024.

17. Income Taxes
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consists of the following:

	Year Ended December 31,
	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal statutory income tax rate	$(39,374,788)	21.00%	$5,827,290	21.00%	$3,421,592	21.00%
Domestic federal
Nontaxable or nondeductible items
Meals and entertainment	158,754	(0.08)%	226,265	0.82%	320,563	1.97%
Effect of stock compensation	1,512,494	(0.81)%	817,237	2.95%	2,561,573	15.72%
Section 162(m) limitation	464,020	(0.26)%	646,791	2.33%	1,048,370	6.43%
Effect of contingent consideration	—	—%	—	—%	300,718	1.85%
Other	9,362	—%	66,567	0.24%	63,069	0.39%
Changes in valuation allowances	35,296,122	(18.82)%	—	—%	—	—%
Taxes payable adjustment	66,155	(0.04)%	(1,135,108)	(4.09)%	384,371	2.36%
Deferred adjustment	557,561	(0.30)%	2,825,158	10.18%	(4,846,351)	(29.74)%
Noncontrolling interest	1,836,617	(0.98)%	1,293,705	4.66%	—	—%
Other	(16)	—%	(406)	—%	(87,637)	(0.54)%
Domestic state and local income taxes, net of federal effect (a)	5,818,079	(3.10)%	3,317,061	11.95%	3,384,775	20.77%
Foreign tax effect
United Kingdom
Nontaxable or nondeductible items
Impairment	2,156,780	(1.15)%	—	—%	—	—%
Other	5,736	—%	—	—%	—	—%
Changes in valuation allowances	1,842,587	(0.98)%	4,979,991	17.94%	(312,671)	(1.92)%
Statutory tax rate differences	(373,656)	0.20%	(95,953)	(0.35)%	6,593	0.04%
Deferred adjustment	(381,082)	0.20%	(4,476,129)	(16.13)%	—	—%
Other	(726,559)	0.39%	95,953	0.35%	—	—%
Effective income tax rate	$8,868,166	(4.73)%	$14,388,422	51.85%	$6,244,965	38.33%

(a) State taxes in New York and local taxes in New York City made up the majority (greater than 50%) of the tax effect of this category for the fiscal years ended December 31, 2023 and December 31, 2025. State taxes in New York, local taxes in New York City, and state taxes in California made up the majority (greater than 50%) of the tax effect of this category for the fiscal year ended December 31, 2024.

The components of net (loss) income before income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Net (loss) income before income tax expense:
U.S.	$(175,480,870)	$30,324,223	$16,856,334
Foreign	(12,018,119)	(2,575,221)	(563,041)
Total net (loss) income before income tax expense:	$(187,498,989)	$27,749,002	$16,293,293
The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense:
U.S. federal	$346,042	$6,182,372	$2,555,164
U.S. state and local	777,059	4,739,545	5,671,320
	1,123,101	10,921,917	8,226,484
Deferred income tax expense (benefit):
U.S. federal	2,729,737	3,250,410	1,650,695
U.S. state and local	5,015,328	216,095	(3,256,914)
Foreign	—	—	(375,300)
	7,745,065	3,466,505	(1,981,519)
Total income tax expense:
U.S. federal	3,075,779	9,432,782	4,205,859
U.S. state and local	5,792,387	4,955,640	2,414,406
Foreign	—	—	(375,300)
	$8,868,166	$14,388,422	$6,244,965
Cash paid for income taxes (net of refunds) consist of the following:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$954,000	$2,577,271	$5,452,000
U.S. state and local
New York	3,594,985	1,034,331	2,082,361
New York City	2,019,803	1,848,186	1,825,051
Other	(86,170)	421,076	916,698
Total U.S. state	5,528,618	3,303,593	4,824,110
Cash paid for income taxes, net of refunds	$6,482,618	$5,880,864	$10,276,110

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit loss	$2,240,224	$1,519,406
Accrued expenses	1,341,387	901,403
Lease liabilities	5,954,684	6,001,016
Intangible assets	17,324,699	—
Stock compensation	7,438,850	5,982,385
Investments	5,179,361	—
Research and development expense	1,934,989	1,399,066
Net operating loss	28,485,951	8,990,407
Charitable contributions	71,813	—
Disallowed interest expense	351,744	—
U.K. capital allowance	578,387	372,011
Other	294,381	—
Total deferred tax asset	71,196,470	25,165,694

Valuation allowance	(63,639,959)	(6,187,664)
Deferred income tax assets, net of allowance	7,556,511	18,978,030

Deferred tax liabilities:
Prepaid expenses	(428,676)	(1,007,405)
Fixed assets	(816,079)	(1,624,343)
Right-of-use assets	(5,772,892)	(5,903,840)
Intangible assets	—	(1,645,161)
Investments	—	(349,389)
Other	—	(25,858)
Total deferred tax liability	(7,017,647)	(10,555,996)

Deferred tax assets, net of allowance	$538,864	$8,422,034
The Company has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax asset will not be realized and, accordingly, has provided a valuation allowance against its net deferred tax asset as of December 31, 2025 and 2024.
As of December 31, 2025, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $47,092,015, $0 and $0, respectively. As of December 31, 2025, 2024, and 2023, the Company had approximately $29,562,703, $24,273,354 and $10,737,510, respectively, of foreign net operating loss carryforwards. As of December 31, 2025, 2024 and 2023, the Company had state net operating loss carryforward of approximately $134,387,803, $36,878,259 and $36,422,543, respectively. The federal net operating loss carryforwards generated after December 31, 2017 of $47,092,015 carry forward indefinitely. State and foreign net operating loss carryforwards generated in the tax years from 2017 to 2020 will begin to expire, if not utilized, by 2040. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar provisions.
The difference between the statutory income taxes on the Company’s pre-tax loss and the Company’s effective income tax rate during the years ended December 31, 2025 and 2024 is primarily due to a recorded valuation allowance and other state taxes. The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $63,639,959 and $6,187,664, respectively. The net change in the total valuation allowance for the years ended December 31, 2025, and 2024 was an increase of $57,452,295 and $4,979,991, respectively.
In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended December 31, 2025, 2024, and 2023.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, open years related to all jurisdictions are 2024, 2023 and 2022. The Company has an on-going tax audit in California as of December 31, 2025.
In July 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws did not have a material impact on the Consolidated Financial Statements or the effective income tax rate.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company did not make any employer contributions to this plan during the years ended December 31, 2025, 2024, and 2023.
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
Given the overlapping claims and time periods presented in the California Labor Actions, in an effort to reach a global resolution, these actions were mediated concurrently on February 5, 2025. The parties reached a resolution, in principle, at the mediation for a settlement amount of $220,000. Thereafter, the parties executed the settlement documents memorializing that resolution, and a motion for preliminary approval of the settlement was filed.

The hearing on the motion for preliminary approval of the settlement was held on February 6, 2026, at which the court ordered that the parties revise minor terms in the settlement agreement and file supplemental papers. The hearing on the motion for final approval of the settlement is scheduled for August 3, 2026.

Stockholder Actions

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. On March 28, 2025, the motion was granted in part and denied in part. On April 25, 2025, the remaining defendants answered the complaint. The parties have reached an agreement to settle the action for an amount of $12,500,000, and on November 18, 2025, the district court entered an order granting preliminary approval of the parties’ settlement agreement, directing notice to the settlement class, and scheduling a final fairness hearing for March 24, 2026. Such amount is covered by the Company’s insurance policy, subject to retention.

On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the Delaware Court of Chancery consolidated the two derivative actions, and the parties agreed that the complaint filed in the Daboul action should serve as the operative complaint. The defendants moved to dismiss the consolidated action in October 2025, and rather than oppose, plaintiffs amended their complaint. Defendants moved to dismiss the amended complaint on February 2, 2026, and their motion is currently due to be fully briefed in April 2026. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any.

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

On May 2, 2025, the court entered an order granting preliminary approval of the parties’ settlement agreement, directing notice to the settlement class and scheduling a final fairness hearing for August 22, 2025. The settlement class members then had a period of time to file a claim for the benefits under the settlement. The final fairness hearing took place as scheduled on August 22, 2025, and the court entered an order finally approving the settlement and dismissing the action. The settlement is on a claims-made basis, and the cost of the Cybersecurity Action settlement, including all allowed claims filed by settlement class members, plaintiff attorneys’ fees, plaintiff service awards, and the cost of administration, is expected to total approximately $337,198. Such amount is covered by the Company’s cybersecurity insurance.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company’s government contract work declined in 2025, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Liquidity and Going Concern

Refer to Note 2 for the Company’s liquidity and going concern assessment.

Nasdaq Notice

On January 26, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, based upon the closing bid price of the Common Stock from December 9, 2025 to January 23, 2026, the Company is not currently in compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice—or until July 27,

2026—to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 27, 2026.

If the Company is not in compliance with the Minimum Bid Requirement by July 27, 2026, the Company may be eligible for a second 180 calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The Notice had no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and therefore, the Company’s listing remains fully effective.
21. Subsequent Events
The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and has determined that there were no events occurring after the balance sheet date that would require adjustments to the financial statements or additional disclosures.

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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
In the fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as indicated below, the information required under this Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Proxy Statement”).
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
2.1†
Agreement and Plan of Merger, dated as of March 8, 2021, by and among the Company, Motion Merger Sub Corp. and Ambulnz, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2021).

2.2†
Agreement and Plan of Merger, dated as of October 20, 2025, by and among Ambulnz Holdings, LLC, STMD Merger Company, LLC, SteadyMD, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2025).

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

10.6#
Executive Employment Agreement, dated November 2, 2023, by and between the Company and Lee Bienstock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2023).

10.7#
Amended and Restated Engagement Letter, dated April 18, 2024, by and between the Company and Ely D. Tendler Strategic and Legal Services, PLLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024).

10.8#	Amended and Restated Form of Indemnification Agreement of DocGo Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024).
10.9
Stock Escrow Agreement, dated as of November 5, 2021, by and among the Company, Motion Acquisition LLC and Continental Stock & Transfer Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.10#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Director Form) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.11#
Form of Grant Notice for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.12#
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

10.14#
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units under the DocGo Inc. 2021 Stock Incentive Plan (Employee Form) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.15#
Form of 2023 Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by Reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

10.16#
Form of 2024 Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.17#*	Form of 2025 Performance Stock Unit Grant Notice and Agreement under the DocGo Inc. 2021 Stock Incentive Plan.
10.18
Amended and Restated Credit Agreement, dated August 7, 2025, among the Company, the Guarantors and Lender party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.19*	First Amendment to Amended and Restated Credit Agreement, dated November 25, 2025, by and between the Company, the Guarantors and Lenders party thereto, and Citibank, N.A., as administrative agent.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).
21.1*	Subsidiaries of DocGo Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DocGo Inc. Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished

*Filed herewith.
**Furnished herewith.
#Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCGO INC.

Date: March 16, 2026	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Bienstock	Chief Executive Officer and Director	March 16, 2026
Lee Bienstock	(principal executive officer)

/s/ Norman Rosenberg	Chief Financial Officer	March 16, 2026
Norman Rosenberg	(principal financial and accounting officer)

/s/ Stephen K. Klasko	Chair of the Board	March 16, 2026
Stephen K. Klasko

/s/ Michael Burdiek	Director	March 16, 2026
Michael Burdiek

/s/ Vina Leite	Director	March 16, 2026
Vina Leite

/s/ Ira Smedra	Director	March 16, 2026
Ira Smedra

/s/ Ely D. Tendler	Director	March 16, 2026
Ely D. Tendler

/s/ James M. Travers	Director	March 16, 2026
James M. Travers