Form 10-Q
period 2026-03-31
DocGo Inc.
filed 2026-05-11
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2026, 98,778,413 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$35,675,081	$51,018,657
Accounts receivable, net of allowance for credit loss of $8,503,759 and $8,299,053 as of March 31, 2026 and December 31, 2025, respectively	93,965,449	92,893,216
Prepaid expenses	5,276,630	4,790,215
Other current assets	3,248,628	3,697,371
Total current assets	138,165,788	152,399,459
Property and equipment, net	13,637,905	14,558,427
Intangibles, net	644,134	—
Restricted cash and cash equivalents	11,140,255	1,466,121
Restricted investments (amortized cost of $13,101,884 and $15,737,694 as of March 31, 2026 and December 31, 2025, respectively)	13,119,276	15,845,875
Operating lease right-of-use assets	10,248,516	11,520,781
Finance lease right-of-use assets	18,120,270	17,420,424
Deferred tax assets	814,032	538,864
Other assets	3,336,687	3,353,061
Total assets	$209,226,863	$217,103,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,866,403	$11,110,867
Accrued liabilities	44,728,154	42,789,440
Notes payable, current	49,278	51,740
Due to seller	338,360	336,982
Contingent consideration, current	8,100,376	3,040,377
Operating lease liability, current	4,288,907	4,650,953
Finance lease liability, current	5,845,230	5,509,687
Total current liabilities	77,216,708	67,490,046

Notes payable, non-current	171,714	183,843
Contingent consideration, non-current	2,476,216	4,776,215
Operating lease liability, non-current	6,610,293	7,563,664
Finance lease liability, non-current	11,541,541	11,217,907
Total liabilities	98,016,472	91,231,675
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 98,778,413 and 98,640,059 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	9,878	9,864
Additional paid-in-capital	328,618,933	325,416,366
Accumulated deficit	(198,564,926)	(183,801,795)
Accumulated other comprehensive income	2,247,984	2,387,404
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	132,311,869	144,011,839
Noncontrolling interests	(21,101,478)	(18,140,502)
Total stockholders’ equity	111,210,391	125,871,337
Total liabilities and stockholders’ equity	$209,226,863	$217,103,012
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2026	2025
Revenues, net	$75,550,484	$96,033,055
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	51,667,588	65,185,060
Operating expenses:
General and administrative	30,835,068	32,902,070
Depreciation and amortization	2,647,107	3,761,391
Legal and regulatory	5,034,130	4,210,823
Technology and development	3,705,049	3,639,444
Sales, advertising and marketing	372,633	331,705
Total expenses	94,261,575	110,030,493
Loss from operations	(18,711,091)	(13,997,438)
Other income (expense):
Interest expense, net	(99,732)	(426,284)
Loss on change in fair value of contingent consideration	(2,760,000)	—
Insurance proceeds	4,687,798	—
Loss on equity method investment	—	(40,698)
Loss on remeasurement of operating and finance leases	—	(40,837)
(Loss) gain on disposal of fixed assets	(62,493)	15,139
Other income (expense)	264,964	(312,869)
Total other income (expense)	2,030,537	(805,549)

Net loss before income tax (expense) benefit	(16,680,554)	(14,802,987)
(Provision for) benefit from income taxes	(19,283)	3,723,687
Net loss	(16,699,837)	(11,079,300)
Net loss attributable to noncontrolling interests	(1,936,706)	(1,673,985)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	(14,763,131)	(9,405,315)
Other comprehensive (loss) income
Unrealized loss on investments, net of tax	(71,904)	—
Foreign currency translation adjustment	(67,516)	495,538
Total comprehensive loss	$(14,902,551)	$(8,909,777)

Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.15)	$(0.09)
Weighted-average shares outstanding - Basic	98,746,095	101,594,579
Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.15)	$(0.09)
Weighted-average shares outstanding - Diluted	98,746,095	101,594,579
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Foreign currency translation	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	98,640,059	$9,864	$325,416,366	$(183,801,795)	$2,387,404	$(18,140,502)	$125,871,337
Common stock repurchased	—	—	—	—	—	—	—
Stock-based compensation	173,085	17	3,224,767	—	—	—	3,224,784
Shares withheld for taxes	(34,731)	(3)	(22,200)	—	—	—	(22,203)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,936,706)	(1,936,706)
Distributions paid to noncontrolling interests	—					(1,024,270)	(1,024,270)
Other comprehensive loss	—	—	—	—	(139,420)	—	(139,420)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(14,763,131)	—	—	(14,763,131)
Balance - March 31, 2026	98,778,413	$9,878	$328,618,933	$(198,564,926)	$2,247,984	$(21,101,478)	$111,210,391
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,699,837)	$(11,079,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,266,513	1,220,806
Amortization of intangible assets	21,038	1,299,142
Amortization of finance lease right-of-use assets	1,359,556	1,241,443
Loss (gain) on disposal of fixed assets	62,493	(15,139)
Deferred income tax expense	(253,775)	(3,927,428)
Accretion of discount related to restricted investments	(78,004)	—
Loss on equity method investments	—	40,698
Bad debt expense	1,732,911	1,247,991
Stock-based compensation	3,224,784	4,830,312
Loss on remeasurement of operating and finance leases	—	40,837
Loss on change in fair value of contingent consideration	2,760,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,803,766)	31,437,734
Prepaid expenses and other current assets	(37,672)	(386,734)
Other assets	16,374	538,190
Accounts payable	2,700,501	(8,308,173)
Accrued liabilities	1,938,714	(9,148,984)
Operating lease liabilities and right-of-use assets	132,363	185,334
Net cash (used in) provided by operating activities	(4,657,807)	9,216,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(430,310)	(1,029,626)
Purchase of intangibles	(665,172)	(712,711)
Acquisition of a business, net of cash acquired	—	(3,646,318)
Purchase of restricted investments	(1,731,066)	—
Proceeds from sale and maturity of restricted investments	4,463,765	—
Proceeds from disposal of property and equipment	21,903	94,341
Net cash provided by (used in) investing activities	1,659,120	(5,294,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(14,551)	(3,060)
Earnout payments on contingent liabilities	—	(265,538)
Distributions paid to noncontrolling interest	(1,024,270)	—
Payments for taxes related to shares withheld for employee taxes	(22,203)	(1,200,977)
Common stock repurchased	—	(5,751,954)
Payments on obligations under finance lease	(1,403,655)	(1,296,887)
Net cash used in financing activities	(2,464,679)	(8,518,416)

Effect of exchange rate changes on cash and cash equivalents	(206,076)	317,738

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(5,669,442)	(4,278,263)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	52,484,778	107,337,307
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$46,815,336	$103,059,044

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$47,031	$561,707
Cash paid for interest on finance lease liabilities	$248,568	$220,055
Cash paid for income taxes	$15,791	$1,906,712
Right-of-use assets obtained in exchange for lease liabilities	$2,114,291	$5,966,095

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$55,035	$438,738

Reconciliation of cash and restricted cash
Cash	$35,675,081	$79,007,535
Restricted cash	11,140,255	24,051,509
Total cash and restricted cash shown in statement of cash flows	$46,815,336	$103,059,044
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

The Company conducts business in three operating segments: Mobile Health Services, Transportation Services and Corporate. Mobile Health Services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved, population groups, typically through arrangements with municipalities, which include both physical and mental healthcare services. The services offered by this segment include virtual care and diagnostics, remote patient monitoring, phlebotomy, addressing gaps in care and primary care physician services. Transportation Services encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities. The Company’s Corporate segment primarily represents shared services and personnel that support both the Mobile Health Services and Transportation Services segments. It contains operating expenses such as information technology costs, certain insurance costs and the compensation costs of senior and executive leadership. None of the Company’s revenues or cost of revenues are reported within the Corporate segment.
2. Summary of Significant Accounting Policies
Liquidity and Going Concern
The Company experienced a decline in current operating results, incurred operating losses both in 2025 and for the three months ended March 31, 2026, and had large customer contracts that were not renewed and ended, specifically in regard to its municipal migrant-related programs. These conditions have continued to extend into 2026. As of March 31, 2026, the Company had $35,675,081 of unrestricted cash and cash equivalents and working capital of $60,949,080. During 2025, the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, and operating

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
cash flows were sufficient to offset the Company’s operating losses. The Company expects that near-term operating results will continue to generate operating losses and will require utilization of its available unrestricted cash and cash equivalents.
As of December 31, 2025, the Company was no longer in compliance with the minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement (as defined in Note 9). The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the available credit facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the credit facility will remain available; however, these discussions are still progressing as of March 31, 2026.
As a result, the Company, along with its Board of Directors, has reviewed and extensively discussed certain plans to reduce cash utilization and operating costs. These plans include, among other options, a larger portion of compensation paid utilizing stock in lieu of cash, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reduction in workforce, delayed spending on certain business growth strategies, and utilization of the Company’s available line of credit, subject to the resolution described above.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Consolidated Balance Sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Net loss for the Company’s VIEs was $1,767,756 and $1,711,511 for the three months ended March 31, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $10,270,219 and $7,039,301 as of March 31, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $22,781,072 and $17,782,198 as of March 31, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $12,510,853 and $10,742,897 as of March 31, 2026 and December 31, 2025, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized translation adjustment for the three months ended March 31, 2026 and 2025 were $(67,516) and $495,538, respectively.
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
Major Customers
The Company had two customers that each accounted for approximately 10% of revenues for the three months ended March 31, 2026, one of which is the same customer that accounted for approximately 47% of revenues for the three months ended March 31, 2025.
As of March 31, 2026, the Company had two customers that accounted for approximately 23% and 10%, respectively, of net accounts receivable. As of December 31, 2025, the Company had the same two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
Major Vendor

The Company had no significant vendor concentration for the three months ended March 31, 2026. For the three months ended March 31, 2025, one vendor accounted for 20% of total costs.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net loss or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $1,474,896 and $1,788,119 with foreign financial institutions as of March 31, 2026 and December 31, 2025, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Beginning in April 2025, the Company invested a portion of its restricted cash and cash equivalents held in the self-depleting trust into a restricted investment portfolio of marketable fixed income securities. In accordance with ASC 320, Investments - Debt Securities, the Company classifies its marketable fixed income securities, consisting of corporate bonds and U.S. government obligations, as available-for-sale. The Company records the securities at fair market value, which is determined using quoted market prices at the end of each reporting period. The Company includes fixed income securities maturing in three months or less within restricted cash and cash equivalents, and includes the remaining fixed income securities within restricted investments in the accompanying unaudited Condensed Consolidated Balance Sheets.
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
The following tables present the Company’s restricted cash equivalents and restricted investments as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$163,883	$—	$—	$163,883
Corporate bonds	897,576	2,201	(631)	899,146
U.S. government obligations	23,180,691	25,972	(10,161)	23,196,502
Total	$24,242,150	$28,173	$(10,792)	$24,259,531

Included in restricted cash and cash equivalents	$11,140,266	$18	$(29)	$11,140,255
Included in restricted investments	$13,101,884	$28,155	$(10,764)	$13,119,276

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$161,983	$—	$—	$161,983
Corporate bonds	939,157	6,832	—	945,989
U.S. government obligations	16,102,457	102,064	(497)	16,204,024
Total	$17,203,597	$108,896	$(497)	$17,311,996

Included in restricted cash and cash equivalents	$1,465,903	$218	$—	$1,466,121
Included in restricted investments	$15,737,694	$108,678	$(497)	$15,845,875
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of March 31, 2026 and December 31, 2025, respectively:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$16,159,291	$16,161,428	$6,760,198	$6,762,886
After 1 year through 5 years	3,436,826	3,438,697	6,118,800	6,159,400
After 5 years through 10 years	4,646,033	4,659,406	4,324,599	4,389,710
Total	$24,242,150	$24,259,531	$17,203,597	$17,311,996
Proceeds from the sales and maturities of the fixed income marketable securities were $15,499,834 and $0 for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company included in other income (expense) in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, a net realized gain of $7,112 and $0 for the three months ended March 31, 2026 and March 31, 2025, respectively. There were no significant credit losses recognized during the three months ended March 31, 2026 and March 31, 2025.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and unaudited Condensed Consolidated Balance Sheets in the period of the change.

Contingent Consideration

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
three months ended March 31, 2026 and 2025. During the three months ended March 31, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of $265,538. There was no remaining contingent liability balance for Exceptional as of March 31, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment (“CRMS Earn Out Payment”) in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. The settlement amount exceeded the estimated contingent consideration for the CRMS Earn Out Payment by $196,488. The estimated contingent consideration amount payable for CRMS was $5,076,592 as of March 31, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company recorded a loss on the change in fair value of contingent consideration in the amount of $60,000 for the three months ended March 31, 2026. The Company did not record a change in the fair value of contingent consideration for the three months ended March 31, 2025. The estimated contingent liability for PTI was $300,000 and $240,000 as of March 31, 2026 and December 31, 2025, respectively (see Note 4).

In connection with the acquisition of SteadyMD, Inc. (“SteadyMD”), the Company recorded $2,300,000 in contingent consideration to be paid upon achieving certain revenue targets during the 12 month period between January 1, 2026 and December 31, 2026. The Company recorded a loss on the change in fair value of contingent consideration in the amount of $2,700,000 for the three months ended March 31, 2026. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025. The estimated contingent liability for SteadyMD was $5,000,000 and $2,300,000 as of March 31, 2026 and December 31, 2025, respectively (see Note 4).

In connection with the acquisition of Primary Care Ambulance (“PCA”), the Company recorded $200,000 in contingent consideration to be paid upon meeting certain continued employment conditions. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025. The estimated contingent liability for PCA was $200,000 as of March 31, 2026 and December 31, 2025 (see Note 4).

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

During the fourth quarter of fiscal 2025, the Company identified an additional impairment triggering event associated with a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a goodwill quantitative assessment. As a result of the quantitative assessment, the Company concluded that several reporting units

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
within the Mobile Health Services, Transportation Services and Corporate operating segments had fair values less than their respective carrying values. The Company therefore recognized a non-cash goodwill impairment charge of $49,509,698 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants (see Note 5).

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

In connection with the evaluation of the goodwill impairment during the fourth quarter of fiscal 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services, and Corporate operating segments. As a result of the assessment, the Company recognized a total non-cash impairment charge of $22,627,902 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).

The Company used a discounted cash flow model to estimate the fair value of its intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair value of the intangible assets is, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy.

Equity Investment Without Readily Determinable Fair Value

The Company has invested in equity securities without readily determinable fair values and has elected to measure them using the measurement alternative in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). This investment is carried at cost less any impairment and adjusted to fair value if there are observable price changes for an identical or similar investment of the same issuer. During the fourth quarter of the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and estimated recoverable value of the investment (see Note 7).

Accounts Receivable

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board (“FASB”) ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2026, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $8,299,053. The Company recognized an additional provision for credit losses and write offs of $1,727,270 and $(1,522,564), respectively, for the three months ended March 31, 2026. The Company’s balance in its allowance for credit losses amounted to $8,503,759 as of March 31, 2026.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For details regarding the related party transactions that occurred during the three months ended March 31, 2026 and 2025, refer to Note 16.
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
Nature of the Company’s Services
Revenue is primarily derived from:

i.Mobile Health Services: These services include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved, population groups, typically through arrangements with municipalities, which include a variety of healthcare services. The services offered by this segment include virtual care and diagnostics, remote patient monitoring, phlebotomy, addressing gaps in care and primary care physician services.

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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended March 31,
	2026	2025
Primary Geographical Markets
U.S.	$62,739,240	$81,974,416
U.K.	12,811,244	14,058,639
Total revenues	$75,550,484	$96,033,055

Major Segments
Mobile Health Services	$23,625,247	$45,209,544
Transportation Services	51,925,237	50,823,511
Total revenues	$75,550,484	$96,033,055
Stock-Based Compensation
The Company maintains a stock incentive plan under which the Company may issue incentive and non-qualified stock options, restricted stock units and performance-based stock units. The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company accounts for forfeitures as they occur. For performance-based awards with a market condition, the Company estimates the fair value of awards using a Monte Carlo simulation. All performance-based awards are expensed over the period from the grant date to the estimated attainment date, which is the derived service period of the award, if management determines that it is probable that the performance-based vesting conditions will be achieved. All stock-based compensation costs are recorded in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Earnings per Share
Earnings per share represents the net income or loss attributable to stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock during the reporting periods. Potential dilutive Common Stock equivalents consist of the incremental shares of Common Stock issuable upon conversion of stock options, unvested RSUs and PSUs. In reporting periods in which the Company has a net loss, the effect is considered anti-dilutive and excluded from the diluted earnings per share calculation.
The following table presents the calculation of basic and diluted net loss per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(14,763,131)	$(9,405,315)
Weighted-average shares outstanding - Basic	98,746,095	101,594,579
Effect of dilutive options	—	—
Weighted-average shares outstanding - Diluted	98,746,095	101,594,579
Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.15)	$(0.09)
Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.15)	$(0.09)
Anti-dilutive employee share-based awards excluded	16,890,381	7,131,017
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws did not have a material impact on its unaudited Condensed Consolidated Financial Statements or the effective income tax rate.
Recently Issued Accounting Standards Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the amendments retrospectively to all prior periods in the presented financial statements. The required disclosure enhancements of ASU 2023-09 did not have a

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
material impact on the Company’s Consolidated Financial Statements, but expanded the Company’s annual income tax disclosures.
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
3. Property and Equipment, Net
Property and equipment, net as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Vehicles	$17,791,201	$18,115,890
Medical and other plant equipment	10,772,590	10,639,965
Office equipment and furniture	4,743,027	4,722,066
Leasehold improvements	2,346,789	2,266,312
Buildings	527,283	527,283
Land	37,800	37,800
	36,218,690	36,309,316
Less: Accumulated depreciation	(22,580,785)	(21,750,889)
Property and equipment, net	$13,637,905	$14,558,427
During the three months ended March 31, 2026, the Company disposed of assets with a cost of $450,189 and accumulated depreciation of $365,793 for proceeds of $21,903. The Company recorded a loss on disposal of $62,493 for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company disposed of assets with a cost of $725,303 and accumulated depreciation of $646,101 for proceeds of $94,341. The Company recorded a gain on disposal of $15,139 for the three months ended March 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded depreciation expense of $1,266,513 and $1,220,806 for the three months ended March 31, 2026 and 2025, respectively.
4. Acquisitions
Exceptional Medical Transportation, LLC
On July 13, 2022, Holdings acquired 100% of the outstanding shares of common stock of Exceptional, a provider of medical transportation services, in exchange for $13,708,333, consisting of $7,708,333 in cash at closing and $6,000,000 payable over a 24-month period following the closing date of the acquisition. The Company also agreed to pay up to 2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition.
During the three months ended March 31, 2026, the Company recorded $1,378 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition. During the three months ended March 31, 2025, the Company recorded $19,891 additional pre-acquisition accounts receivable through due to seller. As of March 31, 2026 and December 31, 2025, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $55,804 and $54,426, respectively.
The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of March 31, 2026 and December 31, 2025.
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

The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025.The estimated contingent consideration amount payable for CRMS was $5,076,592 as of March 31, 2026 and December 31, 2025.

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
The Company recorded a loss on the change in fair value of contingent consideration in the amount of $60,000 for the three months ended March 31, 2026. The Company did not record a change in the fair value of contingent consideration for the three months ended March 31, 2025. The estimated contingent liability for PTI was $300,000 and $240,000 as of March 31, 2026 and December 31, 2025, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company did not make any payments for pre-acquisition accounts receivable and other current assets during the three months ended March 31, 2026 and 2025. There was a due to seller balance of $103,475 for PTI as of March 31, 2026 and December 31, 2025.
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
The Company also agreed to pay up to an additional $12,500,000 in contingent consideration upon SteadyMD achieving certain net revenue targets during the 12 month period between January 1, 2026 and December 31, 2026. On the date of acquisition, the Company recorded contingent consideration in the amount of $2,300,000 based on the initial estimate of SteadyMD’s revenue utilizing the probability-weighted expected return method.
The Company recognized $7,578,715 of goodwill, which represents an acquired workforce and the potential synergies associated with the SteadyMD acquisition. All of the goodwill was assigned to the Company’s Mobile Health Services operating segment.
The Company recorded a loss on the change in fair value of contingent consideration in the amount of $2,700,000 for the three months ended March 31, 2026. The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2025. The estimated contingent liability for SteadyMD was $5,000,000 and $2,300,000 as of March 31, 2026 and December 31, 2025, respectively.
Primary Care Ambulance Corporation
On December 30, 2025, Holdings acquired certain assets and assumed certain liabilities of PCA. The transaction has been accounted for as a business combination using the acquisition method of accounting in which the Company acquired 100% of PCA’s equity interests. PCA is a provider of both emergency and non-emergency medical transportation based in Staten Island, New York, which allows the Company to geographically expand its current services offerings. The aggregate purchase price consisted of $1,400,000 in cash consideration, of which $1,200,000 was paid at closing and $200,000 was paid prior to closing.
The Company also agreed to pay up to an additional $200,000 in contingent consideration upon the fulfillment of certain continued employment conditions. On the date of acquisition, the Company recorded contingent consideration in the full amount of $200,000 based on the initial estimate that the conditions will be achieved.
The Company recognized $864,697 of goodwill which represents an acquired workforce and the potential operational benefits associated with the expanded geographic presence following the PCA acquisition. All of the goodwill was assigned to the Company’s Transportation Services operating segment.
The Company did not record a change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025. The estimated contingent liability for PCA was $200,000 as of March 31, 2026 and December 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table presents the assets acquired and liabilities assumed at the date of the acquisitions:

	PTI	SteadyMD	PCA	Total

Consideration
Cash consideration	$3,800,000	$12,958,309	$1,400,000	$18,158,309
Deferred consideration	179,081	—	—	179,081
Contingent liability	240,000	2,300,000	200,000	2,740,000
Total consideration	$4,219,081	$15,258,309	$1,600,000	$21,077,390

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$153,682	$1,609,649	$—	$1,763,331
Accounts receivable, net	521,806	5,991,253	—	6,513,059
Prepaid expenses	36,622	233,711	6,959	277,292
Other current assets	388,641	6,737	—	395,378
Property and equipment, net	—	32,856	152,266	185,122
Intangibles, net	2,224,990	4,700,000	561,444	7,486,434
Operating lease right-of-use asset	—	285,325	100,342	385,667
Other assets	—	17,110	14,634	31,744
Total identifiable assets acquired	3,325,741	12,876,641	835,645	17,038,027

Accounts payable	—	342,390	—	342,390
Accrued liabilities	111,223	4,453,989	—	4,565,212
Due to seller	910,447	—	—	910,447
Operating lease liability, current	—	125,925	78,195	204,120
Operating lease liability, non-current	—	159,400	22,147	181,547
Deferred tax liability	—	115,343	—	115,343
Total liabilities assumed	1,021,670	5,197,047	100,342	6,319,059

Goodwill	1,915,010	7,578,715	864,697	10,358,422

Total purchase price	$4,219,081	$15,258,309	$1,600,000	$21,077,390
The results of operations for the acquisitions have been included in the Company’s unaudited Condensed Consolidated Financial Statements from the date of acquisition.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Goodwill

The Company did not record any changes in the carrying value of goodwill in the unaudited Condensed Consolidated Balance Sheets for the three months ended March 31, 2026.

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

During the fourth quarter of fiscal 2025, the Company identified an additional impairment triggering event associated with a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a goodwill quantitative assessment. As a result of the quantitative assessment, the Company concluded that several reporting units within the Mobile Health Services, Transportation Services and Corporate operating segments had fair values less than their respective carrying values. The Company therefore recognized a non-cash goodwill impairment charge of $49,509,698 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants.

The Company estimated the fair values of the reporting units by utilizing a combination of an income approach, employing a discounted cash flow method, and a market approach, employing a guideline publicly-traded company method. The discounted cash flow method, which estimates fair values based on the present value of future cash flows, requires management to make various assumptions regarding the timing and amounts of these cash flows, including, but not limited to, growth rates, gross profit and EBITDA margins, capital expenditures and the terminal value of the business at the end of the projection period. Management also estimates a discount rate associated with the risk of achieving the projected cash flows, as well as the capital structure of the reporting units. Fair values of the reporting units are, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing goodwill for impairment.

The carrying value of goodwill amounted to $0 as of March 31, 2026 and December 31, 2025. The following table summarizes goodwill by applicable operating segments:

	March 31, 2026			December 31, 2025
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Mobile Health Services	$—	$—	$—	$24,865,586	$(24,865,586)	$—
Transportation Services	—	—	—	24,720,320	(24,720,320)	—
Corporate	—	—	—	8,642,190	(8,642,190)	—
Total	$—	$—	$—	$58,228,096	$(58,228,096)	$—

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Intangibles
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Amount
Internally developed software	4-5 years	$—	663,422	(21,007)	642,415
Trademark	8-15 years	—	1,750	(31)	1,719
		$—	$665,172	$(21,038)	$644,134

	December 31, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(3,540)	$(244,288)	$—
Operating licenses	Indefinite	9,399,004	450,000	(9,849,004)	—	—
Internally developed software	4-5 years	12,129,913	2,883,827	(288,248)	(14,725,492)	—
Material contracts	Indefinite	62,550	11,444	(73,994)	—	—
Customer relationships	7-14 years	19,993,533	3,897,665	(15,425,390)	(8,465,808)	—
Trademark	8-15 years	405,532	1,100,496	(1,304,101)	(201,927)	—
Non-compete agreements	5 years	100,000	100,000	(145,000)	(55,000)	—
Domain names	10 years	—	15,990	(14,524)	(1,466)	—
Software license agreement	Indefinite	—	500,000	(500,000)	—	—
Acquired developed technology	6 years	—	1,600,000	(1,544,444)	(55,556)	—
Trade credits	5 years	1,500,000	—	(1,500,000)	—	—
		$43,838,360	$10,559,422	$(30,648,245)	$(23,749,537)	$—
The Company did not record any disposal of intangible assets for the three months ended March 31, 2026 and 2025.
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
In connection with the evaluation of the goodwill impairment during the fourth quarter of 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services and Corporate operating segments. As a result of the assessment, the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company recognized a total non-cash intangible impairment charge of $22,627,902 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

The Company used a discounted cash flow model to estimate the fair value of its intangible assets. This calculation contains uncertainties as it requires management to make assumptions including, but not limited to, future cash flows of the asset group, an appropriate discount rate, and long-term growth rates. Fair values of the intangible assets are, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing long-lived assets and indefinite-lived assets for impairment.
The Company recorded amortization expense of $21,038 and $1,299,142 for the three months ended March 31, 2026 and 2025, respectively.
Future amortization expense as of March 31, 2026 for the next five years and in the aggregate are as follows:

Amortization Expense
2026, remaining	$99,653
2027	132,870
2028	132,870
2029	132,870
2030	132,870
Thereafter	13,001
Total	$644,134

7. Investments
The carrying amount of the Company’s investments was $0 as of March 31, 2026 and December 31, 2025.
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and the estimated recoverable value of the investment. As of March 31, 2026 and December 31, 2025 the Company’s investments in equity securities without readily determinable fair values totaled $0, respectively.
Equity Method Investment
On October 26, 2021, the Company acquired a 50% interest in RND Health Services Inc. (“RND”) for $655,876. Subsequently, the Company made additional investments amounting to $4,784, $310,450 and $298,932 in 2025, 2024 and 2023, respectively. The Company’s carrying value in RND, an equity method investee, is reflected in investments on the unaudited Condensed Consolidated Balance Sheets. Changes in value of RND are recorded in loss on equity method investment on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the year ended December 31, 2025, the Company recorded a non-cash impairment charge of $434,222 in its RND investment, which represented an other-than-temporary impairment as a result of RND’s bankruptcy declaration. The carrying value of the Company’s investment in RND was $0 as of March 31, 2026 and December 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued workers' compensation and other insurance liabilities	$18,556,009	$18,229,568
Accrued general expenses	11,687,015	12,053,483
Accrued payroll	7,508,488	5,511,713
Accrued subcontractors	4,332,017	4,350,051
Accrued bonus	2,644,625	2,644,625
Total accrued liabilities	$44,728,154	$42,789,440
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

As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding and the unused portion of the Revolving Facility was $55,000,000. The Company incurred $0 and $411,517 in interest charges relating to its Prior Revolving Facility for the three months ended March 31, 2026 and 2025, respectively, which is reflected in interest expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Standby Letters of Credit

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of March 31, 2026, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of March 31, 2026, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $6,374, inclusive of interest ranging from 2.50% through 8.15%. The loan notes mature at various times from May 2026 through April 2030 and are secured by transportation equipment.
The following table summarizes the Company’s notes payable:

	March 31, 2026	December 31, 2025
Equipment and financing loans payable, between 2.50% and 8.15% interest and maturing between May 2026 and April 2030	$220,992	$235,583
Total notes payable	220,992	235,583
Less: current portion of notes payable	49,278	51,740
Total non-current portion of notes payable	$171,714	$183,843
Interest expense was $4,562 and $105 for the three months ended March 31, 2026 and 2025, respectively.
Future minimum annual maturities of notes payable as of March 31, 2026 are as follows:

Notes Payable
2026, remaining	$37,149
2027	50,027
2028	54,260
2029	58,851
2030	20,705
Total maturities	220,992
Current portion of notes payable	(49,278)
Long-term portion of notes payable	$171,714
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

In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision makers. The Company has also disclosed an amount for other segment items, which are amounts included in loss from operations that are not regularly provided to the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
chief operating decision makers. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, and other general and administrative expenses such as management fees, occupancy expense, and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.

Operating results for the business segments of the Company as of and for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended March 31, 2026
Revenues	$23,625,247	$51,925,237	$—	$75,550,484
Significant segment expenses	22,704,203	41,745,745	8,648,022	73,097,970
Personnel costs	15,792,130	34,940,446	7,841,522	58,574,098
Subcontractor costs	6,615,958	2,510,136	806,500	9,932,594
Vehicle costs	296,115	4,295,163	—	4,591,278
Other segment items	4,645,369	10,420,247	6,097,989	21,163,605
Loss from operations	(3,724,325)	(240,755)	(14,746,011)	(18,711,091)
Depreciation and amortization expense	384,180	2,148,650	114,277	2,647,107
Stock compensation	605,767	6,650	2,612,350	3,224,767
Change in fair value of contingent consideration	2,760,000	—	—	2,760,000

Total assets	71,077,623	99,687,721	38,461,519	209,226,863
Long-lived assets	4,753,598	34,588,454	3,308,773	42,650,825
Capital expenditures	13,926	2,298,847	635,269	2,948,042

Three Months Ended March 31, 2025
Revenues	$45,209,544	$50,823,511	$—	$96,033,055
Significant segment expenses	38,054,707	39,490,000	11,857,539	89,402,246
Personnel costs	23,735,436	32,361,236	10,733,768	66,830,440
Subcontractor costs	13,397,847	3,356,084	1,123,771	17,877,702
Vehicle costs	921,424	3,772,680	—	4,694,104
Other segment items	4,668,961	10,142,144	5,817,142	20,628,247
Income (loss) from operations	2,485,876	1,191,367	(17,674,681)	(13,997,438)
Depreciation and amortization expense	956,372	1,948,826	856,193	3,761,391
Stock compensation	1,183,962	57,575	3,588,775	4,830,312

Total assets	181,461,175	135,607,214	113,724,609	430,792,998
Long-lived assets	40,118,664	70,142,787	12,510,940	122,772,391
Capital expenditures	2,729,143	3,811,562	3,388,251	9,928,956
Long-lived assets include property and equipment, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Geographic Information
The following table summarizes long-lived assets by geographic location as of March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
Primary Geographical Markets
U.S.	$34,851,203	$104,072,534
U.K.	7,799,622	18,699,857
Total long-lived assets	$42,650,825	$122,772,391
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
There were no shares repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased and subsequently cancelled 1,953,169 shares of Common Stock for $5,751,954.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from one to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of March 31, 2026, approximately 5.4 million employee stock options had vested.
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
No stock options were granted during the three months ended March 31, 2026 and 2025.
The following table summarizes the Company’s stock option activity under the Plan during the three months ended March 31, 2026:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2025	7,346,535	$6.93	5.59	$—
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(826,928)	8.09	—	—
Balance as of March 31, 2026	6,519,607	6.78	6.00	—
Options vested and exercisable as of March 31, 2026	5,394,985	$6.89	5.70	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options.

For the three months ended March 31, 2026 and 2025, the total recorded stock-based compensation related to stock option awards granted was $701,793 and $1,389,257, respectively.
As of March 31, 2026 and December 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $2,533,438 and $3,245,364, respectively. This cost is expected to be recognized over a weighted-average period of approximately 0.98 years as of March 31, 2026.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period for RSUs. The vesting period for RSUs generally ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following is a summary of the RSU activity for the three months ended March 31, 2026:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2025	8,519,973	$1.95
Granted	279,688	0.64
Vested	(126,942)	3.61
Forfeited	(1,043,220)	1.04
Balance as of March 31, 2026	7,629,499	2.00
Vested and unissued as of March 31, 2026	—
Non-vested as of March 31, 2026	7,629,499	$2.00
The total grant-date fair value of RSUs granted during the three months ended March 31, 2026 was $179,000.
For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $1,505,545 and $1,773,094, respectively.
As of March 31, 2026 and December 31, 2025, the total unrecognized compensation related to unvested RSUs granted was $13,195,136 and $15,607,125, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.93 years as of March 31, 2026.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to PSUs of $1,017,429 and $1,667,961, respectively.

As of March 31, 2026 and December 31, 2025, the total unrecognized compensation related to unvested PSUs granted was $6,533,223 and $7,550,652, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.76 years as of March 31, 2026.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of March 31, 2026, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the three months ended March 31, 2026 and 2025.

The following is a summary of the revenue PSU activity for the three months ended March 31, 2026:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	356,587	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	—	—
Balance as of March 31, 2026	356,587	$5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of March 31, 2026, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2028.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the three months ended March 31, 2026 and 2025.

The following is a summary of the TSR PSU activity for the three months ended March 31, 2026:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	2,524,257	$3.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2026	2,524,257	$3.13
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Costs
The table below comprises lease expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Components of total lease cost:
Operating lease expense	$1,419,699	$1,322,518
Finance lease expense:
Amortization of right-of-use assets	1,359,556	1,241,443
Interest on lease liabilities	248,568	220,055
Finance lease expense	1,608,124	1,461,498
Short-term lease expense	90,027	367,623
Total lease cost	$3,117,850	$3,151,639
Lease Payments
The table below presents lease payments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Components of total lease payments:
Operating lease payment	$1,462,549	$1,070,531
Finance lease payment	1,403,655	1,296,887
Total lease payments	$2,866,204	$2,367,418

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss on Lease Remeasurement
During the three months ended March 31, 2026, there were no recorded gain or loss. The Company recorded a loss from remeasurement of operating lease of $6,589 during the three months ended March 31, 2025.
Sublease Income
During the three months ended March 31, 2026, the Company subleased a portion of its corporate office space in New York, NY. The sublease entered into has a lease term of one year and four months and has been classified as an operating lease by the Company. Sublease income was $93,724 and $55,678 for the three months ended March 31, 2026 and 2025, respectively. The Company also continues to sublease its office space in Houston, TX. The sublease was entered in 2023, has a lease term of three years and has been classified as an operating lease by the Company. Sublease income was $19,792 and $19,324 for the three months ended March 31, 2026 and 2025, respectively. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss under other income (expense).

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Position as of March 31, 2026
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2026	December 31, 2025
Assets
Lease right-of-use assets	$10,248,516	$11,520,781
Total lease assets	$10,248,516	$11,520,781

Liabilities
Current liabilities:
Lease liability - current portion	$4,288,907	$4,650,953
Noncurrent liabilities:
Lease liability, net of current portion	6,610,293	7,563,664
Total lease liability	$10,899,200	$12,214,617
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2026:

Weighted average remaining lease term (in years) - operating leases	2.95
Weighted average discount rate - operating leases	5.98%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of March 31, 2026 were as follows:

Operating Leases
2026, remaining	$3,777,638
2027	3,715,861
2028	2,729,772
2029	1,353,338
2030	152,823
2031	62,895
Thereafter	141,514
Total future minimum lease payments	11,933,841
Less effects of discounting	(1,034,641)
Present value of future minimum lease payments	$10,899,200
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $17,386,771 and $16,727,594 as of March 31, 2026 and December 31, 2025, respectively, and a right-of-use net of $$18,120,270 and $17,420,424 as of March 31, 2026 and December 31, 2025, respectively (accumulated depreciation of $12,605,574 and $11,739,994 as of March 31, 2026 and December 31, 2025, respectively).
Loss on Lease Remeasurement

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the three months ended March 31, 2026, there were no recorded gain or loss. The Company recorded a loss on remeasurement of finance lease of $34,248 during the three months ended March 31, 2025.
Lease Position as of March 31, 2026
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2026	December 31, 2025
Assets
Lease right-of-use assets	$18,120,270	$17,420,424
Total lease assets	$18,120,270	$17,420,424

Liabilities
Current liabilities:
Lease liability - current portion	$5,845,230	$5,509,687
Noncurrent liabilities:
Lease liability, net of current portion	11,541,541	11,217,907
Total lease liability	$17,386,771	$16,727,594
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of March 31, 2026:

Weighted average remaining lease term (in years) - finance leases	3.35
Weighted average discount rate - finance leases	5.90%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of March 31, 2026 are as follows:

Finance Leases
2026, remaining	$5,139,904
2027	5,720,498
2028	4,445,063
2029	2,805,431
2030	1,036,748
2031	70,634
Total future minimum lease payments	19,218,278
Less effects of discounting	(1,831,507)
Present value of future minimum lease payments	$17,386,771

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other Income (Expense)
The Company recognized $2,030,537 and $(805,549) of other income (expense) for the three months ended March 31, 2026 and 2025, respectively, as set forth in the table below.

	Three Months Ended March 31,

	2026	2025
Other income (expense):
Interest expense, net	$(99,732)	$(426,284)
Loss on change in fair value of contingent consideration	(2,760,000)	—
Insurance proceeds	4,687,798	—
Loss on equity method investment	—	(40,698)
Loss on remeasurement of operating and finance leases	—	(40,837)
(Loss) gain on disposal of fixed assets	(62,493)	15,139
Other income (expense)	264,964	(312,869)
Total other income (expense)	$2,030,537	$(805,549)

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $265,373 and $279,748 for the three months ended March 31, 2026 and 2025, respectively.
Included in accounts payable were $105,925 and $0 due to related parties as of March 31, 2026 and December 31, 2025, respectively. Included in accrued liabilities were $0 and $57,615 due to related parties as of March 31, 2026 and December 31, 2025, respectively, related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $0 and $35,706 for the three months ended March 31, 2026 and 2025, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of March 31, 2026 and December 31, 2025, respectively, related to subcontractor services.
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The Company granted approximately $0 and $35,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three months ended March 31, 2026 and 2025, respectively.
There were no amounts included in accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 related to the Vashovsky Consulting Agreement.

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
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made no payments to Mr. Katz under the Katz Consulting Period for the three months ended March 31, 2026, and made payments totaling $2,500 for the three months ended March 31, 2025.

There were no amounts included in accounts payable and accrued liabilities due to related parties as of March 31, 2026 and December 31, 2025 related to the Katz Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s (provision for) benefit from income taxes for the three months ended March 31, 2026 and 2025 were $(19,283) and $3,723,687, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company’s expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.

In July 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company notes that these tax laws did not have a material impact on its unaudited Condensed Consolidated Financial Statements or the effective income tax rate.
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company has not made any employer contributions to this plan as of March 31, 2026.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

The hearing on the motion for preliminary approval of the settlement was held on February 6, 2026, at which the court ordered that the parties revise minor terms in the settlement agreement and file supplemental papers. The hearing on the motional for final approval of the settlement is scheduled for August 3, 2026.

Stockholder Actions

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On June 21, 2024, the defendants moved to dismiss the amended complaint. On March 28, 2025, the motion was granted in part and denied in part. On April 25, 2025, the remaining defendants answered the complaint. The parties reached an agreement to settle the action for an amount of $12,500,000 (covered by the Company’s insurance policy, subject to retention), and on March 24, 2026, the court approved the settlement.

On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the Delaware Court of Chancery consolidated the two derivative actions, and the parties agreed that the complaint filed in the Daboul action should serve as the operative complaint. The defendants moved to dismiss the consolidated action in October 2025, and rather than oppose, plaintiffs amended their complaint. Defendants moved to dismiss the amended complaint on February 2, 2026, and their motion is fully briefed. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any.

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

On May 2, 2025, the court entered an order granting preliminary approval of the parties’ settlement agreement, directing notice to the settlement class and scheduling a final fairness hearing for August 22, 2025. The settlement class members then had a period of time to file a claim for the benefits under the settlement. The final fairness hearing took place as scheduled on August 22, 2025, and the court entered an order finally approving the settlement and dismissing the action. The settlement was on a claims-made basis, and the cost of the Cybersecurity Action settlement, including all allowed claims filed by settlement class members, plaintiff attorneys’ fees, plaintiff services awards, and the cost of administration, has been calculated to be $337,198. Such amount is covered by the Company’s cybersecurity insurance.
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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company’s government contract work declined in 2025 and for the three months ended March 31, 2026, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Liquidity and Going Concern
Refer to Note 2 for the Company’s liquidity and going concern assessment.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Nasdaq Notice
On January 26, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, based upon the closing bid price of the Common Stock from December 9, 2025 to January 23, 2026, the Company is not currently in compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice - or until July 27, 2026 - to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive bid days prior to July 27, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties and other factors described in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. These risks, uncertainties and other factors could cause our actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”
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

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to the wind down of migrant-related services; our ability to continue as a going concern; our ability to maintain our listing on Nasdaq; our ability to pursue strategic initiatives to deliver on shareholder value; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks and funding new strategic relationships; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; risks associated with our share repurchase program; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the ongoing or any future shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and that are otherwise described or updated from time to time in our filings with the SEC.

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

The Company derives revenue primarily from two operating segments:

•Mobile Health Services: The services offered by this segment include a wide variety of healthcare services performed at homes, offices and other locations and event services such as on-site healthcare support at sporting events and concerts. This segment also provides solutions to large, typically underserved population groups, typically through arrangements with municipalities, which include both physical and mental healthcare services. The services offered by this segment include virtual care and diagnostics, remote patient monitoring, phlebotomy, addressing gaps in care and primary care physician services.

•Transportation Services: The services offered by this segment encompass both emergency response and non-emergency transport services. Non-emergency transport services include ambulance transports and wheelchair transports. Net revenue from Transportation Services is derived from the transportation of patients based on billings to third party payors and healthcare facilities.
For the three months ended March 31, 2026, the Company recorded a net loss of $16.7 million, compared to net loss of $11.1 million for the three months ended March 31, 2025. See “Results of Operations” for the Company’s evaluation of these results.

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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended down since the middle of 2023. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined to 2.7% for the full year 2025, down from 2.9% in 2024, 3.4% in 2023 and 6.5% in 2022. In March 2026, the annual inflation rate increased to 3.3%, from 2.4% in February, which was the lowest reading since February 2021. The increase in March was driven by fuel prices. An increased inflation rate, such as that witnessed between 2021 and the first half of 2023, could have an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This would have the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in September, October and December of 2025, lowering its benchmark rate (the “federal funds rate”) to the current level of 3.5-3.8% as of the date of this Quarterly Report on Form 10-Q. Looking out through the rest of 2026, DocGo anticipates that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024-2025 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan and as a result, DocGo’s business, operating results and cash flows may be adversely affected.
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
The average trip price is calculated by dividing the aggregate revenue from the total number of trips by the total number of trips and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services. The average trip price is influenced by the level of acuity of the trip (for example, basic life saving (BLS) versus advanced life saving (ALS), as well as by the type of payer (commercial insurance, contracted rate with the facility, private pay, Medicare or Medicaid).
Revenues generated from programs under which the Company is paid a fixed hourly or daily rate for the use of a fully staffed and equipped ambulance do not factor in the trip counts or average trip prices mentioned above. We expect these fixed rate, “leased hour” programs to continue to account for an increasing proportion of the Transportation Services segment’s revenues in the future.
Acquisitions
Historically, we have pursued an acquisition strategy to obtain enhanced capabilities, personnel or licenses to offer Mobile Health Services or Transportation Services. Future acquisitions may also include companies that may help drive revenue, profitability, cash flow and stockholder value.

The Company did not complete any acquisitions during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company completed one acquisition, for $4.2 million.
Investing in R&D and AI
Our research and development (“R&D”) efforts include, among other things, the development of innovative software and services as well as the adoption and responsible integration of artificial intelligence (“AI”) and machine learning (“ML”) capabilities across our products and internal operations, including the development, training, validation, deployment, and ongoing monitoring of ML models and related systems. We also intend to develop integrations with third-party products and services, mobile applications, automation tools to improve workforce productivity and operational efficiency, and other new offerings.
These initiatives may require significant capital and operating expenditures, specialized technical expertise, access to high-quality data, robust computing infrastructure, and effective governance and controls. Our ability to realize anticipated benefits from AI adoption, ML training, and workforce automation depends on, among other things, our ability to executive effectively, maintain model performance and reliability over time, manage the risks associated with bias, errors, data quality, and security, comply with evolving legal and regulatory requirements, and achieve adoption by employees, customers, and partners. If we fail to innovate, deploy, and scale these capabilities, or if our investments do not produce the expected returns, our market position, operating results, and revenue may be adversely affected.

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

Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company expects government contract work to decline, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. For example, starting in the second quarter of 2023, the Company began providing services to the recent migrant population in New York City and in upstate New York. Some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. While a portion of that contract was extended through December 31, 2024, other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. While the Company continued to provide services under other contracts during 2025, the wind-down of the remaining migrant-related services under other contracts was completed in December 2025, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues.

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
Components of Results of Operations
Our business consists of three reportable segments — Mobile Health Services, Transportation Services and Corporate. All revenues and cost of revenues are contained within the Mobile Health Services and Transportation Services segments. Accordingly, revenues and cost of revenues are discussed below on a consolidated level and are also broken down between Mobile Health Services and Transportation Services. Operating expenses are discussed on a consolidated level and broken down among all three segments. The Company evaluates the performance of each of its segments based primarily on its results of operations. Accordingly, other income and expenses not included in results of operations are only included in the discussion of consolidated results of operations. When evaluating results of operations, the Company will typically not take into account certain on-cash elements of results of operations, such as impairments of intangible assets and goodwill. In the Company’s view, these items, while part of results of operations, are not a reflection of the underlying performance of the business during the period being evaluated.
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

Operating Expenses
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, bad debt expense, insurance expense, consultant fees and professional fees for accounting and related services. We incur additional general and administrative expenses as a result of operating as a public company, including our compliance with SEC rules and regulations, audit activities, additional insurance expenses, investor relations activities and other administrative and professional services. In dollar terms, our general and administrative expenses have declined in recent quarters, along with the decline in our overall revenues, due to the wind-down of the Company’s migrant-related projects. However, these costs have increased when measured as a percentage of total revenue, as the decline in general and administrative costs has been smaller than has been the decline in total revenue. Over the remainder of 2026, we expect that general and administrative costs will decline sequentially in both absolute dollars and as a percentage of revenues. Over the longer term, we expect that general and administrative expenses will increase along with headcount as the Company’s overall business activity increases, including higher sales and marketing fees.
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
Technology and Development Expenses
Technology and development expenses, consist primarily of costs incurred in the design and development of the Company’s proprietary technology, third-party software and technologies. We expect technology and development expenses to increase in future periods to support our growth, including our intent to continue investing in the optimization, accuracy and reliability of our dispatch and communication platform and driving efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, particularly when entering new business lines or customer sales channels. Technology and development expenses will also be driven by investments made into new areas, such as AI.
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows and promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, expand into new geographic markets and customer verticals, particularly in the Mobile Health segment, and continue to build brand awareness. Within the Transportation Services segment, these expenses are often related to our efforts to attract and retain personnel.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,				Change $	Change %
$ in Millions	2026		2025

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$75.5	100.0%	$96.0	100.0%	$(20.5)	(21.4)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	51.7	68.5%	65.2	67.9%	(13.5)	(20.7)%
Operating expenses:
General and administrative	30.8	40.8%	32.9	34.3%	(2.1)	(6.4)%
Depreciation and amortization	2.6	3.4%	3.8	4.0%	(1.2)	(31.6)%
Legal and regulatory	5.0	6.6%	4.2	4.4%	0.8	19.0%
Technology and development	3.7	4.9%	3.6	3.8%	0.1	2.8%
Sales, advertising and marketing	0.4	0.5%	0.3	0.3%	0.1	33.3%
Total expenses	94.2	124.7%	110.0	114.7%	(15.8)	(14.4)%
Loss from operations	(18.7)	(24.7)%	(14.0)	(14.7)%	(4.7)	(33.6)%

Other income (expense):
Interest expense, net	(0.1)	(0.1)%	(0.4)	(0.4)%	0.3	75.0%
Loss on change in fair value of contingent consideration	(2.8)	(3.7)%	—	—%	(2.8)	(100.0)%
Insurance proceeds	4.7	6.2%	—	—%	4.7	100.0%
Loss on equity method investment	—	—%	(0.1)	(0.1)%	0.1	100.0%
(Loss) gain on disposal of fixed assets	(0.1)	(0.1)%	—	—%	(0.1)	(100.0%)
Other income (expense)	0.3	0.4%	(0.3)	(0.3)%	0.6	200.0%
Total other income (expense)	2.0	2.7%	(0.8)	(0.8)%	2.8	350.0%

Net loss before income tax (expense) benefit	(16.7)	(22.0)%	(14.8)	(15.5)%	(1.9)	(12.8)%
(Provision for) benefit from income taxes	—	—%	3.7	3.9%	(3.7)	(100.0)%
Net loss	(16.7)	(22.0)%	(11.1)	(11.6)%	(5.6)	(50.5)%
Net loss attributable to noncontrolling interests	(1.9)	(2.5)%	(1.7)	(1.8)%	(0.2)	(11.8)%
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(14.8)	(19.5)%	$(9.4)	(9.8)%	$(5.4)	(57.4)%
Revenues
Consolidated
For the three months ended March 31, 2026, total revenues were $75.5 million, a decrease of $20.5 million, or 21.4%, compared to the three months ended March 31, 2025.

Mobile Health Services
For the three months ended March 31, 2026, Mobile Health Services revenues were $23.6 million, a decrease of $21.6 million, or 47.8%, compared to the three months ended March 31, 2025. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts was completed in the fourth quarter of 2025, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues. Offsetting the decline in revenues from migrant-related services was the inclusion in the current year period of virtual care revenues from SteadyMD, which was acquired in October 2025.
Transportation Services

For the three months ended March 31, 2026, Transportation Services revenues were $51.9 million, an increase of $1.1 million, or 2.2%, compared to the three months ended March 31, 2025. This increase was due to a 7.5% increase in U.S. trip volumes, to 79,712 trips in the three months ended March 31, 2026, from 74,130 trips for the three months ended March 31, 2025. The average trip price increased to $408 in the three months ended March 31, 2026, from $378 in the three months ended March 31, 2025. The biggest volume gains were witnessed in New York, Texas and Tennessee. These increases in volumes and average trip price in the U.S. were partially offset by declines in the U.K. market.
Cost of revenues
For the three months ended March 31, 2026, total cost of revenues (exclusive of depreciation and amortization) decreased by 20.7% compared to the three months ended March 31, 2025, while revenues decreased by approximately 21.4%. Cost of revenues as a percentage of revenues increased to 68.5% in the three months ended March 31, 2026 from 67.9% in the three months ended March 31, 2025.
Total cost of revenues in the three months ended March 31, 2026 decreased by $13.5 million compared to the same period in 2025. This decrease was primarily attributable to a $6.8 million decrease in total compensation and a $6.7 million decline in subcontracted labor costs, driven by the Mobile Health Services segment, due to the absence of migrant-related projects during the current year period.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2026 amounted to $16.3 million, down 47.9% from $31.3 million in the three months ended March 31, 2025. Cost of revenues as a percentage of revenues decreased to 69.1% from 69.2% in the prior year period, despite the decline in Mobile Health Services revenues from migrant-related projects, due to year-over-year growth in higher margin service lines, such as mobile phlebotomy and remote patient monitoring.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended March 31, 2026 amounted to $35.4 million, up 4.4% from $33.9 million in the three months ended March 31, 2025. Cost of revenues as a percentage of revenues increased to 68.2% from 66.7% in the prior year quarter, despite the revenue increase, due to increased compensation and higher vehicle costs. Total compensation increased by 8.2% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 27.7% when compared to last year’s first quarter, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services. Vehicle costs were driven higher primarily due to increased fuel costs, reflecting higher prices for gasoline in the month of March, which have continued into the second quarter.
Operating expenses

For the three months ended March 31, 2026, the Company recorded $42.5 million of operating expenses compared to $44.8 million for the three months ended March 31, 2025, a decrease of 5.1%. As a percentage of revenue, operating expenses increased from 46.7% in the first quarter of 2025 to 56.3% in the first quarter of 2026, reflecting the decrease in revenues described above. The decrease of $2.3 million in operating expenses related primarily to a decline of $1.5 million in total compensation, as a 27% reduction in compensation in the Corporate segment outweighed increases in the Mobile Health Services and Transportation Services segments.
For the Mobile Health Services segment, operating expenses in the three months ended March 31, 2026 were $11.0 million, down 3.5% from $11.4 million in the three months ended March 31, 2025, as the elimination of operating expenses related to the wound-down migrant-related projects outweighed investments made in the Company’s nascent care gap closure business and the inclusion of operating expenses from the SteadyMD business which was acquired in October 2025. Operating expenses as a percentage of revenues increased to 46.6% in the first quarter of 2026, from 25.2% in the first quarter of 2025, reflecting the significant drop in Mobile Health Services revenues in relation to cessation of migrant-related projects in New York at the end of 2025.
For the Transportation Services segment, operating expenses in the three months ended March 31, 2026 were $16.8 million, up 7.0% from $15.7 million in the three months ended March 31, 2025. Operating expenses as a percentage of revenues increased slightly, to 32.4% for the three months ended March 31, 2026 from 30.9% in the three months ended March 31, 2025, primarily due to increased compensation for non-field personnel, to support the ongoing growth of that segment.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended March 31, 2026 were $14.7 million, down 16.9% from $17.7 million in the three months ended March 31, 2025, as reduced corporate headcount and lower subcontractor costs, relating to the Company’s ongoing cost-cutting efforts, outweighed an increase in professional fees outweighed a decline in subcontractor expenses. Corporate expenses amounted to approximately 19.5% of total consolidated revenues in the first quarter of 2026, compared to 18.4% in the first quarter of 2025, reflecting the decline in total consolidated revenues.
Interest expense, net

During the three months ended March 31, 2026, the Company recorded a $0.1 million interest expense, net compared to a $0.4 million interest expense, net in the three months ended March 31, 2025. Interest expenses on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended March 31, 2026 and 2025.

Loss on change in fair value of contingent consideration
During the three months ended March 31, 2026, the Company recorded a $2.8 million loss on the change in fair value of contingent consideration, reflecting an improved revenue outlook for the SteadyMD business, which was acquired in October 2025. The Company did not record a change in fair value of contingent consideration during the three months ended March 31, 2025.

Insurance proceeds
During the three months ended March 31, 2026, the Company recorded $4.7 million in other income from insurance proceeds. The Company did not record any insurance proceeds during the three months ended March 31, 2025. The Company was reimbursed in the 2026 period for legal fees that were covered by the Company’s insurance policy.
Loss on equity method investment

The Company did not record a gain or loss on equity method investment for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded a loss on equity method investments of $40,698, representing its share of the losses incurred by an entity in which the Company has a minority interest.

(Loss) gain on disposal of fixed assets

During the three months ended March 31, 2026, the Company recorded a $62,493 loss on disposal of fixed assets compared to a $15,139 gain on disposal of fixed assets in three months ended March 31, 2025.
Other income (expense)

During the three months ended March 31, 2026, the Company recorded other income of $0.3 million, compared to other expense of $0.3 million in the three months ended March 31, 2025.

(Provision for) benefit from income taxes

During the three months ended March 31, 2026, the Company recorded an income tax expense of $19,283, compared to an income tax benefit of $3.7 million in the three months ended March 31, 2025.

Net loss attributable to noncontrolling interests

For the three months ended March 31, 2026, the Company had net loss attributable to noncontrolling interests of approximately $1.9 million, compared to net loss attributable to noncontrolling interests of approximately $1.7 million for the three months ended March 31, 2025
Liquidity and Capital Resources

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

The Company’s future working capital needs depend on many factors, including the overall growth of the Company and the various payment terms that are negotiated with customers and vendors. The Company’s future capital requirements depend on many factors, including potential acquisitions, the Company’s level of investment in technology and ongoing technology development, and rate of growth in existing markets and into new markets. Capital requirements might also be affected by factors outside of the Company’s control, such as interest rates, rising inflation and other monetary and fiscal policy changes to the manner in which the Company currently operates. If the Company’s growth rate is higher than is currently anticipated, resulting in greater-than-anticipated capital requirements, the Company might need to, or choose to, raise additional capital through debt or equity financings, or through a draw down on the Company’s credit line.

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

On August 7, 2025, the Company amended and restated the Prior Credit Agreement. The Credit Agreement provides for the Revolving Facility of up to an aggregate principal amount of $55.0 million, and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20.0 million, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term

SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement. As of December 31, 2025, the Company was no longer in compliance with such covenant under the Credit Agreement. The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the Revolving Facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the Revolving Facility will remain available; however, these discussions are still progressing as of March 31, 2026.

Considering the foregoing, including historical operating losses, the projected liquidity deficit, and the covenant non-compliance under the Credit Agreement, the Company, together with its Board of Directors, has reviewed and extensively discussed certain plans intended to reduce cash utilization and operating costs, including transitioning a larger portion of bonus compensation from cash to Company stock, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reducing headcount, and delayed spending on certain business growth strategies, as well as utilizing the Revolving Facility, subject to obtaining the necessary waiver from its lender. While these plans carry meaningful inherent risk to operations, the Company’s management and the Board of Directors have evaluated these conditions in totality and conclude it is probable that, when implemented, the plans will be sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern” for further information.
Capital Resources
Working capital as of March 31, 2026 and December 31, 2025 was as follows:

$ in Millions	March 31, 2026	December 31, 2025	Change $	Change %
Working capital
Current assets	$138.2	$152.4	$(14.2)	(9.3)%
Current liabilities	77.2	67.5	9.7	14.4%
Total working capital	$61.0	$84.9	$(23.9)	(28.2)%

As of March 31, 2026, available cash totaled $35.7 million, which represented a decrease of $15.3 million compared to December 31, 2025, primarily reflecting the net loss recorded during the three months ended March 31, 2026. As of March 31, 2026, working capital amounted to $61.0 million, which represented a decrease of $23.9 million compared to December 31, 2025, reflecting the decline in cash, accompanied by increases in accounts payable and the current portion of contingent consideration. Current assets declined by $14.2 million, due primarily to the decline in cash as well as a decrease in other current assets.
Cash Flows
Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Change $	Change %
$ in Millions	2026	2025
Cash flow summary
Net cash (used in) provided by operating activities	$(4.7)	$9.2	$(13.9)	(151.1)%
Net cash provided by (used in) investing activities	1.7	(5.3)	7.0	132.1%
Net cash used in financing activities	(2.5)	(8.5)	6.0	70.6%
Effect of exchange rate changes	(0.2)	0.3	(0.5)	(166.7)%
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(5.7)	$(4.3)	$(1.4)	(32.6)%

Operating Activities
During the three months ended March 31, 2026, operating activities used $4.7 million of cash, due to a net loss of $16.7 million. Non-cash charges amounted to $10.1 million and included $3.2 million of stock compensation expense, a loss on change in fair value of contingent consideration of $2.8 million, a $2.6 million in depreciation of property and equipment and right-of-use assets, bad debt expense of $1.7 million, and a loss on disposal of fixed asset of $0.1 million. These were partially offset by $0.2 million in deferred taxes and $0.1 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $1.9 million in positive operating cash flow, as a $2.7 million increase in accounts payable, a $1.9 million increase in accrued liabilities and a $0.1 million increase in operating lease liabilities and right-of-use assets were partially offset by a $2.8 million increase in accounts receivable.

During the three months ended March 31, 2025, operating activities provided $9.2 million of cash, despite a net loss of $11.1 million. Non-cash charges amounted to $6.0 million and included $4.8 million of stock compensation expense, $2.5 million in depreciation of property and equipment and right-of-use assets, $1.3 million from amortization of intangible assets, bad debt expense of $1.2 million, and a loss of $0.1 million from an investment that is accounted for under the equity method. These were partially offset by $3.9 million in deferred taxes. Changes in assets and liabilities resulted in approximately $14.3 million in positive operating cash flow, as a $31.4 million decline in accounts receivable, reflecting collections of invoices from large municipal customers, a $0.5 million decrease in other assets, and a $0.2 million positive impact of operating lease liabilities and right-of-use assets were partially offset by a $9.1 million decrease in accrued liabilities, a $8.3 million decrease in accounts payable, and a $0.4 million increase in prepaid expenses and other current assets.
Investing Activities
During the three months ended March 31, 2026, investing activities provided $1.7 million of cash and restricted cash and consisted of the purchase of restricted investments of $1.7 million, the purchase of intangibles of $0.7 million and the purchase of property and equipment totaling approximately $0.4 million, which were outweighed by $4.5 million in proceeds from the sale and maturity of restricted investments.

During the three months ended March 31, 2025, investing activities used $5.3 million of cash and consisted of the acquisition of a business for $3.7 million, the purchase of property and equipment totaling approximately $1.0 million, and the purchase of intangibles in the amount of $0.7 million, partially offset by $0.1 million in cash proceeds from the disposal of property and equipment

Financing Activities
During the three months ended March 31, 2026, financing activities used $2.5 million of cash, as the Company made $1.4 million in payments under the terms of finance leases and made $1.1 million in distributions to noncontrolling interests.
During the three months ended March 31, 2025, financing activities used $8.5 million of cash, as the Company spent approximately $5.7 million on its share repurchase program, made $1.3 million in payments under the terms of finance leases, paid $1.2 million in taxes related to shares withheld for employee taxes, and made $0.3 million in earnout payments on contingent liabilities.

Future minimum annual maturities of notes payable as of March 31, 2026 are as follows (in thousands):

Notes Payable
2026, remaining	$37.1
2027	50.0
2028	54.3
2029	58.9
2030	20.7
Total maturities	221.0
Current portion of notes payable	(49.3)
Long-term portion of notes payable	$171.7

Future minimum lease payments under finance leases as of March 31, 2026 are as follows (in millions):

Finance Leases
2026, remaining	$5.1
2027	5.7
2028	4.5
2029	2.8
2030	1.0
2031	0.1
Total future minimum lease payments	19.2
Less effects of discounting	(1.8)
Present value of future minimum lease payments	$17.4
Future minimum lease payments under operating leases as of March 31, 2026 are as follows (in millions):

Operating Leases
2026, remaining	$3.8
2027	3.7
2028	2.7
2029	1.3
2030	0.2
2031	0.1
Thereafter	0.1
Total future minimum lease payments	11.9
Less effects of discounting	(1.0)
Present value of future minimum lease payments	$10.9
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

Net loss for the Company’s VIEs was $1,767,756 and $1,711,511 for the three months ended March 31, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $10,270,219 and $7,039,301 as of March 31, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $22,781,072 and $17,782,198 as of March 31, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $12,510,853 and $10,742,897 as of March 31, 2026 and December 31, 2025, respectively.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.
The Company’s cash equivalents, restricted cash equivalents and restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. This fair value determination is categorized as Level 1 within the fair value hierarchy.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Future changes in fair value of the contingent consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and unaudited Condensed Consolidated Balance Sheets in the period of the change.

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

Accounts receivable are net of insurance provider contractual allowances, which are estimated at the time of billing based on contractual terms or other arrangements. The Company maintains an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The carrying amount of accounts receivable represents the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with Federal Accounting Standards Board ASC 326, Measurement of Credit Losses on Financial Instruments, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Individual uncollectible accounts are written off against the allowance when collection of the individual account does not appear probable.

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

As of January 1, 2026, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $8,299,053. The Company recognized an additional provision for credit losses and write offs of $1,727,270 and $(1,522,564), respectively, for the three months ended March 31, 2026. The Company’s balance in its allowance for credit losses amounted to $8,503,759 as of March 31, 2026.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on December 31 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in the Company’s market capitalization, as indicated by the Company’s publicly quoted share price, below its net carrying value.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, the Company has not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the three months ended March 31, 2026 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange (loss) gain for the three months ended March 31, 2026 and 2025 were $(67,516) and $495,538, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the three months ended March 31, 2026 would have resulted in a change in total revenues of approximately 1.9% and a change in total assets of approximately 0.7%.
Concentrations of Risk
Our financial instruments that are exposed to concentrations of credit risks primarily consist of cash, cash equivalents, restricted cash, restricted cash equivalents, restricted investments, and accounts receivable. We attempt to minimize concentration of credit risk by maintaining our cash and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of our cash equivalents, restricted cash equivalents, and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
We had two customers each accounted for approximately 10% of revenues for the three months ended March 31, 2026, and one customer that accounted for approximately 47% of revenues for the three months ended March 31, 2025.
As of March 31, 2026, the Company had two customers that accounted for approximately 23% and 10%, respectively, of net accounts receivable. As of December 31, 2025, we had two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K, other than as described below.

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

In addition, a small portion of DocGo’s U.S. employees have recently voted to unionize, and additional union activity may occur within DocGo’s workforce in the future, which could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could also increase the likelihood of employee unionization attempts. To the extent a significant portion of its employee base unionizes, it is possible DocGo’s labor costs could increase materially. DocGo’s failure to recruit and retain qualified healthcare professionals, or to control labor costs, could have a material adverse effect on DocGo’s business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) Amended and Restated Executive Employment Agreements

On May 7, 2026, the Company entered into Amended and Restated Executive Employment Agreements (collectively, the “Executive Agreements”) with each of Lee Bienstock, Norman Rosenberg and Stephen Sugrue (each, an “Executive”). Each Executive Agreement provides for an initial term expiring on December 31, 2026 and annual renewal thereafter upon 60 days’ written notice by both parties.

Mr. Bienstock’s Executive Agreement provides for an annual base salary of $785,000 and a target annual bonus of 100% of base salary; Mr. Rosenberg’s Executive Agreement provides for an annual base salary of $492,000 and a target annual bonus of 83% of base salary; and Mr. Sugrue’s Executive Agreement provides for an annual base salary of $426,000 and a target annual bonus of 70% of base salary. Each Executive is also eligible to receive annual equity grants.

The Executive Agreements provide that upon termination of employment, the Executive will receive any accrued but unpaid base salary and other accrued and unpaid compensation, including any accrued but unpaid vacation. If the termination is an “involuntary termination without cause” or a resignation for “good reason” or the result of the Executive Agreement expiring due to non-renewal (each a “Covered Termination” and as defined in the Executive Agreements), the Executive will be entitled to receive the severance benefits described below, as applicable, provided that the Executive (A) delivers an effective general release of all claims against the Company and its affiliates in a form provided by the Company that becomes effective and irrevocable within 60 days following the Covered Termination and (B) continues to comply with customary confidentiality, non-competition, customer non-solicitation and non-interference, and employee non-solicitation and non-interference covenants set forth in the Executive Agreements.

In connection with a Covered Termination that does not occur during the period beginning three months prior to a “change in control” (as defined in the 2021 Plan) and ending 12 months after a change in control, the Executive would be entitled to the following severance benefits: (i) a cash payment equal to 12 months of the Executive’s base salary payable in equal installments over 12 months (or in the case of Mr. Sugrue, six months of the Executive’s base salary payable in equal installments over six months); (ii) a pro rata portion of the Executive’s annual bonus for the fiscal year of termination based on actual achievement of the bonus objectives and the number of days the Executive was employed during the fiscal year; and (iii) payment or reimbursement for the premium for the Executive and the Executive’s covered dependents to maintain continued health coverage pursuant to the provisions of COBRA through the earlier of (A) the 12-month anniversary of the date of the Executive’s termination of employment (or in the case of Mr. Sugrue, the six-month anniversary of the date of termination of employment), and (B) the date the Executive and the Executive’s covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s).

In connection with a Covered Termination during the period beginning three months prior to a Change in Control and ending 12 months after a Change in Control, each Executive would be entitled to: (i) a lump sum cash payment equal to the sum of (A) the Executive’s base salary and (B) the Executive’s target bonus (or in the case of Mr. Sugrue, 0.5 times such sum); (ii) a pro rata portion of the Executive’s annual bonus for the fiscal year of termination based on actual achievement of the bonus objectives and the number of days the Executive was employed during the fiscal year; (iii) the amount of any annual bonus earned, but not yet paid, for the fiscal year prior to the Executive’s termination; and (iv) payment or reimbursement for the premium for the Executive and the Executive’s covered dependents to maintain continued health coverage pursuant to the provisions of COBRA through the earlier of (A) the 12-month anniversary of the date of the Executive’s termination of employment (or in the case of Mr. Sugrue, the six-month anniversary of the date of termination of employment) and (B) the date the Executive and the Executive’s covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s).

The Executive Agreements provide for a “best net” after-tax Section 280G provision where the Executive receives the best after-tax result but is not eligible to receive any tax gross-ups, to the extent any payments made pursuant to the Executive Agreements or otherwise would constitute a “parachute payment” under Internal Revenue Code Section 280G.

The foregoing summary of the Executive Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Agreements, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1#*	Amended and Restated Executive Employment Agreement, dated May 7, 2026, by and between the Company and Lee Bienstock.
10.2#*	Amended and Restated Executive Employment Agreement, dated May 7, 2026, by and between the Company and Norman Rosenberg.
10.3#*	Amended and Restated Executive Employment Agreement, dated May 7, 2026, by and between the Company and Stephen Sugrue.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DocGo Inc.

Date: May 11, 2026	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: May 11, 2026	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer