Form 10-Q
period 2026-06-30
DocGo Inc.
filed 2026-08-17
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2026, 98,928,369 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$25,233,369	$51,018,657
Accounts receivable, net of allowance for credit loss of $8,540,616 and $8,299,053 as of June 30, 2026 and December 31, 2025, respectively	86,219,100	92,893,216
Prepaid expenses	4,403,326	4,790,215
Other current assets	3,942,361	3,697,371
Total current assets	119,798,156	152,399,459
Property and equipment, net	12,711,083	14,558,427
Intangibles, net	1,410,254	—
Restricted cash and cash equivalents	6,937,746	1,466,121
Restricted investments (amortized cost of $15,952,661 and $15,737,694 as of June 30, 2026 and December 31, 2025, respectively)	15,900,466	15,845,875
Operating lease right-of-use assets	9,259,686	11,520,781
Finance lease right-of-use assets	16,756,910	17,420,424
Deferred tax assets	561,903	538,864
Other assets	3,480,045	3,353,061
Total assets	$186,816,249	$217,103,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,020,960	$11,110,867
Accrued liabilities	39,952,129	42,789,440
Notes payable, current	48,036	51,740
Due to seller	779,332	336,982
Contingent consideration, current	7,900,376	3,040,377
Operating lease liability, current	3,991,429	4,650,953
Finance lease liability, current	5,642,029	5,509,687
Total current liabilities	72,334,291	67,490,046

Notes payable, non-current	159,337	183,843
Contingent consideration, non-current	2,476,216	4,776,215
Operating lease liability, non-current	5,837,418	7,563,664
Finance lease liability, non-current	10,227,928	11,217,907
Total liabilities	91,035,190	91,231,675
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 98,858,369 and 98,640,059 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	9,886	9,864
Additional paid-in-capital	331,260,586	325,416,366
Accumulated deficit	(214,385,203)	(183,801,795)
Accumulated other comprehensive income	2,169,289	2,387,404
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	119,054,558	144,011,839
Noncontrolling interests	(23,273,499)	(18,140,502)
Total stockholders’ equity	95,781,059	125,871,337
Total liabilities and stockholders’ equity	$186,816,249	$217,103,012
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$73,424,719	$80,417,622	$148,975,203	$176,450,677
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	51,018,120	54,998,524	102,685,708	120,183,584
Operating expenses:
General and administrative	29,742,190	31,240,943	60,577,258	64,143,013
Depreciation and amortization	2,691,411	3,981,008	5,338,518	7,742,399
Legal and regulatory	4,025,638	4,351,974	9,059,768	8,562,797
Technology and development	3,446,289	2,957,203	7,151,338	6,596,647
Sales, advertising and marketing	423,294	368,214	795,927	699,919
Total expenses	91,346,942	97,897,866	185,608,517	207,928,359
Loss from operations	(17,922,223)	(17,480,244)	(36,633,314)	(31,477,682)
Other (expense) income:
Interest expense, net	(97,583)	(443,662)	(197,315)	(869,946)
Loss on change in fair value of contingent consideration	—	—	(2,760,000)	—
Insurance proceeds	—	—	4,687,798	—
Loss on equity method investment	—	(38,817)	—	(79,515)
Loss on remeasurement of operating and finance leases	—	(6,607)	—	(47,444)
Loss on disposal of fixed assets	(39,574)	(48,354)	(102,067)	(33,215)
Other income (expense)	123,211	101,046	388,175	(211,823)
Total other (expense) income	(13,946)	(436,394)	2,016,591	(1,241,943)

Net loss before income tax (provision) benefit	(17,936,169)	(17,916,638)	(34,616,723)	(32,719,625)
(Provision for) benefit from income taxes	(56,129)	4,626,745	(75,412)	8,350,432
Net loss	(17,992,298)	(13,289,893)	(34,692,135)	(24,369,193)
Net loss attributable to noncontrolling interests	(2,172,021)	(2,134,647)	(4,108,727)	(3,808,632)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	(15,820,277)	(11,155,246)	(30,583,408)	(20,560,561)
Other comprehensive (loss) income
Unrealized (loss) gain on investments, net of tax	(54,965)	76,733	(126,869)	76,733
Foreign currency translation adjustment	(23,730)	927,462	(91,246)	1,423,000
Total comprehensive loss	$(15,898,972)	$(10,151,051)	$(30,801,523)	$(19,060,828)

Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.16)	$(0.11)	$(0.31)	$(0.21)
Weighted-average shares outstanding - Basic	98,802,810	98,931,293	98,774,609	100,255,877

Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.16)	$(0.11)	$(0.31)	$(0.21)
Weighted-average shares outstanding - Diluted	98,802,810	98,931,293	98,774,609	100,255,877
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Foreign currency translation	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803
Common stock repurchased	(2,527,900)	(253)	(5,076,699)	—	—	—	(5,076,952)
Stock-based compensation	166,042	17	3,308,137	—	—	—	3,308,154
Shares withheld for taxes	(64,955)	(6)	(139,569)	—	—	—	(139,575)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,134,647)	(2,134,647)
Other comprehensive income	—	—	—	—	1,004,195	—	1,004,195
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(11,155,246)	—	—	(11,155,246)
Balance - June 30, 2025	97,757,075	$9,776	$316,509,060	$(21,962,728)	$2,721,602	$(9,546,978)	$287,730,732

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	98,640,059	$9,864	$325,416,366	$(183,801,795)	$2,387,404	$(18,140,502)	$125,871,337
Stock-based compensation	173,085	17	3,224,767	—	—	—	3,224,784
Shares withheld for taxes	(34,731)	(3)	(22,200)	—	—	—	(22,203)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,936,706)	(1,936,706)
Distributions paid to noncontrolling interests	—					(1,024,270)	(1,024,270)
Other comprehensive loss	—	—	—	—	(139,420)	—	(139,420)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(14,763,131)	—	—	(14,763,131)
Balance - March 31, 2026	98,778,413	$9,878	$328,618,933	$(198,564,926)	$2,247,984	$(21,101,478)	$111,210,391
Stock-based compensation	103,484	10	2,655,516	—	—	—	2,655,526
Shares withheld for taxes	(23,528)	(2)	(13,863)	—	—	—	(13,865)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,172,021)	(2,172,021)
Other comprehensive loss	—	—	—	—	(78,695)	—	(78,695)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(15,820,277)	—	—	(15,820,277)
Balance - June 30, 2026	98,858,369	$9,886	$331,260,586	$(214,385,203)	$2,169,289	$(23,273,499)	$95,781,059
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,692,135)	$(24,369,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,504,944	2,432,577
Amortization of intangible assets	83,079	2,751,441
Amortization of finance lease right-of-use assets	2,750,495	2,558,381
Loss on disposal of fixed assets	102,067	33,215
Deferred income tax expense	12,963	(8,806,213)
Accretion of discount related to restricted investments	(164,382)	(145,403)
Loss on equity method investments	—	79,515
Bad debt expense	2,839,894	2,492,009
Stock-based compensation	5,880,310	9,656,445
Loss on remeasurement of operating and finance leases	—	47,444
Loss on change in fair value of contingent consideration	2,760,000	—
Changes in operating assets and liabilities:
Accounts receivable	3,837,143	86,194,306
Prepaid expenses and other current assets	141,899	(5,273,060)
Other assets	(126,984)	970,612
Accounts payable	2,817,762	(18,246,793)
Accrued liabilities	(2,522,047)	(7,451,661)
Operating lease liabilities and right-of-use assets	(124,367)	336,596
Net cash (used in) provided by operating activities	(13,899,359)	43,260,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(751,142)	(2,170,883)
Purchase of intangibles	(1,493,333)	(1,578,173)
Acquisition of a business, net of cash acquired	—	(3,646,318)
Purchase of restricted investments	(7,476,506)	(22,221,437)
Proceeds from sale and maturity of restricted investments	7,459,428	2,329,246
Proceeds from disposal of property and equipment	44,563	177,329
Net cash used in investing activities	(2,216,990)	(27,110,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(28,210)	(6,258)
Due to seller	(75,835)	(750,919)
Earnout payments on contingent liabilities	—	(265,538)
Distributions paid to noncontrolling interest	(1,024,270)	—
Payments for taxes related to shares withheld for employee taxes	(36,068)	(1,340,552)
Common stock repurchased	—	(10,828,906)
Payments on obligations under finance lease	(2,963,454)	(2,708,673)
Net cash used in financing activities	(4,127,837)	(15,900,846)

Effect of exchange rate changes on cash and cash equivalents	(69,477)	968,129

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(20,313,663)	1,217,265
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	52,484,778	107,337,307
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$32,171,115	$108,554,572

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$96,112	$1,005,769
Cash paid for interest on finance lease liabilities	$497,826	$470,749
Cash paid for income taxes	$170,191	$6,094,270
Right-of-use assets obtained in exchange for lease liabilities	$3,059,931	$7,698,829

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$92,331	$13,125

Reconciliation of cash and restricted cash
Cash	$25,233,369	$104,164,128
Restricted cash	6,937,746	4,390,444
Total cash and restricted cash shown in statement of cash flows	$32,171,115	$108,554,572
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
2. Summary of Significant Accounting Policies
Liquidity and Going Concern
The Company experienced a decline in current operating results, incurred operating losses in 2025 and for the three and six months ended June 30, 2026, and had large customer contracts that were not renewed and ended, specifically in regard to its municipal migrant-related programs. As of June 30, 2026, the Company had $25,233,369 of unrestricted cash and cash equivalents and working capital of $47,463,865. During 2025, the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, and operating cash flows were sufficient to offset the Company’s

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
operating losses. The Company expects that near-term operating results will continue to generate operating losses and will require utilization of its available unrestricted cash and cash equivalents.
As of December 31, 2025, the Company was no longer in compliance with the minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement (as defined in Note 9). The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the available credit facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the credit facility will remain available; however, these discussions were still progressing as of June 30, 2026. The Company was also in the process of obtaining a term loan which would serve to replace the credit facility.
As a result of the ongoing operating losses, the Company, along with its Board of Directors, has reviewed and extensively discussed certain plans to reduce cash utilization and operating costs. These plans include, among other options, a larger portion of compensation paid utilizing stock in lieu of cash, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reduction in workforce, delayed spending on certain business growth strategies, and utilization of the Company’s available line of credit, subject to the resolution described above.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Net loss for the Company’s VIEs was $2,292,093 and $2,392,937 for the three months ended June 30, 2026 and 2025, respectively, and $4,059,850 and $4,104,448 for the six months ended June 30, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $8,719,363 and $7,039,301 as of June 30, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $23,522,309 and $17,782,198 as of June 30, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $14,802,946 and $10,742,897 as of June 30, 2026 and December 31, 2025, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized translation adjustment for the three months ended June 30, 2026 and 2025 were $(23,730) and $927,462, respectively, and $(91,246) and $1,423,000 for the six months ended June 30, 2026 and 2025, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(“FDIC”). The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. Most of the Company’s cash equivalents, restricted cash equivalents, and restricted investments are invested in U.S. treasury securities and corporate bonds, all of which have credit ratings of “A” or above.
Major Customers
The Company had two customers that accounted for approximately 13% and 11% of revenues, respectively, for the three months ended June 30, 2026, one of which is the same customer that accounted for approximately 34% of revenues for the three months ended June 30, 2025.
The Company had two customers that accounted for approximately 11% and 10% of revenues, respectively, for the six months ended June 30, 2026, one of which is the same customer that accounted for approximately 42% of revenues for the six months ended June 30, 2025.

As of June 30, 2026, the Company had two customers that accounted for approximately 16% and 14%, respectively, of net accounts receivable. As of December 31, 2025, the Company had the same two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
Major Vendor

The Company had no significant vendor concentration for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, one vendor accounted for 13% and 16% of total costs, respectively.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net loss or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $1,335,238 and $1,788,119 with foreign financial institutions as of June 30, 2026 and December 31, 2025, respectively.
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
The following tables present the Company’s restricted cash equivalents and restricted investments as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$543,480	$—	$—	$543,480
Corporate bonds	746,141	257	(1,175)	745,223
U.S. government obligations	21,600,785	387	(51,663)	21,549,509
Total	$22,890,406	$644	$(52,838)	$22,838,212

Included in restricted cash and cash equivalents	$6,937,745	$17	$(16)	$6,937,746
Included in restricted investments	$15,952,661	$627	$(52,822)	$15,900,466

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$161,983	$—	$—	$161,983
Corporate bonds	939,157	6,832	—	945,989
U.S. government obligations	16,102,457	102,064	(497)	16,204,024
Total	$17,203,597	$108,896	$(497)	$17,311,996

Included in restricted cash and cash equivalents	$1,465,903	$218	$—	$1,466,121
Included in restricted investments	$15,737,694	$108,678	$(497)	$15,845,875
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of June 30, 2026 and December 31, 2025, respectively:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$15,633,846	$15,631,244	$6,760,198	$6,762,886
After 1 year through 5 years	2,739,500	2,721,731	6,118,800	6,159,400
After 5 years through 10 years	4,517,060	4,485,237	4,324,599	4,389,710
Total	$22,890,406	$22,838,212	$17,203,597	$17,311,996
Proceeds from the sales and maturities of the fixed income marketable securities were $25,930,902 and $9,323,535 for the three months ended June 30, 2026 and June 30, 2025, respectively. Proceeds from the sales and maturities of the fixed income marketable securities were $41,430,736 and $9,323,535 for the six months ended June 30, 2026 and June 30, 2025, respectively. The Company included in other income (expense) in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, a net realized gain of $168 and $7,280 for the three and six months ended June 30, 2026, respectively, and $435 for the three and six months ended June 30, 2025. There were no significant credit losses recognized during the three and six months ended June 30, 2026 and June 30, 2025.
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
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

Contingent Consideration

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of $265,538. There was no remaining contingent liability balance for Exceptional as of June 30, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment (“CRMS Earn Out Payment”) in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. The settlement amount exceeded the estimated contingent consideration for the CRMS Earn Out Payment by $196,488. The estimated contingent consideration amount payable for CRMS was $5,076,592 as of June 30, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company recorded a loss on the change in fair value of contingent consideration in the amount of $0 and $60,000 for the three and six months ended June 30, 2026, respectively. The Company did not record a change in the fair value of contingent consideration for the three and six months ended June 30, 2025. The estimated contingent liability for PTI was $300,000 and $240,000 as of June 30, 2026 and December 31, 2025, respectively (see Note 4).

In connection with the acquisition of SteadyMD, Inc. (“SteadyMD”), the Company recorded $2,300,000 in contingent consideration to be paid upon achieving certain revenue targets during the 12 month period between January 1, 2026 and December 31, 2026. The Company recorded a loss on the change in fair value of contingent consideration in the amount of $0 and $2,700,000 for the three and six months ended June 30, 2026, respectively. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025. The estimated contingent liability for SteadyMD was $5,000,000 and $2,300,000 as of June 30, 2026 and December 31, 2025, respectively (see Note 4).

In connection with the acquisition of Primary Care Ambulance (“PCA”), the Company recorded $200,000 in contingent consideration to be paid upon meeting certain continued employment conditions. During the three and six months ended June 30, 2026, the Company reclassified the contingent liability to due to seller. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025. The estimated contingent liability for PCA was $0 and $200,000 as of June 30, 2026 and December 31, 2025, respectively (see Note 4).

Impairment of Goodwill

During the third quarter of fiscal 2025, the Company noted a sustained reduction of revenue and forecasts in connection with its Mobile Health Services operating segment, which represented a triggering event that required a goodwill impairment assessment. The Company concluded that one reporting unit within the Mobile Health Services operating segment, Rapid Temps, LLC (“Rapid Temps”), had a fair value less than its carrying value due to its financial performance and downward revisions in projected financial outlook. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $8,718,398 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Loss. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 5).

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

During the fourth quarter of fiscal 2025, the Company identified an additional impairment triggering event associated with a sustained decrease in its publicly quoted share price and market capitalization, and accordingly, performed a goodwill quantitative assessment. As a result of the quantitative assessment, the Company concluded that several reporting units within the Mobile Health Services, Transportation Services and Corporate operating segments had fair values less than their respective carrying values. The Company therefore recognized a non-cash goodwill impairment charge of $49,509,698 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Loss. The charge has no impact on cash flow, liquidity or compliance with debt covenants (see Note 5).

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

Impairment of Intangible Assets

In connection with the evaluation of the goodwill impairment in the Mobile Health Services operating segment during the third quarter of fiscal 2025 due to the sustained reduction in revenue and forecasts for the business, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of customer relationships in Rapid Temps and trade credits, both of which are finite-lived intangible assets within the Mobile Health Services operating segment. The Company first performed a recoverability test for each asset group by comparing the projected undiscounted cash flows from the use of each asset group to its respective carrying value. The undiscounted cash flows were not sufficient to recover the carrying value of each asset group, and therefore, the Company then compared the carrying value of each finite-lived intangible asset group to its respective fair value to measure the impairment loss. As a result of the quantitative assessment, the Company recognized a total non-cash finite-lived intangible asset impairment charge of $8,020,343 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Loss. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).

In connection with the evaluation of the goodwill impairment during the fourth quarter of fiscal 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services, and Corporate operating segments. As a result of the assessment, the Company recognized a total non-cash impairment charge of $22,627,902 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Loss. The charge has no impact on cash flow, liquidity, or compliance with debt covenants (see Note 6).

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

As of January 1, 2026, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $8,299,053. The Company recognized an additional provision for credit losses and write offs of $1,106,983 and $(1,070,126), respectively, for the three months ended June 30, 2026 and $2,834,253 and $(2,592,690), respectively for the six months ended June 30, 2026. The Company’s balance in its allowance for credit losses amounted to $8,540,616 as of June 30, 2026.
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For details regarding the related party transactions that occurred during the three and six months ended June 30, 2026 and 2025, refer to Note 16.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary Geographical Markets
U.S.	$60,430,620	$66,258,565	$123,169,860	$148,232,981
U.K.	12,994,099	14,159,057	25,805,343	28,217,696
Total revenues	$73,424,719	$80,417,622	$148,975,203	$176,450,677

Major Segments
Mobile Health Services	$21,417,771	$30,780,993	$45,043,018	$75,990,537
Transportation Services	52,006,948	49,636,629	103,932,185	100,460,140
Total revenues	$73,424,719	$80,417,622	$148,975,203	$176,450,677
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
The following table presents the calculation of basic and diluted net loss per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(15,820,277)	$(11,155,246)	(30,583,408)	(20,560,561)
Weighted-average shares outstanding - Basic	98,802,810	98,931,293	98,774,609	100,255,877
Effect of dilutive options	—	—	—	—
Weighted-average shares outstanding - Diluted	98,802,810	98,931,293	98,774,609	100,255,877
Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.16)	$(0.11)	(0.31)	(0.21)
Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.16)	$(0.11)	(0.31)	(0.21)
Anti-dilutive employee share-based awards excluded	16,472,812	13,339,305	16,472,812	13,339,305
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
3. Property and Equipment, Net
Property and equipment, net as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Vehicles	$17,687,749	$18,115,890
Medical and other plant equipment	11,051,055	10,639,965
Office equipment and furniture	4,780,613	4,722,066
Leasehold improvements	2,350,736	2,266,312
Buildings	527,283	527,283
Land	37,800	37,800
	36,435,236	36,309,316
Less: Accumulated depreciation	(23,724,153)	(21,750,889)
Property and equipment, net	$12,711,083	$14,558,427
During the six months ended June 30, 2026, the Company disposed of assets with a cost of $603,348 and accumulated depreciation of $456,718 for proceeds of $44,563. During the six months ended June 30, 2025, the Company disposed of assets with a cost of $1,194,489 and accumulated depreciation of $983,945 for proceeds of $177,329. The Company recorded a loss on disposal of $39,574 and $48,354 for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recorded a loss on disposal of $102,067 and $33,215 for the six months ended June 30, 2026 and June 30, 2025, respectively.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company recorded depreciation expense of $1,238,431 and $1,211,772 for the three months ended June 30, 2026 and 2025, respectively.
The Company recorded depreciation expense of $2,504,944 and $2,432,577 for the six months ended June 30, 2026 and 2025, respectively.
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
During the three and six months ended June 30, 2026, the Company recorded $1,543 and $2,921 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition, respectively. During the three and six months ended June 30, 2025, the Company recorded $874 and $20,765 additional pre-acquisition accounts receivable through due to seller, respectively. As of June 30, 2026 and December 31, 2025, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $57,347 and $54,426, respectively.
The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of June 30, 2026 and December 31, 2025.
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

The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025.The estimated contingent consideration amount payable for CRMS was $5,076,592 as of June 30, 2026 and December 31, 2025.

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
The Company recorded a loss on the change in fair value of contingent consideration in the amount of $0 and $60,000 for

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
the three and six months ended June 30, 2026, respectively. The Company did not record a change in the fair value of contingent consideration for the three and six months ended June 30, 2025. The estimated contingent liability for PTI was $300,000 and $240,000 as of June 30, 2026 and December 31, 2025, respectively.
The Company paid $75,835 of pre-acquisition accounts receivable during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company paid the other current assets and pre-acquisition accounts receivable in the amount of $388,641 and $362,278, respectively. There was a due to seller balance of $27,640 and $103,475 for PTI as of June 30, 2026 and December 31, 2025, respectively.
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
The Company recorded a loss on the change in fair value of contingent consideration in the amount of $0 and $2,700,000 for the three and six months ended June 30, 2026, respectively. The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2025. The estimated contingent liability for SteadyMD was $5,000,000 and $2,300,000 as of June 30, 2026 and December 31, 2025, respectively.
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
The Company did not record a change in fair value of contingent consideration for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, the Company reclassified $200,000 of the contingent consideration liability to due to seller. The estimated contingent liability for PCA was $0 and $200,000 as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, the Company recorded an additional $315,265 to due to seller for the expenses paid by the previous owners. As of June 30, 2026, the remaining balance of due to seller was $515,265.

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Goodwill

The Company did not record any changes in the carrying value of goodwill in the unaudited Condensed Consolidated Balance Sheets for the six months ended June 30, 2026.

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

The carrying value of goodwill amounted to $0 as of June 30, 2026 and December 31, 2025. The following table summarizes goodwill by applicable operating segments:

	June 30, 2026			December 31, 2025
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Mobile Health Services	$—	$—	$—	$24,865,586	$(24,865,586)	$—
Transportation Services	—	—	—	24,720,320	(24,720,320)	—
Corporate	—	—	—	8,642,190	(8,642,190)	—
Total	$—	$—	$—	$58,228,096	$(58,228,096)	$—

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Intangibles
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	—	30,000	—	—	30,000
Internally developed software	4-5 years	—	1,458,333	—	(82,979)	1,375,354
Trademark	8-15 years	—	5,000		(100)	4,900
		$—	$1,493,333	$—	$(83,079)	$1,410,254

	December 31, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(3,540)	$(244,288)	$—
Operating licenses	Indefinite	9,399,004	450,000	(9,849,004)	—	—
Internally developed software	4-5 years	12,129,913	2,883,827	(288,248)	(14,725,492)	—
Material contracts	Indefinite	62,550	11,444	(73,994)	—	—
Customer relationships	7-14 years	19,993,533	3,897,665	(15,425,390)	(8,465,808)	—
Trademark	8-15 years	405,532	1,100,496	(1,304,101)	(201,927)	—
Non-compete agreements	5 years	100,000	100,000	(145,000)	(55,000)	—
Domain names	10 years	—	15,990	(14,524)	(1,466)	—
Software license agreement	Indefinite	—	500,000	(500,000)	—	—
Acquired developed technology	6 years	—	1,600,000	(1,544,444)	(55,556)	—
Trade credits	5 years	1,500,000	—	(1,500,000)	—	—
		$43,838,360	$10,559,422	$(30,648,245)	$(23,749,537)	$—
The Company did not record any disposal of intangible assets for the six months ended June 30, 2026 and 2025.
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
In connection with the evaluation of the goodwill impairment during the fourth quarter of 2025 due to the sustained decrease in the Company’s publicly quoted share price and market capitalization, the Company assessed tangible and intangible assets for impairment testing prior to performing the goodwill impairment test. The asset groups identified for impairment testing consisted of computer software, operating licenses, internally developed software, material contracts, customer relationships, trademarks, non-compete agreements, domain names, software license agreements, and acquired developed technology. These asset groups consist of both finite-lived and indefinite-lived intangible assets within the Mobile Health Services, Transportation Services and Corporate operating segments. As a result of the assessment, the Company recognized a total non-cash intangible impairment charge of $22,627,902 for the year ended December 31, 2025

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity, or compliance with debt covenants.

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
The Company recorded amortization expense of $62,041 and $1,452,299 for the three months ended June 30, 2026 and 2025, respectively.
The Company recorded amortization expense of $83,079 and$2,751,441 for the six months ended June 30, 2026 and 2025, respectively.
Future amortization expense as of June 30, 2026 for the next five years and in the aggregate are as follows:

Amortization Expense
2026, remaining	$148,582
2027	297,417
2028	297,417
2029	297,417
2030	297,417
Thereafter	72,004
Total	$1,410,254

7. Investments
The carrying amount of the Company’s investments was $0 as of June 30, 2026 and December 31, 2025.
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and the estimated recoverable value of the investment. As of June 30, 2026 and December 31, 2025, the Company had no investments in equity securities without readily determinable fair values.
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
During the year ended December 31, 2025, the Company recorded a non-cash impairment charge of $434,222 in its RND investment, which represented an other-than-temporary impairment as a result of RND’s bankruptcy declaration. The carrying value of the Company’s investment in RND was $0 as of June 30, 2026 and December 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued workers' compensation and other insurance liabilities	$19,172,790	$18,229,568
Accrued general expenses	10,850,158	12,053,483
Accrued payroll	5,763,427	5,511,713
Accrued subcontractors	4,165,754	4,350,051
Accrued bonus	—	2,644,625
Total accrued liabilities	$39,952,129	$42,789,440
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

As of June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding and the unused portion of the Revolving Facility was $55,000,000. The Company incurred $0 and $441,282 in interest charges relating to its Prior Revolving Facility for the three months ended June 30, 2026 and 2025, respectively, and $0 and $852,799 for the six months ended June 30, 2026 and 2025, respectively, which is reflected in interest expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of June 30, 2026, no amounts had been drawn.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of June 30, 2026, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $5,264, inclusive of 8.15% interest. The loan notes mature at various times through April 2030 and are secured by transportation equipment. In May 2026, one of the loans reached its scheduled maturity and was repaid in full in accordance with its terms.
The following table summarizes the Company’s notes payable:

	June 30, 2026	December 31, 2025
Equipment and financing loans payable, 8.15% interest maturing on April 2030	$207,373	$235,583
Total notes payable	207,373	235,583
Less: current portion of notes payable	48,036	51,740
Total non-current portion of notes payable	$159,337	$183,843
Interest expense was $4,310 and $91 for the three months ended June 30, 2026 and 2025, respectively.
Interest expense was $8,872 and $196 for the six months ended June 30, 2026 and 2025 respectively.
Future minimum annual maturities of notes payable as of June 30, 2026 are as follows:

Notes Payable
2026, remaining	$23,530
2027	50,027
2028	54,260
2029	58,851
2030	20,705
Total maturities	207,373
Current portion of notes payable	(48,036)
Long-term portion of notes payable	$159,337
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In accordance with ASU 2023-07, the Company has also included disclosure in the tables below about the significant expense categories that are regularly provided to the chief operating decision makers. The Company has also disclosed an amount for other segment items, which are amounts included in loss from operations that are not regularly provided to the chief operating decision makers. Other segment items primarily consist of technology and development expenses, legal and professional fees, medical supplies, and other general and administrative expenses such as management fees, occupancy expense, and insurance costs.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its Mobile Health Services, Transportation Services, and Corporate segments based primarily on results of operations.

Operating results for the business segments of the Company as of and for the three months ended June 30, 2026 and June 30, 2025 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended June 30, 2026
Revenues	$21,417,771	$52,006,948	$—	$73,424,719
Significant segment expenses	21,684,478	41,611,424	8,827,330	72,123,232
Personnel costs	15,272,088	34,239,123	8,137,914	57,649,125
Subcontractor costs	5,849,741	2,680,136	689,416	9,219,293
Vehicle costs	562,649	4,692,165	—	5,254,814
Other segment items	4,982,218	10,047,433	4,194,059	19,223,710
Loss from operations	(5,248,925)	348,091	(13,021,389)	(17,922,223)
Depreciation and amortization expense	377,690	2,173,767	139,954	2,691,411
Stock compensation	353,254	8,244	2,294,018	2,655,516
Change in fair value of contingent consideration	—	—	—	—

Total assets	59,546,926	91,303,902	35,965,421	186,816,249
Long-lived assets	4,478,575	31,946,554	3,712,804	40,137,933
Capital expenditures	187,731	825,221	804,846	1,817,798

Three Months Ended June 30, 2025
Revenues	$30,780,993	$49,636,629	$—	80,417,622
Significant segment expenses	26,866,443	40,103,108	10,295,459	77,265,010
Personnel costs	18,645,594	33,145,771	9,268,915	61,060,280
Subcontractor costs	6,593,172	3,220,110	1,026,544	10,839,826
Vehicle costs	1,627,677	3,737,227	—	5,364,904
Other segment items	4,529,904	10,249,763	5,853,189	20,632,856
Income (loss) from operations	(615,354)	(716,242)	(16,148,648)	(17,480,244)
Depreciation and amortization expense	982,108	2,003,258	995,642	3,981,008
Stock compensation	1,340,920	52,939	3,432,274	4,826,133

Total assets	123,778,104	138,287,638	146,198,009	408,263,751
Long-lived assets	39,664,030	69,637,798	12,057,703	121,359,531
Capital expenditures	284,529	2,089,796	786,348	3,160,673

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company as of and for the six months ended June 30, 2026 and June 30, 2025 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Six Months Ended June 30, 2026
Revenues	$45,043,018	$103,932,185	$—	$148,975,203
Significant segment expenses	44,388,682	83,357,169	17,475,351	145,221,202
Personnel costs	31,064,219	69,179,569	15,979,435	116,223,223
Subcontractor costs	12,465,699	5,190,272	1,495,916	19,151,887
Vehicle costs	858,764	8,987,328	—	9,846,092
Other segment items	9,627,585	20,467,680	10,292,051	40,387,316
Income (loss) from operations	(8,973,249)	107,336	(27,767,401)	(36,633,314)
Depreciation and amortization expense	761,870	4,322,416	254,232	5,338,518
Stock compensation	959,021	14,894	4,906,368	5,880,283
Change in fair value of contingent consideration	2,760,000	—	—	2,760,000

Total assets	59,546,926	91,303,902	35,965,421	186,816,249
Long-lived assets	4,478,575	31,946,554	3,712,804	40,137,933
Capital expenditures	201,657	3,124,068	1,440,115	4,765,840

Six Months Ended June 30, 2025
Revenues	$75,990,537	$100,460,140	$—	176,450,677
Significant segment expenses	64,921,150	79,593,108	22,152,998	166,667,256
Personnel costs	42,381,030	65,507,007	20,002,683	127,890,720
Subcontractor costs	19,991,019	6,576,194	2,150,315	28,717,528
Vehicle costs	2,549,101	7,509,907	—	10,059,008
Other segment items	9,198,865	20,391,907	11,670,331	41,261,103
Income (loss) from operations	1,870,522	475,125	(33,823,329)	(31,477,682)
Depreciation and amortization expense	1,938,480	3,952,084	1,851,835	7,742,399
Stock compensation	2,524,882	110,514	7,021,049	9,656,445

Total assets	123,778,104	138,287,638	146,198,009	408,263,751
Long-lived assets	39,664,030	69,637,798	12,057,703	121,359,531
Capital expenditures	3,013,672	5,901,358	4,174,599	13,089,629
Long-lived assets include property and equipment, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Primary Geographical Markets
U.S.	$32,986,338	$35,052,182
U.K.	7,151,595	8,447,450
Total long-lived assets	$40,137,933	$43,499,632
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

The New Repurchase Program was originally set to expire on December 31, 2024. The Board of Directors subsequently approved extensions of the program through June 30, 2025, December 31, 2025, and June 30, 2026. On June 26, 2026, the Board approved a further extension through December 31, 2026. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

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
There were no shares repurchased during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company repurchased and subsequently cancelled 2,527,900 shares of Common Stock for $5,076,952.

There were no shares repurchased during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company repurchased and subsequently cancelled 4,481,069 shares of Common Stock for $10,828,906.
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from one to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of June 30, 2026, approximately 5.5 million employee stock options had vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Before the consummation of the Business Combination, the management of Ambulnz took the average of several publicly traded companies that were representative of Ambulnz’ size and industry in order to estimate its expected stock volatility.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
No stock options were granted during the six months ended June 30, 2026 and 2025.
The following table summarizes the Company’s stock option activity under the Plan during the six months ended June 30, 2026:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2025	7,346,535	$6.93	5.59	$—
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(1,248,988)	6.78	—	—
Balance as of June 30, 2026	6,097,547	6.96	5.39	—
Options vested and exercisable as of June 30, 2026	5,498,627	$6.92	5.24	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options.

For the three months ended June 30, 2026 and 2025, the total recorded stock-based compensation related to stock option awards granted was $302,621 and $1,557,492, respectively.

For the six months ended June 30, 2026 and 2025, the total recorded stock-based compensation related to stock option awards granted was $1,004,413 and $2,946,749, respectively.
As of June 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $1,499,035 and $3,245,364, respectively. This cost is expected to be recognized over a weighted-average period of approximately 0.83 years as of June 30, 2026.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is determined on the date of grant. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period for RSUs. The vesting period for RSUs generally ranges from one to four years.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following is a summary of the RSU activity for the six months ended June 30, 2026:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2025	8,519,973	$1.95
Granted	359,688	0.63
Vested	(230,426)	3.73
Forfeited	(826,313)	1.63
Balance as of June 30, 2026	7,822,922	1.88
Vested and unissued as of June 30, 2026	10,000	0.60
Non-vested as of June 30, 2026	7,812,922	$1.88
The total grant-date fair value of RSUs granted during the six months ended June 30, 2026 was $227,000.
For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $1,324,161 and $1,750,655, respectively.
For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $2,829,706 and $3,523,749, respectively.
As of June 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested RSUs granted was $11,660,870 and $15,607,125, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.67 years as of June 30, 2026.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to PSUs of $1,028,734 and $1,517,986, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to PSUs of $2,046,163 and $3,185,947, respectively.

As of June 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested PSUs granted was $5,504,489 and $7,550,652, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.51 years as of June 30, 2026.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of June 30, 2026, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the six months ended June 30, 2026 and 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following is a summary of the revenue PSU activity for the six months ended June 30, 2026:

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	356,587	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	—	—
Balance as of June 30, 2026	356,587	$5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of June 30, 2026, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2028.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the six months ended June 30, 2026.

The following is a summary of the TSR PSU activity for the six months ended June 30, 2026:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	2,524,257	$3.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2026	2,524,257	$3.13
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Costs
The table below comprises lease expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of total lease cost:
Operating lease expense	$1,384,757	$1,349,100	$2,804,456	$2,671,618
Finance lease expense:
Amortization of right-of-use assets	1,390,939	1,316,938	2,750,495	2,558,381
Interest on lease liabilities	249,258	250,694	497,826	470,749
Finance lease expense	1,640,197	1,567,632	3,248,321	3,029,130
Short-term lease expense	88,905	214,582	178,932	582,205
Total lease cost	$3,113,859	$3,131,314	$6,231,709	$6,282,953
Lease Payments
The table below presents lease payments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of total lease payments:
Operating lease payment	$1,466,274	$1,203,839	$2,928,823	$2,274,370
Finance lease payment	1,559,799	1,367,624	2,963,454	2,664,511
Total lease payments	$3,026,073	$2,571,463	$5,892,277	$4,938,881

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Loss on Lease Remeasurement
During the three and six months ended June 30, 2026, there were no recorded gains or losses from operating lease measurement.
The Company recorded a (gain) loss from remeasurement of operating lease of $(6,425) and $164 during the three and six months ended June 30, 2025, respectively.
Sublease Income
The Company subleases a portion of its corporate office space in New York, NY. The subleases have lease terms ranging from one year and four months to one year and seven months and are classified as operating leases by the Company. The Company also subleases its office space in Houston, Texas under a sublease entered in 2023 with a three-year lease term, which is also classified as an operating lease. For the three months ended June 30, 2026 and 2025, the Company recognized sublease income of $91,284 and $109,758, respectively, related to its New York office space, and $19,792 and $18,869, respectively, related to its Houston office space. For the six months ended June 30, 2026 and 2025, the Company recognized sublease income of $185,009 and $184,760, respectively, related to its New York office space, and $39,583 and

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
$37,739, respectively, related to its Houston office space. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss under other income (expense).
Lease Position as of June 30, 2026
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2026	December 31, 2025
Assets
Lease right-of-use assets	$9,259,686	$11,520,781
Total lease assets	$9,259,686	$11,520,781

Liabilities
Current liabilities:
Lease liability - current portion	$3,991,429	$4,650,953
Noncurrent liabilities:
Lease liability, net of current portion	5,837,418	7,563,664
Total lease liability	$9,828,847	$12,214,617
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2026:

Weighted average remaining lease term (in years) - operating leases	2.85
Weighted average discount rate - operating leases	5.99%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of June 30, 2026 were as follows:

Operating Leases
2026, remaining	$2,370,181
2027	3,816,316
2028	2,775,440
2029	1,378,192
2030	177,691
2031	69,098
Thereafter	141,472
Total future minimum lease payments	10,728,390
Less effects of discounting	(899,543)
Present value of future minimum lease payments	$9,828,847
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $15,869,957 and $16,727,594 as of June 30, 2026 and December 31, 2025, respectively, and a right-of-use net of $16,756,910 and

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
$17,420,424 as of June 30, 2026 and December 31, 2025, respectively (accumulated depreciation of $13,117,717 and $11,739,994 as of June 30, 2026 and December 31, 2025, respectively).
Loss on Lease Remeasurement
During the three and six months ended June 30, 2026, there were no recorded gains or losses from finance lease measurement.
The Company recorded a gain on remeasurement of finance lease of $13,032 and $47,280 during the three and six months ended June 30, 2025, respectively.
Lease Position as of June 30, 2026
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2026	December 31, 2025
Assets
Lease right-of-use assets	$16,756,910	$17,420,424
Total lease assets	$16,756,910	$17,420,424

Liabilities
Current liabilities:
Lease liability - current portion	$5,642,029	$5,509,687
Noncurrent liabilities:
Lease liability, net of current portion	10,227,928	11,217,907
Total lease liability	$15,869,957	$16,727,594
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of June 30, 2026:

Weighted average remaining lease term (in years) - finance leases	3.17
Weighted average discount rate - finance leases	5.91%

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of June 30, 2026 are as follows:

Finance Leases
2026, remaining	$3,338,058
2027	5,730,320
2028	4,455,517
2029	2,815,471
2030	1,046,869
2031	73,166
Total future minimum lease payments	17,459,401
Less effects of discounting	(1,589,444)
Present value of future minimum lease payments	$15,869,957

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other (Expense) Income
The Company recognized $13,946 and $436,394 of other expense for the three months ended June 30, 2026 and 2025, respectively, as set forth in the table below.
The Company recognized $2,016,591 and $(1,241,943) of other income (expense) for the six months ended June 30, 2026 and 2025, respectively, as set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Other (Expense) Income
Interest expense, net	$(97,583)	$(443,662)	$(197,315)	$(869,946)
Loss on change in fair value of contingent consideration	—	—	(2,760,000)	—
Insurance proceeds	—	—	4,687,798	—
Loss on equity method investment	—	(38,817)	—	(79,515)
Loss on remeasurement of operating and finance leases	—	(6,607)	—	(47,444)
Loss on disposal of fixed assets	(39,574)	(48,354)	(102,067)	(33,215)
Other income (expense)	123,211	101,046	388,175	(211,823)
Total other (expense) income	$(13,946)	$(436,394)	$2,016,591	$(1,241,943)

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $245,943 and $287,798 for the three months ended June 30, 2026 and 2025, respectively and $511,315 and $567,545 for the six months ended June 30, 2026 and 2025, respectively.
Included in accounts payable were $108,343 and $0 due to related parties as of June 30, 2026 and December 31, 2025, respectively. Included in accrued liabilities were $0 and $57,615 due to related parties as of June 30, 2026 and December 31, 2025, respectively, related to legal services.
Subcontractor Services
PrideStaff provides subcontractor services to the Company. PrideStaff is owned by a former operations manager of the Company and his spouse, and therefore, is a related party. The Company made subcontractor payments to PrideStaff totaling $0 and $20,613 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $56,319 for the six months ended June 30, 2026 and 2025, respectively.
There were no amounts included in accounts payable and accrued liabilities due to related parties as of June 30, 2026 and December 31, 2025, related to subcontractor services.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Consulting Agreement - Stan Vashovsky
On March 7, 2024, the Company entered into a separation and consulting agreement (the “Vashovsky Consulting Agreement”) with Stan Vashovsky, who retired as a director and Chair of the Board effective March 31, 2024. Pursuant to the Vashovsky Consulting Agreement, Mr. Vashovsky continued to serve as a consultant to the Company until March 31, 2025 (such period, the “Vashovsky Consulting Period”). During the Vashovsky Consulting Period, Mr. Vashovsky provided advisory services as requested from time to time by the Company’s executive officers or the Board of Directors and assisted with maintaining the Company’s existing customer and investor relationships and, as consideration for his services, received an equity grant during each quarter of the Vashovsky Consulting Period having a grant date fair value of approximately $35,000. In consideration for a release of claims, Mr. Vashovsky was also eligible to receive Company-subsidized healthcare coverage for the duration of the Vashovsky Consulting Period. The Vashovsky Consulting Agreement further acknowledges and affirms that Mr. Vashovsky will be bound by and comply with certain restrictive covenants. The were no amounts in RSUs granted to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and six months ended June 30, 2026. The Company granted approximately $0 and $35,000 in RSUs to Mr. Vashovsky under the Vashovsky Consulting Agreement for the three and six months ended June 30, 2025, respectively.
There were no amounts included in accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 related to the Vashovsky Consulting Agreement.

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
As compensation for his services during the Katz Consulting Period, and subject to his compliance with the Katz Consulting Agreement, Mr. Katz received consulting fees in the amount of (i) $2,500 per month plus (ii) $400 for each hour of services rendered in excess of five hours during each month. During the Katz Consulting Period, Mr. Katz’s equity awards also continued to vest under the Plan. The Company made no payments to Mr. Katz under the Katz Consulting Period for the three months ended June 30, 2026 and 2025, and made payments totaling $0 and $2,500 for the six months ended June 30, 2026 and 2025, respectively.

There were no amounts included in accounts payable and accrued liabilities due to related parties as of June 30, 2026 and December 31, 2025 related to the Katz Consulting Agreement.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s (provision for) benefit from income taxes for the three months ended June 30, 2026 and 2025 were $(56,129) and $4,626,745, respectively, and $(75,412) and $8,350,432 for the six months ended June 30, 2026 and 2025, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company’s expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company has not made any employer contributions to this plan as of June 30, 2026.
19. Commitments and Contingencies

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

The hearing on the motion for preliminary approval of the settlement was held on February 6, 2026, at which the court ordered that the parties revise minor terms in the settlement agreement and file supplemental papers. The hearing on the motion for final approval of the settlement was held on August 10, 2026.

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the Delaware Court of Chancery consolidated the two derivative actions, and the parties agreed that the complaint filed in the Daboul action should serve as the operative complaint. The defendants moved to dismiss the consolidated action in October 2025, and rather than oppose, plaintiffs amended their complaint. Defendants moved to dismiss the amended complaint on February 2, 2026, and their motion is fully briefed, with argument scheduled for February 4, 2027. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any.

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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company’s government contract work declined in 2025 and for the three and six months ended June 30, 2026, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

On July 28, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq granting the Company a second 180 calendar day compliance period. In accordance with this letter, the Company has until January 25, 2027, to regain compliance with the Minimum Bid Requirement. The Company intends to actively monitor the closing bid price of the Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement, including initiating a reverse stock split. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The Notice had no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and therefore, the Company’s listing remains fully effective.
21. Subsequent Events

Hicuity Health Merger

On August 16, 2026, the Company, Holdings and HH Merger Sub, LLC, a wholly owned subsidiary of Holdings ("MergerCo"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hicuity Health, Inc. ("Hicuity"), a provider of tele-critical care services, pursuant to which MergerCo will merge with and into Hicuity, with Hicuity surviving as a wholly owned subsidiary of Holdings (the “Merger”).

The aggregate merger consideration consists of (i) a number of shares of DocGo common stock (the "Closing Stock Consideration") equal to 2.0% of the total number of shares of DocGo common stock issued and outstanding on a fully diluted basis as of the effective time of the Merger, and (ii) additional shares of DocGo common stock (the "Earnout Shares") equal to 3.5% of the total number of shares of DocGo common stock issued and outstanding on a fully diluted basis as of immediately prior to the effective time, subject to a downward only post-closing adjustment based on the final determination of closing indebtedness and transaction expenses.

In connection with the Merger, Holdings agreed to assume Hicuity's outstanding indebtedness under Hicuity's existing credit agreement with Perceptive Credit Holdings IV, LP on a joint and several basis with Hicuity as co-borrowers. The assumed indebtedness will include the original principal and interest accumulated at the time of closing for a total of up to $52,000,000. Such assumed indebtedness will not be repaid at closing.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Consulting Services Agreement

On August 16, 2026, Holdings and Hicuity entered into a Consulting Services Agreement, pursuant to which, upon the satisfaction of certain conditions, Holdings will manage Hicuity’s day-to-day non-clinical operations, fund Hicuity’s operating expenses (advancing funds if Hicuity’s operating account is insufficient), and receive a weekly management fee equal to Hicuity’s gross revenue collections less its operating expenses. The Consulting Services Agreement terminates upon the earlier of the Closing or the termination of the Merger Agreement.

Commitment Letter

In connection with the Merger, Perceptive Credit Holdings IV, LP, as administrative agent and lender, committed to provide financing through an amendment and restatement of Hicuity’s existing credit agreement. The financing commitment consists of up to $50,000,000 in new senior secured term loans, comprised of (i) a term loan in the amount of $12,500,000, (ii) a second term loan in the amount of $12,500,000, and (iii) a third term loan in the amount of $25,000,000, in addition to the continuation of $52,000,000 of outstanding term loans under Hicuity’s existing credit agreement.

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

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to the wind down of migrant-related services; our ability to continue as a going concern; our ability to maintain our listing on Nasdaq; our ability to pursue strategic initiatives to deliver on shareholder value; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks and funding new strategic relationships; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; our ability to successfully integrate Hicuity and realize the expected synergies from the Merger; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor; our ability to collect on customer receivables; risks associated with our share repurchase program, including whether our lenders allow us to make share repurchases; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the ongoing or any future shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and that are otherwise described or updated from time to time in our filings with the SEC.

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
For the three months ended June 30, 2026, the Company recorded a net loss of $18.0 million, compared to a net loss of $13.3 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, the Company recorded a net loss of $34.7 million, compared to a net loss of $24.3 million in the six months ended June 30, 2025. See “Results of Operations” for the Company’s evaluation of these results.

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
Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended down since the middle of 2023. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined to 2.7% for the full year 2025, down from 2.9% in 2024, 3.4% in 2023 and 6.5% in 2022. In June 2026, the annual inflation rate decreased to 3.8%, from 4.2% in May, which was the highest reading since April 2023. The increase in recent months has been driven by fuel prices. An increased inflation rate, such as that witnessed between 2021 and the first half of 2023, could have an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This would have the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has moderated, and in an attempt to stimulate economic growth, the U.S. Federal Reserve implemented three interest rate cuts in September, October and December of 2025, lowering its benchmark rate (the “federal funds rate”) to the current level of 3.50-3.75% as of the date of this Quarterly Report on Form 10-Q. Looking out through the rest of 2026, DocGo anticipates that fuel prices will moderate, particularly as the third quarter comes to a close, and that the inflation rate will remain at or near the currently more moderate level, with an annual rate similar to those witnessed in 2024-2025 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan and as a result, DocGo’s business, operating results and cash flows may be adversely affected.
Trip Volumes and Average Trip Price
A “trip” is defined as an instance where the Company completes the transportation of a patient to a specific destination, for which we are able to charge a fee. This metric does not include instances where a trip is ordered and subsequently either canceled (by the customer) or declined (by the Company). As trip volume represents the most basic unit of transportation service provided by the Company, we believe it is a good measure of the level of demand for our Transportation Services and is used by management to monitor and manage the scale of the business.
The average trip price is calculated by dividing the aggregate revenue from the total number of trips by the total number of trips and is an important indicator of the effective rate at which the Company is being compensated for its provision of Transportation Services. The average trip price is influenced by the level of acuity of the trip (for example, basic life support (BLS) versus advanced life support (ALS), as well as by the type of payer (commercial insurance, contracted rate with the facility, private pay, Medicare or Medicaid).
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

The Company did not complete any acquisitions during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company completed one acquisition, for $4.2 million.
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
Sales, Advertising and Marketing Expenses
Our sales, advertising and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include sales commissions, marketing programs, trade shows and promotional materials and general branding. We expect our sales, advertising and marketing expenses to continue to increase over time as we increase our marketing activities, expand into new geographic markets and customer verticals, particularly in the Mobile Health segment, and continue to build brand awareness. Within the Transportation Services segment, these expenses are often related to our efforts to attract and retain personnel. Measured as a percentage of revenues, sales, advertising and marketing costs tend to be higher for the Mobile Health segment than in the Transportation Services segment. As we expect that Mobile Health segment to account for a larger proportion of overall revenues going forward, we would anticipate that selling, advertising and marketing expenses could increase as a percentage of overall consolidated revenues.
Interest Expense
Interest expense consists primarily of interest on our outstanding borrowings under our outstanding notes payable and financing obligations, including our Prior Revolving Facility. These expenses are determined by the amounts of debt that are outstanding, as well as market interest rates, which form the basis for the interest expenses relating to our Prior Revolving Facility. Interest expense also includes interest paid under the terms of our finance and operating equipment leases. Interest expense is reported on a net basis, so that interest income earned on the Company’s cash and investment balances serves to offset part or all of our interest expense in a particular period.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,				Change $	Change %
$ in Millions	2026		2025

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$73.4	100.0%	$80.4	100.0%	$(7.0)	(8.7)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	51.0	69.5%	55.0	68.4%	(4.0)	(7.3)%
Operating expenses:
General and administrative	29.7	40.5%	31.2	38.8%	(1.5)	(4.8)%
Depreciation and amortization	2.7	3.7%	4.0	5.0%	(1.3)	(32.5)%
Legal and regulatory	4.0	5.4%	4.3	5.3%	(0.3)	(7.0)%
Technology and development	3.5	4.8%	3.0	3.7%	0.5	16.7%
Sales, advertising and marketing	0.4	0.5%	0.4	0.6%	—	—%
Total expenses	91.3	124.4%	97.9	121.8%	(6.6)	(6.7)%
Loss from operations	(17.9)	(24.4)%	(17.5)	(21.8)%	(0.4)	(2.3)%

Other (expense) income:
Interest expense, net	(0.1)	(0.1)%	(0.5)	(0.6)%	0.4	80.0%
Other income (expense)	0.1	0.1%	0.1	0.1%	—	—%
Total other (expense) income	—	—%	(0.4)	(0.5)%	0.4	100.0%

Net loss before income tax (provision) benefit	(17.9)	(24.4)%	(17.9)	(22.3)%	—	—%
(Provision for) benefit from income taxes	(0.1)	(0.1)%	4.6	5.8%	(4.7)	(102.2)%
Net loss	(18.0)	(24.5)%	(13.3)	(16.5)%	(4.7)	(35.3)%
Net loss attributable to noncontrolling interests	(2.2)	(3.0)%	(2.1)	(2.6)%	(0.1)	(4.8)%
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(15.8)	(21.5)%	$(11.2)	(13.9)%	$(4.6)	(41.1)%
Revenues
Consolidated
For the three months ended June 30, 2026, total revenues were $73.4 million, a decrease of $7.0 million, or 8.7%, compared to the three months ended June 30, 2025.
Mobile Health Services
For the three months ended June 30, 2026, Mobile Health Services revenues were $21.4 million, a decrease of $9.4 million, or 30.5%, compared to the three months ended June 30, 2025. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts was completed in the fourth quarter of 2025, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues. Offsetting the decline in revenues from migrant-related services was the inclusion in the current year period of virtual care revenues from SteadyMD, which was acquired in October 2025.
Transportation Services

For the three months ended June 30, 2026, Transportation Services revenues were $52.0 million, an increase of $2.4 million, or 4.8%, compared to the three months ended June 30, 2025. This increase was due to a 10.8% increase in U.S. trip volumes, to 80,447 trips in the three months ended June 30, 2026, from 72,598 trips for the three months ended June 30, 2025. The average trip price increased to $426 in the three months ended June 30, 2026, from $410 in the three months ended June 30, 2025. The biggest volume gains were witnessed in New York, Texas and Tennessee. These increases in volumes and average trip price in the U.S. were partially offset by declines in the U.K. market.
Cost of revenues
For the three months ended June 30, 2026, total cost of revenues (exclusive of depreciation and amortization) decreased by 7.3% compared to the three months ended June 30, 2025, while revenues decreased by approximately 8.7%. Cost of revenues as a percentage of revenues increased to 69.5% in the three months ended June 30, 2026 from 68.4% in the three months ended June 30, 2025.
Total cost of revenues in the three months ended June 30, 2026 decreased by $4.0 million compared to the same period in 2025. This decrease was primarily attributable to a $2.9 million decrease in total compensation, a $0.4 million decline in subcontracted labor costs and a $0.2 decline in lab fees, driven by the Mobile Health Services segment, due to the absence of migrant-related projects during the current year period. There was also a net decrease of $0.5 million, across a variety of cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2026 amounted to $15.6 million, down 25.0% from $20.8 million in the three months ended June 30, 2025. Cost of revenues as a percentage of revenues increased to 72.9% from 67.5% in the prior year period, due to the decline in Mobile Health Services revenues from migrant-related projects and the inclusion of lower margin virtual care revenues from the Steady MD business line in the current year period only. These factors outweighed the year-over-year growth in higher margin service lines, such as mobile phlebotomy and remote patient monitoring.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended June 30, 2026 amounted to $35.4 million, up 3.5% from $34.2 million in the three months ended June 30, 2025. Cost of revenues as a percentage of revenues decreased to 68.1% from 69.0% in the prior year quarter, due to the revenue increase, which outweighed the effect of increased compensation and higher vehicle costs. Total compensation increased by 2.6% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 17.9% when compared to last year’s second quarter, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services. Vehicle costs were driven higher primarily due to increased fuel costs, reflecting higher prices for gasoline throughout the quarter, which have continued into the third quarter.
Operating expenses
For the three months ended June 30, 2026, the Company recorded $40.3 million of operating expenses compared to $42.9 million for the three months ended June 30, 2025, a decrease of 6.1%. As a percentage of revenue, operating expenses increased from 53.4% in the second quarter of 2025 to 54.9% in the second quarter of 2026, reflecting the decrease in revenues described above. The decrease of $2.6 million in operating expenses related primarily to a decline of $0.5 million in total compensation, a $0.6 million decline in subcontractor costs and a $1.3 million decline in depreciation and amortization, reflecting the writedown of intangible assets in the third and fourth quarters of 2025. There was also a net decline of $0.2 million across a variety of other operating expense categories.
For the Mobile Health Services segment, operating expenses in the three months ended June 30, 2026 were $11.0 million, up 3.8% from $10.6 million in the three months ended June 30, 2025, as the investments made in the Company’s nascent care gap closure business and the inclusion of operating expenses from the SteadyMD business which was acquired in October 2025 outweighed the elimination of operating expenses related to the wound-down migrant-related projects. Operating expenses as a percentage of revenues increased to 51.4% in the second quarter of 2026, from 34.4% in the second quarter of 2025, reflecting the significant drop in Mobile Health Services revenues in relation to cessation of migrant-related projects in New York at the end of 2025.
For the Transportation Services segment, operating expenses in the three months ended June 30, 2026 were $16.3 million, up 1.2% from $16.1 million in the three months ended June 30, 2025. Operating expenses as a percentage of revenues decreased slightly, to 31.3% for the three months ended June 30, 2026 from 32.5% in the three months ended June 30, 2025, as the increased revenues outweighed the increased compensation for non-field personnel, to support the ongoing growth of that segment.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended June 30, 2026 were $13.0 million, down 19.8% from $16.2 million in the three months ended June 30, 2025, due to reduced corporate headcount, lower subcontractor costs and a 34% decline in professional fees, all relating to the Company’s ongoing cost-cutting efforts. Corporate expenses amounted to approximately 17.7% of total consolidated revenues in the second quarter of 2026, compared to 20.1% in the second quarter of 2025, despite the decline in total consolidated revenues, reflecting the impact of these cost-cutting efforts.
Interest expense, net

During the three months ended June 30, 2026, the Company recorded a $0.1 million interest expense, net compared to a $0.5 million interest expense, net in the three months ended June 30, 2025. Interest expenses and related fees on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended June 30, 2026 and 2025.
Loss on equity method investment

The Company did not record a gain or loss on equity method investment for the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company recorded a loss on equity method investments of $38,817, representing its share of the losses incurred by an entity in which the Company has a minority interest.
Loss on disposal of fixed assets
During the three months ended June 30, 2026, the Company recorded a $39,574 loss on disposal of fixed assets compared to a $48,354 loss on disposal of fixed assets in three months ended June 30, 2025.
Other income (expense)

The Company recorded other income of $0.1 million for three months ended June 30, 2026 and 2025.

(Provision for) benefit from income taxes

During the three months ended June 30, 2026, the Company recorded an income tax provision of $0.1 million, compared to an income tax benefit of $4.6 million in the three months ended June 30, 2025.

Net loss attributable to noncontrolling interests

For the three months ended June 30, 2026, the Company had net loss attributable to noncontrolling interests of approximately $2.2 million, compared to net loss attributable to noncontrolling interests of approximately $2.1 million for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,				Change $	Change %
$ in Millions	2026		2025

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$149.0	100.0%	$176.5	100.0%	$(27.5)	(15.6)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	$102.7	68.9%	$120.2	68.1%	$(17.5)	(14.6)%
Operating expenses:
General and administrative	$60.6	40.7%	$64.2	36.4%	$(3.6)	(5.6)%
Depreciation and amortization	$5.3	3.6%	$7.7	4.4%	$(2.4)	(31.2)%
Legal and regulatory	$9.1	6.1%	$8.6	4.9%	$0.5	5.8%
Technology and development	$7.1	4.8%	$6.6	3.7%	$0.5	7.6%
Sales, advertising and marketing	$0.8	0.5%	$0.7	0.4%	$0.1	14.3%
Total expenses	$185.6	124.6%	$208.0	117.9%	$(22.4)	(10.8)%
Loss from operations	$(36.6)	(24.6)%	$(31.5)	(17.9)%	$(5.1)	(16.2)%

Other (expense) income:
Interest expense, net	$(0.2)	(0.1)%	$(0.9)	(0.5)%	$0.7	77.8%
Loss on change in fair value of contingent consideration	$(2.8)	(1.9)%	—	—%	$(2.8)	(100.0)%
Insurance proceeds	$4.7	3.2%	$—	—%	$4.7	100.0%
Loss on equity method investment	$—	—%	$(0.1)	(0.1)%	$0.1	100.0%
Loss on disposal of fixed assets	$(0.1)	(0.1)%	$—	—%	$(0.1)	(100.0)%
Other income (expense)	$0.4	0.3%	(0.2)	(0.1)%	$0.6	300.0%
Total other (expense) income	$2.0	1.3%	(1.2)	(0.7)%	$3.2	266.7%

Net loss before income tax (provision) benefit	$(34.6)	(23.2)%	$(32.7)	(18.5)%	$(1.9)	(5.8)%
(Provision for) benefit from income taxes	$(0.1)	(0.1)%	$8.4	4.7%	$(8.5)	(102.1)%
Net loss	$(34.7)	(23.3)%	$(24.3)	(13.8)%	$(10.4)	(42.8)%
Net loss attributable to noncontrolling interests	$(4.1)	(2.8)%	$(3.8)	(2.2)%	$(0.3)	(7.9)%
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(30.6)	(20.5)%	$(20.5)	(11.6)%	$(10.1)	(49.3)%
Revenues
Consolidated
For the six months ended June 30, 2026, total revenues were $149.0 million, a decrease of $27.5 million, or 15.6%, compared to the six months ended June 30, 2025.

Mobile Health Services
For the six months ended June 30, 2026, Mobile Health Services revenues were $45.0 million, a decrease of $30.9 million, or 40.7%, compared to the six months ended June 30, 2025. The decline in revenues was due to the ongoing wind-down of migrant-related services, which had ramped up sharply in the third quarter of 2023 and peaked in the first quarter of 2024. Starting in the second quarter of 2023, the Company began providing services to the recently arrived migrant population in New York City and in upstate New York. These projects, which included both medical and non-medical services, such as shelter and security, expanded throughout the third and fourth quarters of 2023 and into the first quarter of 2024. However, some of these services were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts was completed in the fourth quarter of 2025, and the Company expects that the revenues from any remaining migrant-related projects will be relatively insignificant in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues. Offsetting the decline in revenues from migrant-related services was the inclusion in the current year period of virtual care revenues from SteadyMD, which was acquired in October 2025.
Transportation Services

For the six months ended June 30, 2026, Transportation Services revenues were $104.0 million, an increase of $3.5 million, or 3.5%, compared to the six months ended June 30, 2025. This increase was due to a 9.2% increase in U.S. trip volumes, to 160,159 trips in the six months ended June 30, 2026, from 146,728 trips for the six months ended June 30, 2025. The average trip price increased to $417 in the six months ended June 30, 2026, from $394 in the six months ended June 30, 2025. The biggest volume gains were witnessed in New York, Texas and Tennessee. These increases in volumes and average trip price in the U.S. were partially offset by declines in the U.K. market.
Cost of revenues
For the six months ended June 30, 2026, total cost of revenues (exclusive of depreciation and amortization) decreased by 14.6% compared to the six months ended June 30, 2025, while revenues decrease by approximately 15.6%. Cost of revenues as a percentage of revenues increased to 68.9% in the six months ended June 30, 2026 from 68.1% in the six months ended June 30, 2025.
Total cost of revenues in the six months ended June 30, 2026 decreased by $17.5 million compared to the same period in 2025. This decrease was primarily attributable to a $9.6 million decrease in total compensation and a $7.1 million decline in subcontracted labor costs, driven by the Mobile Health Services segment, due to the absence of migrant-related projects during the current year period. There was also a net decline of $0.8 million across several cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2026 amounted to $32.0 million, down 38.6% from $52.1 million in the six months ended June 30, 2025. Cost of revenues as a percentage of revenues increased to 71.1% from 68.6% in the prior year period, as the decline in Mobile Health Services revenues from migrant-related projects outweighed the growth in higher margin service lines, such as mobile phlebotomy and remote patient monitoring.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the six months ended June 30, 2026 amounted to $70.7 million, up 3.8% from $68.1 million in the six months ended June 30, 2025. Cost of revenues as a percentage of revenues increased to 68.0% from 67.8% in the prior year quarter, despite the revenue increase, due to increased compensation and higher vehicle costs. Total compensation increased by 5.3% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 21.1% when compared to last year’s first half, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services. Vehicle costs were driven higher primarily due to increased fuel costs, reflecting higher prices for gasoline starting in March, which continued throughout the second quarter.
Operating expenses
For the six months ended June 30, 2026, the Company recorded $82.9 million of operating expenses compared to $87.8 million for the six months ended June 30, 2025, a decrease of 5.6%. As a percentage of revenue, operating expenses increased from 49.7% in the second quarter of 2025 to 55.6% in the second quarter of 2026, reflecting the decrease in revenues described above. The decrease of $4.9 million in operating expenses related primarily to a decline of $2.0 million in total compensation, a reduction of $1.5 million in subcontractor costs and a $2.4 million decline in depreciation and amortization charges, reflecting write-downs of intangible assets in the second half of 2025, partially offset by $1.0 million increases in legal, regulatory, and technology and development expenses.
For the Mobile Health Services segment, operating expenses in both the six months ended June 30, 2026 and 2025 were $22.1 million, as the elimination of operating expenses related to the wound-down migrant-related projects were offset by investments made in the Company’s nascent care gap closure business and the inclusion of operating expenses from the SteadyMD business which was acquired in October 2025. Operating expenses as a percentage of revenues increased to 49.1% in the second quarter of 2026, from 29.1% in the second quarter of 2025, reflecting the significant drop in Mobile Health Services revenues in relation to cessation of migrant-related projects in New York at the end of 2025.
For the Transportation Services segment, operating expenses in the six months ended June 30, 2026 were $33.0 million, up 3.8% from $31.8 million in the six months ended June 30, 2025. Operating expenses as a percentage of revenues increased slightly, to 31.7% for the six months ended June 30, 2026 from 31.6% in the six months ended June 30, 2025, as the increased revenues outweighed the effect of increased compensation for non-field personnel, to support the ongoing growth of that segment.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the six months ended June 30, 2026 were $27.8 million, down 18.0% from $33.9 million in the six months ended June 30, 2025, due to reduced corporate headcount, lower subcontractor costs and decreased professional fees, relating to the Company’s ongoing cost-cutting efforts. Corporate expenses amounted to approximately 18.7% of total consolidated revenues in the second quarter of 2026, compared to 19.2% in the second quarter of 2025, despite the decline in total consolidated revenues, reflecting the impact of these cost-cutting efforts.
Interest expense, net

During the six months ended June 30, 2026, the Company recorded a $0.2 million interest expense, net compared to a $0.9 million interest expense, net in the six months ended June 30, 2025. Interest expenses and related fees on borrowings under the Prior Revolving Facility outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the six month periods ended June 30, 2026 and 2025.

Loss on change in fair value of contingent consideration
During the six months ended June 30, 2026, the Company recorded a $2.8 million loss on the change in fair value of contingent consideration, reflecting an improved revenue outlook for the SteadyMD business, which was acquired in October 2025. The Company did not record a change in fair value of contingent consideration during the six months ended June 30, 2025.

Insurance proceeds
During the six months ended June 30, 2026, the Company recorded $4.7 million in other income from insurance proceeds. The Company did not record any insurance proceeds during the six months ended June 30, 2025. The Company was reimbursed in the 2026 period for legal fees that were covered by the Company’s insurance policy.
Loss on equity method investment

The Company did not record a gain or loss on equity method investment for the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company has a minority interest.

Loss on disposal of fixed assets
During the six months ended June 30, 2026, the Company recorded a $0.1 million loss on disposal of fixed assets compared to a $33,215 loss on disposal of fixed assets in six months ended June 30, 2025.

Other income (expense)

During the six months ended June 30, 2026, the Company recorded other income of $0.4 million, compared to other expense of $0.2 million in the six months ended June 30, 2025.

(Provision for) benefit from income taxes

During the six months ended June 30, 2026, the Company recorded an income tax provision of $0.1 million, compared to an income tax benefit of $8.4 million in the six months ended June 30, 2025.

Net loss attributable to noncontrolling interests

For the six months ended June 30, 2026, the Company had net loss attributable to noncontrolling interests of approximately $4.1 million, compared to net loss attributable to noncontrolling interests of approximately $3.8 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the year ended December 31, 2025, as the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, operating cash flows were sufficient to outweigh the Company’s operating losses. However, as most of these older invoices had been collected by the end of 2025, operating cash flows in 2026 will likely not be sufficient to cover operating losses and working capital demands.

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

On August 7, 2025, the Company amended and restated the Prior Credit Agreement. The Credit Agreement provides for the Revolving Facility of up to an aggregate principal amount of $55.0 million, and borrowings thereunder are subject to a borrowing base formula based on eligible receivables as described therein. The Revolving Facility includes the ability for the Company to request an increase to the commitment by an additional amount of up to $20.0 million, though neither Lender nor any other lender is obligated to provide any such additional commitment. Borrowings under the Revolving Facility bear interest at a per annum rate equal to: (i) at the Company’s option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The Revolving Facility matures on November 1, 2027, the five-year anniversary of the original closing date of the Prior Credit Agreement. The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s present and future personal assets and intangible assets. The Credit Agreement is subject to a certain minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement. As of December 31, 2025, the Company was no longer in compliance with such covenant under the Credit Agreement. The Company is currently in active discussions with its lender to reach a resolution regarding the covenant non-compliance and to preserve its ability to draw from the Revolving Facility as needed. There can be no assurance that the Company will be successful in reaching a resolution or that the Revolving Facility will remain available; however, these discussions are still progressing as of June 30, 2026.

Considering the foregoing, including historical operating losses, the projected liquidity deficit, and the covenant non-compliance under the Credit Agreement, the Company, together with its Board of Directors, has reviewed and extensively discussed certain plans intended to reduce cash utilization and operating costs, including transitioning a larger portion of bonus compensation from cash to Company stock, intensified collection efforts focused on closing out open municipal receivables from ended contracts, reducing headcount, and delayed spending on certain business growth strategies, as well as utilizing the Revolving Facility, subject to obtaining the necessary waiver from its lender. In addition, the Company is in active discussions with alternative lenders for either a new revolving line of credit or for a term loan. These discussions were ongoing as of June 30, 2026. While these plans carry meaningful inherent risk to operations, the Company’s management and the Board of Directors have evaluated these conditions in totality and conclude it is probable that, when implemented, the plans will be sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern” for further information.
Capital Resources
Working capital as of June 30, 2026 and December 31, 2025 was as follows:

$ in Millions	June 30, 2026	December 31, 2025	Change $	Change %
Working capital
Current assets	$119.8	$152.4	$(32.6)	(21.4)%
Current liabilities	72.3	67.5	4.8	7.1%
Total working capital	$47.5	$84.9	$(37.4)	(44.1)%

As of June 30, 2026, available cash totaled $25.2 million, which represented a decrease of $25.8 million compared to December 31, 2025, primarily reflecting the net loss recorded during the six months ended June 30, 2026. As of June 30, 2026, working capital amounted to $47.5 million, which represented a decrease of $37.4 million compared to December 31, 2025, reflecting the decline in cash, accompanied by a decline in accounts receivable, increases in accounts payable and the current portion of contingent consideration. Current assets declined by $32.6 million, due primarily to the decline in cash and accounts receivable as well as a decrease in other current assets.
Cash Flows
Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Change $	Change %
$ in Millions	2026	2025
Cash flow summary
Net cash (used in) provided by operating activities	$(13.9)	$43.2	$(57.1)	(132.2)%
Net cash used in investing activities	(2.2)	(27.1)	24.9	91.9%
Net cash used in financing activities	(4.1)	(15.9)	11.8	74.2%
Effect of exchange rate changes	(0.1)	1.0	(1.1)	(110.0)%
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(20.3)	$1.2	$(21.5)	(1791.7)%

Operating Activities
During the six months ended June 30, 2026, operating activities used $13.9 million of cash, due to a net loss of $34.7 million. Non-cash charges amounted to $16.8 million and included $5.9 million of stock compensation expense, $5.4 million in depreciation of property and equipment and right-of-use assets, $2.8 million in bad debt expense, a loss on change in fair value of contingent consideration of $2.8 million, and a loss on disposal of fixed asset of $0.1 million. These were partially offset by $0.2 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $4.0 million in positive operating cash flow, as a $3.8 million decline in accounts receivable, a $0.1 million decline in prepaid expenses and a $2.8 million increase in accounts payable were partially offset by a $2.5 million decrease in accrued liabilities, a $0.1 million increase in operating lease liabilities and right-of-use assets and a $0.1 million increase in other assets.

During the six months ended June 30, 2025, operating activities provided $43.2 million of cash, despite a net loss of $24.3 million. Non-cash charges amounted to $11.0 million and included $9.7 million of stock compensation expense, $5.0 million in depreciation of property and equipment and right-of-use assets, $2.7 million from amortization of intangible assets, bad debt expense of $2.5 million. These were partially offset by $8.8 million in deferred taxes and $0.1 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $56.5 million in positive operating cash flow, as a $86.2 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, a $1.0 million decrease in other assets, and a $0.3 million increase operating lease liabilities and right-of-use assets were partially offset by a $7.5 million decrease in accrued liabilities, a $18.2 million decrease in accounts payable, and a $5.3 million increase in prepaid expenses and other current assets.
Investing Activities
During the six months ended June 30, 2026, investing activities used $2.2 million of cash and restricted cash and consisted of the purchase of restricted investments of $7.5 million, the capitalization of software development costs of $1.5 million and the purchase of property and equipment totaling approximately $0.7 million, which were partially offset by $7.5 million in proceeds from the sale and maturity of restricted investments.

During the six months ended June 30, 2025, investing activities used $27.1 million of cash and restricted cash and consisted of the purchase of restricted investments of $22.2 million, the acquisition of a business of $3.6 million, the purchase of property and equipment totaling approximately $2.2 million, and the capitalization of software development costs of $1.6 million, partially offset by $2.3 million in proceeds from the sale of restricted investments and $0.2 million in cash proceeds from the disposal of property and equipment

Financing Activities
During the six months ended June 30, 2026, financing activities used $4.1 million of cash, as the Company made $3.0 million in payments under the terms of finance leases, made $1.0 million in distributions to noncontrolling interests and made $0.1 million in payments due to seller.
During the six months ended June 30, 2025, financing activities used $15.9 million of cash, as the Company spent approximately $10.8 million on its share repurchase program, made $2.7 million in payments under the terms of finance leases, paid $1.3 million in taxes related to shares withheld for employee taxes, made $0.8 million in payments due to seller and made $0.3 million in earnout payments on contingent liabilities.

Future minimum annual maturities of notes payable as of June 30, 2026 are as follows (in thousands):

Notes Payable
2026, remaining	$23.5
2027	$50.0
2028	$54.2
2029	$58.9
2030	$20.7
Total maturities	$207.3
Current portion of notes payable	$(48.0)
Long-term portion of notes payable	$159.3
Future minimum lease payments under finance leases as of June 30, 2026 are as follows (in millions):

Finance Leases
2026, remaining	$3.4
2027	5.7
2028	4.5
2029	2.8
2030	1.0
2031	0.1
Total future minimum lease payments	17.5
Less effects of discounting	(1.6)
Present value of future minimum lease payments	$15.9
Future minimum lease payments under operating leases as of June 30, 2026 are as follows (in millions):

Operating Leases
2026, remaining	$2.3
2027	3.8
2028	2.8
2029	1.4
2030	0.2
2031	0.1
Thereafter	0.1
Total future minimum lease payments	10.7
Less effects of discounting	(0.9)
Present value of future minimum lease payments	$9.8
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

Net loss for the Company’s VIEs was $2.3 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $4.1 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $8.7 million and $7.0 million as of June 30, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $23.5 million and $17.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $14.8 million and $10.7 million as of June 30, 2026 and December 31, 2025, respectively.
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.
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

As of January 1, 2026, the Company held a beginning balance in its allowance for credit losses on accounts receivable of $8.3 million. The Company recognized an additional provision for credit losses and write offs of $1.1 million and $(1.1) million, respectively, for the three months ended June 30, 2026, and $2.8 million and $(2.6) million, respectively, for the six months ended June 30, 2026. The Company’s balance in its allowance for credit losses amounted to $8.5 million as of June 30, 2026.
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, the Company has not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the three and six months ended June 30, 2026 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange (loss) gain for the three months ended June 30, 2026 and 2025 were $(23,730) and $927,462, respectively, and $(91,246) and $1,423,000 for the six months ended June 30, 2026 and 2025, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the six months ended June 30, 2026 would have resulted in a change in total revenues of approximately 1.9% and a change in total assets of approximately 0.3%.
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
We had two customers which accounted for approximately 13% and 11%, respectively, of revenues for the three months ended June 30, 2026, and one customer that accounted for approximately 34% of revenues for the three months ended June 30, 2025. We had two customers that accounted for approximately 11% and 10%, respectively, of revenues for the six months ended June 30, 2026, one of which is the same customer that accounted for approximately 42% of revenues for the six months ended June 30, 2025.
As of June 30, 2026,we had two customers that accounted for approximately 16% and 14%, respectively, of net accounts receivable. As of December 31, 2025, we had two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and other participants in the healthcare industry are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 19, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements and are incorporated herein.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
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

DocGo Inc.

Date: August 17, 2026	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: August 17, 2026	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer