Form 10-Q
period 2026-09-30
DocGo Inc.
filed 2026-11-09
CIK 1822359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, 98,992,347 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$19,107,209	$51,018,657
Accounts receivable, net of allowance for credit loss of $8,428,825 and $8,299,053 as of September 30, 2026 and December 31, 2025, respectively	82,983,365	92,893,216
Prepaid expenses	4,046,814	4,790,215
Other current assets	3,572,417	3,697,371
Total current assets	109,709,805	152,399,459
Property and equipment, net	11,465,582	14,558,427
Intangibles, net	1,895,328	—
Restricted cash and cash equivalents	5,213,827	1,466,121
Restricted investments (amortized cost of $16,674,688 and $15,737,694 as of September 30, 2026 and December 31, 2025, respectively)	16,340,647	15,845,875
Operating lease right-of-use assets	8,602,457	11,520,781
Finance lease right-of-use assets	16,453,611	17,420,424
Deferred tax assets	584,388	538,864
Other assets	3,635,209	3,353,061
Total assets	$173,900,854	$217,103,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,956,366	$11,110,867
Accrued liabilities	41,628,391	42,789,440
Notes payable, current	49,022	51,740
Due to seller	826,202	336,982
Contingent consideration, current	10,876,592	3,040,377
Operating lease liability, current	3,761,441	4,650,953
Finance lease liability, current	5,557,225	5,509,687
Total current liabilities	79,655,239	67,490,046

Notes payable, non-current	146,706	183,843
Contingent consideration, non-current	—	4,776,215
Operating lease liability, non-current	5,355,493	7,563,664
Finance lease liability, non-current	9,767,133	11,217,907
Total liabilities	94,924,571	91,231,675
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock ($0.0001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 98,992,347 and 98,640,059 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	9,899	9,864
Additional paid-in-capital	334,099,318	325,416,366
Accumulated deficit	(230,985,170)	(183,801,795)
Accumulated other comprehensive income	1,960,911	2,387,404
Total stockholders’ equity attributable to DocGo Inc. and Subsidiaries	105,084,958	144,011,839
Noncontrolling interests	(26,108,675)	(18,140,502)
Total stockholders’ equity	78,976,283	125,871,337
Total liabilities and stockholders’ equity	$173,900,854	$217,103,012
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$73,431,205	$70,809,635	$222,406,408	$247,260,312
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	48,968,963	52,683,525	151,654,671	172,867,109
Operating expenses:
General and administrative	28,902,176	30,091,786	89,479,434	94,234,799
Depreciation and amortization	2,636,054	3,971,232	7,974,572	11,713,631
Legal and regulatory	5,743,918	5,727,008	14,803,686	14,289,805
Technology and development	4,026,086	3,193,480	11,177,424	9,790,127
Sales, advertising and marketing	437,405	380,172	1,233,332	1,080,091
Finite-lived intangible asset impairment	—	8,020,343	—	8,020,343
Goodwill impairment	—	8,718,398	—	8,718,398
Total expenses	90,714,602	112,785,944	276,323,119	320,714,303
Loss from operations	(17,283,397)	(41,976,309)	(53,916,711)	(73,453,991)
Other (expense) income:
Interest expense, net	(62,696)	(219,861)	(260,011)	(1,089,807)
Loss on change in fair value of contingent consideration	(800,000)	(1,052,394)	(3,560,000)	(1,052,394)
Insurance proceeds	—	—	4,687,798	—
Loss on equity method investment	—	(27,035)	—	(106,550)
(Loss) gain on remeasurement of operating and finance leases	(59,389)	5,077	(59,389)	(42,367)
Loss on disposal of fixed assets	(67,851)	(10,453)	(169,918)	(43,668)
Other income (expense)	65,419	112,184	453,594	(99,639)
Total other (expense) income	(924,517)	(1,192,482)	1,092,074	(2,434,425)

Net loss before income tax (provision) benefit	(18,207,914)	(43,168,791)	(52,824,637)	(75,888,416)
(Provision for) benefit from income taxes	(84,129)	13,511,429	(159,541)	21,861,861
Net loss	(18,292,043)	(29,657,362)	(52,984,178)	(54,026,555)
Net loss attributable to noncontrolling interests	(1,692,076)	(1,888,976)	(5,800,803)	(5,697,608)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	(16,599,967)	(27,768,386)	(47,183,375)	(48,328,947)
Other comprehensive (loss) income
Unrealized (loss) gain on investments, net of tax	(222,789)	31,734	(349,658)	108,467
Foreign currency translation adjustment	14,411	(319,851)	(76,835)	1,103,149
Total comprehensive loss	$(16,808,345)	$(28,056,503)	$(47,609,868)	$(47,117,331)

Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.17)	$(0.28)	$(0.48)	$(0.49)
Weighted-average shares outstanding - Basic	98,939,466	97,808,976	98,830,165	99,431,280

Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.17)	$(0.28)	$(0.48)	$(0.49)
Weighted-average shares outstanding - Diluted	98,939,466	97,808,976	98,830,165	99,431,280
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2024	101,910,883	$10,191	$321,087,583	$(1,402,167)	$1,221,869	$(5,738,346)	$315,179,130
Common stock repurchased	(1,953,169)	(195)	(5,751,759)	—	—	—	(5,751,954)
Stock-based compensation	391,777	39	4,282,327	—	—	—	4,282,366
Shares withheld for taxes	(165,603)	(17)	(1,200,960)	—	—	—	(1,200,977)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,673,985)	(1,673,985)
Foreign currency translation	—	—	—	—	495,538	—	495,538
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(9,405,315)	—	—	(9,405,315)
Balance - March 31, 2025	100,183,888	$10,018	$318,417,191	$(10,807,482)	$1,717,407	$(7,412,331)	$301,924,803
Common stock repurchased	(2,527,900)	(253)	(5,076,699)	—	—	—	(5,076,952)
Stock-based compensation	166,042	17	3,308,137	—	—	—	3,308,154
Shares withheld for taxes	(64,955)	(6)	(139,569)	—	—	—	(139,575)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,134,647)	(2,134,647)
Other comprehensive income	—	—	—	—	1,004,195	—	1,004,195
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(11,155,246)	—	—	(11,155,246)
Balance - June 30, 2025	97,757,075	$9,776	$316,509,060	$(21,962,728)	$2,721,602	$(9,546,978)	$287,730,732
Common stock repurchased	—	—	—	—	—	—	—
Stock-based compensation	94,827	9	3,115,003	—	—	—	3,115,012
Shares withheld for taxes	(41,147)	(4)	(62,543)	—	—	—	(62,547)
Partial acquisition of CRMS	—	—	(1,741,202)	—	—	1,741,202	—
Distributions paid to noncontrolling interests	—	—	—	—	—	(175,831)	(175,831)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,888,976)	(1,888,976)
Other comprehensive income	—	—	—	—	(288,117)	—	(288,117)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(27,768,386)	—	—	(27,768,386)
Balance - September 30, 2025	97,810,755	$9,781	$317,820,318	$(49,731,114)	$2,433,485	$(9,870,583)	$260,661,887

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2025	98,640,059	$9,864	$325,416,366	$(183,801,795)	$2,387,404	$(18,140,502)	$125,871,337
Stock-based compensation	173,085	17	3,224,767	—	—	—	3,224,784
Shares withheld for taxes	(34,731)	(3)	(22,200)	—	—	—	(22,203)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,936,706)	(1,936,706)
Distributions paid to noncontrolling interests	—	—	—	—	—	(1,024,270)	(1,024,270)
Other comprehensive loss	—	—	—	—	(139,420)	—	(139,420)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(14,763,131)	—	—	(14,763,131)
Balance - March 31, 2026	98,778,413	$9,878	$328,618,933	$(198,564,926)	$2,247,984	$(21,101,478)	$111,210,391
Stock-based compensation	103,484	10	2,655,516	—	—	—	2,655,526
Shares withheld for taxes	(23,528)	(2)	(13,863)	—	—	—	(13,865)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2,172,021)	(2,172,021)
Other comprehensive loss	—	—	—	—	(78,695)	—	(78,695)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(15,820,277)	—	—	(15,820,277)
Balance - June 30, 2026	98,858,369	$9,886	$331,260,586	$(214,385,203)	$2,169,289	$(23,273,499)	$95,781,059
Stock-based compensation	173,947	17	2,864,725	—	—	—	2,864,742
Shares withheld for taxes	(39,969)	(4)	(25,993)	—	—	—	(25,997)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,692,076)	(1,692,076)
Distributions paid to noncontrolling interests	—	—	—	—	—	(1,143,100)	(1,143,100)
Other comprehensive loss	—	—	—	—	(208,378)	—	(208,378)
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	—	—	—	(16,599,967)	—	—	(16,599,967)
Balance - September 30, 2026	98,992,347	$9,899	$334,099,318	$(230,985,170)	$1,960,911	$(26,108,675)	$78,976,283
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,984,178)	$(54,026,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,663,249	3,682,545
Amortization of intangible assets	182,490	4,199,989
Amortization of finance lease right-of-use assets	4,128,833	3,831,097
Loss on disposal of fixed assets	169,918	43,668
Deferred income tax expense	49,710	(22,316,655)
Accretion of discount related to restricted investments	(283,561)	(214,889)
Loss on equity method investments	—	106,550
Bad debt expense	4,451,877	3,706,675
Stock-based compensation	8,745,052	14,306,120
Loss on remeasurement of operating and finance leases	59,389	42,367
Finite-lived intangible asset impairment	—	8,020,343
Goodwill impairment	—	8,718,398
Loss on change in fair value of contingent consideration	3,560,000	1,052,394
Changes in operating assets and liabilities:
Accounts receivable	5,462,193	100,722,468
Prepaid expenses and other current assets	868,355	(5,402,807)
Other assets	(377,382)	1,026,075
Accounts payable	5,822,667	(20,321,384)
Accrued liabilities	(800,213)	(2,671,275)
Operating lease liabilities and right-of-use assets	(238,463)	413,830
Net cash (used in) provided by operating activities	(17,520,064)	44,918,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(871,901)	(3,047,060)
Capitalized software development costs	(2,042,818)	(2,069,092)
Acquisition of a business, net of cash acquired	—	(3,646,318)
Purchase of restricted investments	(13,830,248)	(24,739,136)
Proceeds from sale and maturity of restricted investments	13,269,379	7,487,919
Other investing activity	76,086	2,906
Net cash used in investing activities	(3,399,502)	(26,010,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit line	—	(30,000,000)
Proceeds from notes payable	—	258,700
Repayments of notes payable	(39,855)	(27,161)
Due to seller	(75,835)	(857,862)
Earnout payments on contingent liabilities	(300,000)	(1,952,672)
Distributions paid to noncontrolling interest	(2,167,370)	(175,831)
Payments for taxes related to shares withheld for employee taxes	(62,065)	(1,403,099)
Common stock repurchased	—	(10,828,906)
Payments on obligations under finance lease	(4,579,441)	(3,965,618)
Net cash used in financing activities	(7,224,566)	(48,952,449)

Effect of exchange rate changes on cash and cash equivalents	(19,610)	314,141

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(28,163,742)	(29,730,135)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	52,484,778	107,337,307
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$24,321,036	$77,607,172

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DocGo Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$102,063	$1,662,069
Cash paid for interest on finance lease liabilities	$741,221	$700,042
Cash paid for income taxes	$292,072	$6,648,506
Right-of-use assets obtained in exchange for lease liabilities	$4,243,014	$9,261,262

Supplemental non-cash investing and financing activities:
Property and equipment in accounts payable	$22,832	$17,726

Reconciliation of cash and restricted cash
Cash	$19,107,209	$73,355,638
Restricted cash	5,213,827	4,251,534
Total cash and restricted cash shown in statement of cash flows	$24,321,036	$77,607,172
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
2. Summary of Significant Accounting Policies
Liquidity and Going Concern
The Company experienced a decline in current operating results, incurred operating losses in 2025 and for the three and nine months ended September 30, 2026, and had large customer contracts that were not renewed and ended, specifically in regard to its municipal migrant-related programs. As of September 30, 2026, the Company had $19,107,209 of unrestricted cash and cash equivalents and working capital of $30,054,566. During 2025, the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, and operating cash flows were sufficient to offset the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company’s operating losses. The Company expects that near-term operating results will continue to generate operating losses and will require utilization of its available unrestricted cash and cash equivalents.
As of December 31, 2025, the Company was no longer in compliance with the minimum liquidity financial covenant based on the prior twelve months’ cash burn and the Company’s available cash balances and borrowing ability under the Credit Agreement (as defined in Note 9). On August 16, 2026, the Company entered into an Agreement and Plan of Merger with Hicuity Health, Inc. (“Hicuity”), a provider of tele-critical care services, which is expected to close in the fourth quarter of 2026, pursuant to which Hicuity will merge with and into a subsidiary of the Company (the “Merger”).

In connection with the Merger, on October 1, 2026, the Company, certain of its subsidiaries, and Perceptive Credit Holdings IV, LP, as administrative agent and lender, entered into an Amended and Restated Credit Agreement (the “Perceptive Credit Agreement”), which was an amendment and restatement of Hicuity’s existing credit agreement. The Perceptive Credit Agreement provides the following funding: (a) the existing term loans outstanding under the Hicuity credit agreement were continued as outstanding term loans in the aggregate amount of $52,000,000 and assumed by the Company; (b) a new term loan in an aggregate principal amount of $12,500,000, which was funded on October 1, 2026 upon effectiveness of the Perceptive Credit Agreement; (c) a new term loan in an aggregate principal amount of $12,500,000, to be funded upon the consummation of the Merger (or later, in accordance with the terms of the Perceptive Credit Agreement); and (d) a delayed draw term loan in an aggregate principal amount of $25,000,000, available during the period commencing on the October 1, 2026 and ending on December 31, 2027, subject to satisfaction of certain conditions. This term loan terminates on December 6, 2029. Interest is payable monthly in arrears at an interest rate equal to the sum of Term SOFR plus 7.50%, subject to a SOFR floor of 3.50%.
As a result of the ongoing operating losses, the Company, along with its Board of Directors, has reviewed and extensively discussed certain plans to reduce cash utilization and operating costs. These plans include, among other options, a reduction in workforce, scaling back of activity in unprofitable business lines, intensified collection efforts focused on closing out open municipal receivables from ended contracts, delayed spending on certain business growth strategies, and utilization of the Company’s available access to credit, as described above.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

Net loss for the Company’s VIEs was $2,151,718 and $2,111,569 for the three months ended September 30, 2026 and 2025, respectively, and $6,211,568 and $6,216,018 for the nine months ended September 30, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $7,327,355 and $7,039,301 as of September 30, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $24,282,019 and $17,782,198 as of September 30, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $16,954,664 and $10,742,897 as of September 30, 2026 and December 31, 2025, respectively.
Foreign Currency
The Company’s functional currency is the U.S. dollar. The functional currency of our foreign operation is the British pound. Assets and liabilities of the Company’s foreign operation denominated in the British pound are translated at the spot rate in effect at the applicable reporting date, except for equity accounts, which are translated at historical rates. The unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized translation adjustment for the three months ended September 30, 2026 and 2025 were $14,411 and $(319,851), respectively, and $(76,835) and $1,103,149 for the nine months ended September 30, 2026 and 2025, respectively.
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
Major Customers
The Company had two customers that accounted for approximately 13% and 11% of revenues, respectively, for the three months ended September 30, 2026. These same two customers accounted for approximately 19% and 11%, respectively, of revenues for the three months ended September 30, 2025.
The Company had two customers that accounted for approximately 12% and 11% of revenues, respectively, for the nine months ended September 30, 2026, one of which is the same customer that accounted for approximately 37% of revenues for the nine months ended September 30, 2025.

As of September 30, 2026, the Company had two customers that accounted for approximately 16% and 15%, respectively, of net accounts receivable. As of December 31, 2025, the Company had the same two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
Major Vendor

The Company had one significant vendor that accounted for approximately 11% of total costs for each of the three months ended September 30, 2026 and 2025.

The Company had no significant vendors that accounted for more than 10% of total cost for the nine months ended September 30, 2026 months. For the nine months ended September 30, 2025, one vendor accounted for approximately 14% of total costs.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited Condensed Consolidated Financial Statements to maintain consistency between periods presented. The reclassifications had no impact on previously reported net loss or retained earnings.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company maintains most of its cash and cash equivalents with financial institutions in the U.S. The Company’s accounts at financial institutions in the U.S. are insured by the FDIC and are in excess of FDIC insured limits. The Company had cash balances of approximately $1,461,977 and $1,788,119 with foreign financial institutions as of September 30, 2026 and December 31, 2025, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The following tables present the Company’s restricted cash equivalents and restricted investments as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$451,788	$—	$—	$451,788
Corporate bonds	670,502	1	(7,232)	663,271
U.S. government obligations	20,766,389	3	(326,977)	20,439,415
Total	$21,888,679	$4	$(334,209)	$21,554,474

Included in restricted cash and cash equivalents	$5,213,991	$2	$(166)	$5,213,827
Included in restricted investments	$16,674,688	$2	$(334,043)	$16,340,647

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
The following table summarizes the contractual maturities of the Company’s restricted cash equivalents and restricted investments as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$14,621,172	$14,614,765	$6,760,198	$6,762,886
After 1 year through 5 years	2,644,013	2,580,147	6,118,800	6,159,400
After 5 years through 10 years	4,623,494	4,359,562	4,324,599	4,389,710
Total	$21,888,679	$21,554,474	$17,203,597	$17,311,996
Proceeds from the sales and maturities of the fixed income marketable securities were $15,044,845 and $10,783,390 for the three months ended September 30, 2026 and September 30, 2025, respectively. Proceeds from the sales and maturities of the fixed income marketable securities were $56,475,580 and $20,106,925 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company included in other income (expense) in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, a net realized gain (loss) of $(144) and $7,135 for the three and nine months ended September 30, 2026, respectively, and $8,096 and $8,531 for the three and nine months ended September 30, 2025, respectively. There were no significant credit losses recognized during the three and nine months ended September 30, 2026 and September 30, 2025.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as they are short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates their fair values.
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

Contingent Consideration

In connection with the acquisition of Exceptional Medical Transportation, LLC (“Exceptional”), the Company also agreed to pay up to $2,000,000 in contingent consideration upon meeting certain performance conditions within two years of the closing date of such acquisition. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2025, the Company made a payment for the final installment due on the contingent liability in the amount of $265,538. There was no remaining contingent liability balance for Exceptional as of September 30, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Cardiac RMS, LLC (“CRMS”), the Company recorded $15,822,190 in contingent consideration, consisting of an estimated true-up payment of $2,088,243 to be paid in 2024 based on the attainment of full-year 2023 EBIDTA targets (the “True-Up Payment”) and estimated earn out payments amounting to $13,733,947. The earn out payments are to be paid out over 36 months, beginning in 2025, for the remaining 49% equity of CRMS, based on CRMS’ attainment of full-year EBITDA targets. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 but recorded a change in fair value of contingent consideration of $1,052,394 for the three and nine months ended September 30, 2025. On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in common stock, par value $0.0001 (“Common Stock”), or 578,350 shares, constituting the remainder of the True-up Payment. On September 3, 2025, the Company made the first earn out payment (“CRMS Earn Out Payment”) in the amount of $1,687,134 for an additional 16.3% of equity in CRMS. The settlement amount exceeded the estimated contingent consideration for the CRMS Earn Out Payment by $196,488. The estimated contingent consideration amount payable for CRMS was $5,076,592 as of September 30, 2026 and December 31, 2025 (see Note 4).

In connection with the acquisition of Professional Technicians, LLC (“PTI”), the Company recorded $240,000 in contingent consideration to be paid upon meeting certain performance conditions during the period beginning on April 1, 2025 and ending on March 31, 2026. The Company did not record a change in fair value of contingent consideration for the three months ended September 30, 2026 but recorded a loss on the change in fair value of contingent consideration in the amount of $60,000 for the nine months ended September 30, 2026. The Company did not record a change in the fair value of contingent consideration for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, the Company made a payment for the contingent liability in the amount of $300,000. There was no remaining contingent liability for PTI as of September 30, 2026 and $240,000 as of December 31, 2025 (see Note 4).

In connection with the acquisition of SteadyMD, Inc. (“SteadyMD”), the Company recorded $2,300,000 in contingent consideration to be paid upon achieving certain revenue targets during the 12 month period between January 1, 2026 and December 31, 2026. The Company recorded a loss on the change in fair value of contingent consideration in the amount of $800,000 and $3,500,000 for the three and nine months ended September 30, 2026, respectively. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025. The

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
estimated contingent liability for SteadyMD was $5,800,000 and $2,300,000 as of September 30, 2026 and December 31, 2025, respectively (see Note 4).

In connection with the acquisition of Primary Care Ambulance (“PCA”), the Company recorded $200,000 in contingent consideration to be paid upon meeting certain continued employment conditions. During the nine months ended September 30, 2026, the Company reclassified the contingent liability to due to seller. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 and 2025. There was no remaining contingent liability for PCA as of September 30, 2026 and $200,000 as of December 31, 2025, respectively (see Note 4).

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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

The allowance for credit losses activity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$8,540,616	$6,092,588	$8,299,053	$5,873,942
Provision for credit losses	1,381,669	1,255,945	4,215,922	3,760,623
Write-offs	(1,493,460)	(1,649,986)	(4,086,150)	(3,936,018)
Ending balance	$8,428,825	$5,698,547	$8,428,825	$5,698,547
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Related party transactions are recorded within operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For details regarding the related party transactions that occurred during the three and nine months ended September 30, 2026 and 2025, refer to Note 16.
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

In the following table, revenues are disaggregated as follows:

Revenue Breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Primary Geographical Markets
U.S.	$59,129,967	$57,917,381	$182,299,827	$206,150,362
U.K.	14,301,238	12,892,254	40,106,581	41,109,950
Total revenues	$73,431,205	$70,809,635	$222,406,408	$247,260,312

Major Segments
Mobile Health Services	$20,176,507	$20,687,128	$65,219,525	$96,677,665
Transportation Services	53,254,698	50,122,507	157,186,883	150,582,647
Total revenues	$73,431,205	$70,809,635	$222,406,408	$247,260,312
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the calculation of basic and diluted net loss per share to stockholders of DocGo Inc. and Subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(16,599,967)	$(27,768,386)	$(47,183,375)	$(48,328,947)
Weighted-average shares outstanding - Basic	98,939,466	97,808,976	98,830,165	99,431,280
Effect of dilutive options	—	—	—	—
Weighted-average shares outstanding - Diluted	98,939,466	97,808,976	98,830,165	99,431,280
Net loss per share attributable to DocGo Inc. and Subsidiaries - Basic	$(0.17)	$(0.28)	$(0.48)	$(0.49)
Net loss per share attributable to DocGo Inc. and Subsidiaries - Diluted	$(0.17)	$(0.28)	$(0.48)	$(0.49)
Anti-dilutive employee share-based awards excluded	16,112,414	13,799,778	16,112,414	13,799,778
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
3. Property and Equipment, Net
Property and equipment, net as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Vehicles	$17,288,180	$18,115,890
Medical and other plant equipment	11,058,267	10,639,965
Office equipment and furniture	4,789,821	4,722,066
Leasehold improvements	2,370,150	2,266,312
Buildings	527,283	527,283
Land	37,800	37,800
	36,071,501	36,309,316
Less: Accumulated depreciation	(24,605,919)	(21,750,889)
Property and equipment, net	$11,465,582	$14,558,427
During the nine months ended September 30, 2026, the Company disposed of assets with a cost of $1,016,732 and accumulated depreciation of $735,728 for proceeds of $111,086. During the nine months ended September 30, 2025, the Company disposed of assets with a cost of $1,306,454 and accumulated depreciation of $1,064,619 for proceeds of $198,167. The Company recorded a loss on disposal of $67,851 and $10,453 for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recorded a loss on disposal of $169,918 and $43,668 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The Company recorded depreciation expense of $1,158,305 and $1,249,968 for the three months ended September 30, 2026 and 2025, respectively.
The Company recorded depreciation expense of $3,663,249 and $3,682,545 for the nine months ended September 30, 2026 and 2025, respectively.
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
During the three and nine months ended September 30, 2026, the Company recorded $1,298 and $4,219 additional pre-acquisition accounts receivable through due to seller, the liability established during acquisition, respectively. During the three and nine months ended September 30, 2025, the Company recorded $2,210 and $22,975 additional pre-acquisition accounts receivable through due to seller, respectively. As of September 30, 2026 and December 31, 2025, there were remaining due to seller balances pertaining to pre-acquisition accounts receivable of $58,645 and $54,426, respectively.
The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2025, the Company made a payment for the second installment due on the contingent liability in the amount of $265,538. There was no contingent consideration amount payable for Exceptional as of September 30, 2026 and December 31, 2025.
Cardiac RMS, LLC

On March 31, 2023, Holdings acquired 51% of the outstanding shares of common stock of CRMS, a provider of cardiac implantable electronic device remote monitoring and virtual care management services. The closing consideration of $10,000,000 consisted of $9,000,000 in cash and $1,000,000 worth of shares of Common Stock issued in a private placement transaction.

In addition to the closing consideration, the Company also agreed to pay additional consideration, consisting of (i) a True-up Payment in 2024 based on the attainment of full-year 2023 EBITDA targets and (ii) earn out payments to be paid out over 36 months, beginning in 2025 based on CRMS’ attainment of full-year EBITDA targets, in connection with the acquisition of the remaining 49% equity of CRMS. Of the additional consideration, $5,000,000 is payable in cash, with any excess payable in shares of the Company’s Common Stock.

On May 29, 2024, the Company made a portion of the True-up Payment in the amount of $1,000,000. On July 19, 2024, the Company issued $1,814,345 in Common Stock, or 578,350 shares, constituting the remainder of the True-up Payment.

On September 3, 2025, the Company made the first earn out payment in the amount of $1,687,134 for an additional 16.3% of equity in CRMS.

The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 but recorded an additional $1,052,394 in contingent consideration for the three and nine months ended September 30, 2025. The estimated contingent consideration for CRMS was $5,076,592 as of September 30, 2026 and December 31, 2025.

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
On the date of acquisition, the Company initially recorded estimated contingent consideration in the amount of $240,000. During the three and nine months ended September 30, 2026, a $0 and $60,000 increase to the contingent consideration was recorded, respectively. During the three months ended September 30, 2026, the Company made a payment of its contingent liability in the amount of $300,000. The contingent liability for PTI was $0 and $240,000 as of September 30, 2026 and December 31, 2025, respectively.
Additionally, the Company recorded pre-acquisition accounts receivable in the amount of $521,806 and other current assets in the amount of $388,641 through due to seller, the liability established during acquisition. The Company paid $0 and $75,835 of pre-acquisition accounts receivable during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company paid the other current assets in the amount of $70,741 and $459,382, respectively and pre-acquisition accounts receivable in the amount of $36,203 and $398,482, respectively. There was a due to seller balance of $27,640 and $103,475 for PTI as of September 30, 2026 and December 31, 2025, respectively.
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
The Company recorded a loss on the change in fair value of contingent consideration in the amount of $800,000 and $3,500,000 for the three and nine months ended September 30, 2026, respectively. The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2025. The estimated contingent liability for SteadyMD was $5,800,000 and $2,300,000 as of September 30, 2026 and December 31, 2025, respectively.
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
The Company did not record a change in fair value of contingent consideration for the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, the Company reclassified $200,000 of the contingent consideration liability to due to seller. The estimated contingent liability for PCA was $0 and $200,000 as of September 30, 2026 and December 31, 2025, respectively.
During the three and nine months ended September 30, 2026, the Company recorded an additional $45,571 and $315,265, respectively, to due to seller for the expenses paid by the previous owners. As of September 30, 2026, the remaining balance of due to seller was $560,836.

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

5. Goodwill

The Company did not record any changes in the carrying value of goodwill in the unaudited Condensed Consolidated Balance Sheets for the nine months ended September 30, 2026.

During the year ended December 31, 2025, the Company estimated the fair value of the reporting units by utilizing a combination of an income approach, employing a discounted cash flow method, and a market approach, employing a

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
guideline publicly-traded company method. The discounted cash flow method, which estimates fair values based on the present value of future cash flows, requires management to make various assumptions regarding the timing and amounts of these cash flows, including, but not limited to, growth rates, gross profit and EBITDA margins, capital expenditures and the terminal value of the business at the end of the projection period. Management also estimates a discount rate associated with the risk of achieving the projected cash flows, as well as the capital structure of the reporting units. Fair values of the reporting units are, therefore, determined using significant unobservable inputs, or level 3 in the fair value hierarchy. Refer to Note 2 for the Company’s policy of testing goodwill for impairment. As a result of the quantitative assessment, the Company recognized a non-cash goodwill impairment charge of $58,228,096 for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The charge has no impact on cash flow, liquidity or compliance with debt covenants.

The carrying value of goodwill amounted to $0 as of September 30, 2026 and December 31, 2025. The following table summarizes goodwill by applicable operating segments:

	September 30, 2026			December 31, 2025
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Mobile Health Services	$—	$—	$—	$24,865,586	$(24,865,586)	$—
Transportation Services	—	—	—	24,720,320	(24,720,320)	—
Corporate	—	—	—	8,642,190	(8,642,190)	—
Total	$—	$—	$—	$58,228,096	$(58,228,096)	$—

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Intangibles
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$—	$30,000	$—	$(1,500)	$28,500
Internally developed software	4-5 years	—	2,042,818	—	(180,803)	1,862,015
Trademark	8-15 years	—	5,000	—	(187)	4,813
		$—	$2,077,818	$—	$(182,490)	$1,895,328

	December 31, 2025
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	$247,828	$—	$(3,540)	$(244,288)	$—
Operating licenses	Indefinite	9,399,004	450,000	(9,849,004)	—	—
Internally developed software	4-5 years	12,129,913	2,883,827	(288,248)	(14,725,492)	—
Material contracts	Indefinite	62,550	11,444	(73,994)	—	—
Customer relationships	7-14 years	19,993,533	3,897,665	(15,425,390)	(8,465,808)	—
Trademark	8-15 years	405,532	1,100,496	(1,304,101)	(201,927)	—
Non-compete agreements	5 years	100,000	100,000	(145,000)	(55,000)	—
Domain names	10 years	—	15,990	(14,524)	(1,466)	—
Software license agreement	Indefinite	—	500,000	(500,000)	—	—
Acquired developed technology	6 years	—	1,600,000	(1,544,444)	(55,556)	—
Trade credits	5 years	1,500,000	—	(1,500,000)	—	—
		$43,838,360	$10,559,422	$(30,648,245)	$(23,749,537)	$—
The Company did not record any disposal of intangible assets for the nine months ended September 30, 2026 and 2025.
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
The Company recorded amortization expense of $99,411 and $1,448,548 for the three months ended September 30, 2026 and 2025, respectively.
The Company recorded amortization expense of $182,490 and$4,199,989 for the nine months ended September 30, 2026 and 2025, respectively.
Future amortization expense as of September 30, 2026 for the next five years and in the aggregate are as follows:

Amortization Expense
2026, remaining	$103,727
2027	415,044
2028	415,044
2029	415,044
2030	415,044
Thereafter	131,425
Total	$1,895,328
7. Investments
The carrying amount of the Company’s investments was $0 as of September 30, 2026 and December 31, 2025.
Equity Investment without Readily Determinable Fair Value

On October 25, 2024, the Company acquired non-marketable equity securities in Firefly Health, Inc. for $5,000,000. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2025, the Company recognized an impairment loss of $5,000,000 based on the latest available financial information and the estimated recoverable value of the investment. As of September 30, 2026 and December 31, 2025, the Company had no investments in equity securities without readily determinable fair values.
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
During the year ended December 31, 2025, the Company recorded a non-cash impairment charge of $434,222 in its RND investment, which represented an other-than-temporary impairment as a result of RND’s bankruptcy declaration. The carrying value of the Company’s investment in RND was $0 as of September 30, 2026 and December 31, 2025.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accrued workers' compensation and other insurance liabilities	$20,144,697	$18,229,568
Accrued general expenses	12,267,389	12,053,483
Accrued payroll	5,387,681	5,511,713
Accrued subcontractors	3,828,624	4,350,051
Accrued bonus	—	2,644,625
Total accrued liabilities	$41,628,391	$42,789,440
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

As of September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding and the unused portion of the Revolving Facility was $55,000,000. The Company incurred $0 and $145,352 in interest charges relating to its Prior Revolving Facility for the three months ended September 30, 2026 and 2025, respectively, and $0 and $998,151 for the nine months ended September 30, 2026 and 2025, respectively, which is reflected in interest expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Standby Letters of Credit
On October 20, 2023, the Company obtained an unconditional and irrevocable letter of credit from a financial institution in the amount of $1,080,000. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of September 30, 2026, the standby letter of credit had been canceled.
On December 20, 2024, the Company obtained an irrevocable letter of credit from a financial institution in the amount of $133,303. The letter of credit had an initial one-year term, and is renewed automatically for successive one-year periods, unless earlier terminated by the institution. As of September 30, 2026, no amounts had been drawn.
10. Notes Payable
The Company has various loans with finance companies with monthly installments aggregating $5,264, inclusive of 8.15% interest. The loan notes mature at various times through April 2030 and are secured by transportation equipment. In May 2026, one of the loans reached its scheduled maturity and was repaid in full in accordance with its terms.
The following table summarizes the Company’s notes payable:

	September 30, 2026	December 31, 2025
Equipment and financing loans payable, 8.15% interest maturing on April 2030	$195,728	$235,583
Total notes payable	195,728	235,583
Less: current portion of notes payable	49,022	51,740
Total non-current portion of notes payable	$146,706	$183,843
Interest expense was $4,067 and $10,955 for the three months ended September 30, 2026 and 2025, respectively.
Interest expense was $12,940 and $11,151 for the nine months ended September 30, 2026 and 2025 respectively.
Future minimum annual maturities of notes payable as of September 30, 2026 are as follows:

Notes Payable
2026, remaining	$11,885
2027	50,027
2028	54,260
2029	58,851
2030	20,705
Total maturities	195,728
Current portion of notes payable	(49,022)
Long-term portion of notes payable	$146,706
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

Operating results for the business segments of the Company as of and for the three months ended September 30, 2026 and September 30, 2025 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Three Months Ended September 30, 2026
Revenues	$20,176,507	$53,254,698	$—	$73,431,205
Significant segment expenses	19,364,195	41,438,676	7,861,804	68,664,675
Personnel costs	14,040,386	33,506,426	7,226,946	54,773,758
Subcontractor costs	4,818,336	3,315,930	634,858	8,769,124
Vehicle costs	505,473	4,616,320	—	5,121,793
Other segment items	4,902,006	10,135,734	7,012,187	22,049,927
(Loss) income from operations	(4,089,694)	1,680,288	(14,873,991)	(17,283,397)
Depreciation and amortization expense	362,884	2,116,675	156,495	2,636,054
Stock compensation	385,448	6,523	2,472,754	2,864,725
Change in fair value of contingent consideration	800,000	—	—	800,000

Total assets	52,722,022	88,385,167	32,793,665	173,900,854
Long-lived assets	3,833,021	30,607,687	3,976,270	38,416,978
Capital expenditures	54,246	1,016,309	588,014	1,658,569

Three Months Ended September 30, 2025
Revenues	$20,687,128	$50,122,507	$—	$70,809,635
Significant segment expenses	22,767,634	42,299,447	10,492,208	75,559,289
Personnel costs	15,135,183	35,009,738	9,506,882	59,651,803
Subcontractor costs	4,317,280	2,872,903	985,326	8,175,509
Vehicle costs	3,315,171	4,416,806	—	7,731,977
Other segment items	20,522,944	8,879,193	7,824,518	37,226,655
Loss from operations	(22,603,450)	(1,056,133)	(18,316,726)	(41,976,309)
Depreciation and amortization expense	933,673	2,049,029	988,530	3,971,232
Stock compensation	1,400,777	36,513	3,212,385	4,649,675
Finite-lived intangible asset impairment	8,020,343	—	—	8,020,343
Goodwill impairment	8,718,398	—	—	8,718,398

Total assets	89,176,687	141,631,125	122,975,067	353,782,879
Long-lived assets	21,745,220	69,155,050	11,581,381	102,481,651
Capital expenditures	16,219	2,094,732	746,557	2,857,508

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Operating results for the business segments of the Company as of and for the nine months ended September 30, 2026 and September 30, 2025 are as follows:

	Mobile Health Services	Transportation Services	Corporate	Total
Nine Months Ended September 30, 2026
Revenues	$65,219,526	$157,186,882	$—	$222,406,408
Significant segment expenses	63,752,875	124,795,845	25,337,157	213,885,877
Personnel costs	45,104,604	102,685,994	23,206,383	170,996,981
Subcontractor costs	17,284,034	8,506,203	2,130,774	27,921,011
Vehicle costs	1,364,237	13,603,648	—	14,967,885
Other segment items	14,529,593	30,603,413	17,304,236	62,437,242
(Loss) income from operations	(13,062,942)	1,787,624	(42,641,393)	(53,916,711)
Depreciation and amortization expense	1,124,754	6,439,091	410,727	7,974,572
Stock compensation	1,344,469	21,418	7,379,121	8,745,008
Change in fair value of contingent consideration	3,560,000	—	—	3,560,000

Total assets	52,722,022	88,385,167	32,793,665	173,900,854
Long-lived assets	3,833,021	30,607,687	3,976,270	38,416,978
Capital expenditures	255,903	4,140,377	2,028,129	6,424,409

Nine Months Ended September 30, 2025
Revenues	$96,677,665	$150,582,647	$—	$247,260,312
Significant segment expenses	87,688,784	121,892,555	32,645,206	242,226,545
Personnel costs	57,516,213	100,516,745	29,509,565	187,542,523
Subcontractor costs	24,308,299	9,449,097	3,135,641	36,893,037
Vehicle costs	5,864,272	11,926,713	—	17,790,985
Other segment items	29,721,809	29,271,100	19,494,849	78,487,758
Loss from operations	(20,732,928)	(581,008)	(52,140,055)	(73,453,991)
Depreciation and amortization expense	2,872,153	6,001,113	2,840,365	11,713,631
Stock compensation	3,925,659	147,027	10,233,434	14,306,120
Finite-lived intangible asset impairment	8,020,343	—	—	8,020,343
Goodwill impairment	8,718,398	—	—	8,718,398

Total assets	89,176,687	141,631,125	122,975,067	353,782,879
Long-lived assets	21,745,220	69,155,050	11,581,381	102,481,651
Capital expenditures	3,029,891	7,996,090	4,921,156	15,947,137
Long-lived assets include property and equipment, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets.
Geographic Information
The following table summarizes long-lived assets by geographic location as of September 30, 2026 and December 31, 2025:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	September 30, 2026	December 31, 2025
Primary Geographical Markets
U.S.	$31,936,683	$35,052,182
U.K.	6,480,295	8,447,450
Total long-lived assets	$38,416,978	$43,499,632
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

The New Repurchase Program was originally set to expire on December 31, 2024. The Board of Directors subsequently approved extensions of the program through June 30, 2025, December 31, 2025, June 30, 2026, and December 31, 2026. The New Repurchase Program may be suspended, extended, modified or discontinued at any time without prior notice.

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
There were no shares repurchased during the three months ended September 30, 2026 and 2025.

There were no shares repurchased during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased and subsequently cancelled 4,481,069 shares of Common Stock for $10,828,906.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
13. Stock-Based Compensation
Stock Options
In 2021, the Company established the DocGo Inc. 2021 Equity Incentive Plan (the “Plan”), which replaced Ambulnz, Inc.’s 2017 Equity Incentive Plan. The Plan initially reserved 16,607,894 shares of Common Stock for issuance under the Plan. The Company’s stock options generally vest on various terms based on continuous services over periods ranging from one to five years. The stock options are subject to time vesting requirements through 2028 and are nontransferable. Stock options granted have a maximum contractual term of 10 years. As of September 30, 2026, approximately 5.3 million employee stock options had vested.
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
No stock options were granted during the nine months ended September 30, 2026 and 2025.
The following table summarizes the Company’s stock option activity under the Plan during the nine months ended September 30, 2026:

	Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance as of December 31, 2025	7,346,535	$6.93	5.59	$—
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Cancelled	(1,534,376)	6.58	—	—
Balance as of September 30, 2026	5,812,159	7.02	5.24	—
Options vested and exercisable as of September 30, 2026	5,305,880	$7.01	5.12	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Common Stock price and the exercise price of the stock options.

For the three months ended September 30, 2026 and 2025, the total recorded stock-based compensation related to stock option awards granted was $395,653 and $1,598,511, respectively.

For the nine months ended September 30, 2026 and 2025, the total recorded stock-based compensation related to stock option awards granted was $1,400,066 and $4,545,260, respectively.
As of September 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $977,505 and $3,245,364, respectively. This cost is expected to be recognized over a weighted-average period of approximately 0.72 years as of September 30, 2026.

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
The following is a summary of the RSU activity for the nine months ended September 30, 2026:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31, 2025	8,519,973	$1.95
Granted	359,688	0.63
Vested	(404,372)	2.66
Forfeited	(914,262)	1.63
Balance as of September 30, 2026	7,561,027	1.89
Vested and unissued as of September 30, 2026	—	—
Non-vested as of September 30, 2026	7,561,027	$1.89
The total grant-date fair value of RSUs granted during the nine months ended September 30, 2026 was $227,000.
For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $1,429,033 and $1,516,497, respectively.
For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to RSUs of $4,258,739 and $5,040,246, respectively.
As of September 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested RSUs granted was $10,085,222 and $15,607,125, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.60 years as of September 30, 2026.
Performance-based Restricted Stock Units

The Company grants performance-based restricted stock units (“PSUs”) to certain employees under its long-term incentive compensation plan. PSU awards are subject to service-based and either performance-based or market-based vesting conditions.

For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to PSUs of $1,040,039 and $1,534,667, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to PSUs of $3,086,202 and $4,720,614, respectively.

As of September 30, 2026 and December 31, 2025, the total unrecognized compensation related to unvested PSUs granted was $4,464,450 and $7,550,652, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.25 years as of September 30, 2026.

PSU Grants with Performance Conditions (Revenue Performance Share Unit Grants)

As of September 30, 2026, the Company had outstanding PSUs with a performance condition from 2024. The fair value of these awards is based on the Company’s quoted stock price on the grant date and is expected to vest based on the

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
achievement of specific revenue targets in 2024. The Company records compensation expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the four year vesting period.

There were no revenue PSUs granted during the nine months ended September 30, 2026 and 2025.

The following is a summary of the revenue PSU activity for the nine months ended September 30, 2026:

	Revenue PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	356,587	$5.16
Granted	—	—
Vested	—	—
Forfeited	—	—
Performance adjustment	—	—
Balance as of September 30, 2026	356,587	$5.16

PSU Grants with Market Condition (TSR Performance Share Unit Grants)

As of September 30, 2026, the Company had outstanding PSUs with a market condition that will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Healthcare Index in 2025 to 2028.

The fair value is determined on the grant date using a Monte Carlo simulation model. The Company recognizes compensation expense on all these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. The Company accounts for forfeitures as they occur.
There were no TSR PSUs granted during the nine months ended September 30, 2026.

The following is a summary of the TSR PSU activity for the nine months ended September 30, 2026:

	TSR PSUs	Weighted- Average Grant Date Fair Value Per PSU
Balance as of December 31, 2025	2,524,257	$3.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2026	2,524,257	$3.13
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

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
estate lease liabilities. The Company used estimated borrowing rates of 6% on January 1, 2019 for all leases that commenced prior to that date for office spaces, vehicles and transportation equipment.
Lease Costs
The table below comprises lease expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of total lease cost:
Operating lease expense	$1,287,908	$1,356,236	$4,092,364	$4,027,854
Finance lease expense:
Amortization of right-of-use assets	1,378,338	1,272,716	4,128,833	3,831,097
Interest on lease liabilities	243,395	229,293	741,221	700,042
Finance lease expense	1,621,733	1,502,009	4,870,054	4,531,139
Short-term lease expense	225,847	126,307	404,779	708,512
Total lease cost	$3,135,488	$2,984,552	$9,367,197	$9,267,505
Lease Payments
The table below presents lease payments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of total lease payments:
Operating lease payment	$1,328,962	$1,419,593	$4,257,785	$3,693,963
Finance lease payment	1,615,987	1,256,945	4,579,441	3,965,618
Total lease payments	$2,944,949	$2,676,538	$8,837,226	$7,659,581

Operating Leases
The Company is obligated to make rental payments under non-cancellable operating leases for office, dispatch station space and transportation equipment, expiring at various dates through 2034. Under the terms of the leases, the Company is also obligated for its proportionate share of real estate taxes, insurance and maintenance costs of the property.
Lease Remeasurement
During the three and nine months ended September 30, 2026, the Company recorded a $59,389 loss from operating lease measurement.
The Company recorded a gain from remeasurement of operating lease of $820 and $656 during three and nine months ended September 30, 2025, respectively.
Sublease Income
The Company subleases a portion of its corporate office space in New York, NY. The subleases have lease terms ranging from one year and four months to one year and seven months and are classified as operating leases by the Company. The Company also subleases its office space in Houston, Texas under a sublease entered in 2023 with a three-year lease term, which is also classified as an operating lease. For the three months ended September 30, 2026 and 2025, the Company recognized sublease income of $31,961 and $89,709, respectively, related to its New York office space, and $19,792 and

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
$19,324, respectively, related to its Houston office space. For the nine months ended September 30, 2026 and 2025, the Company recognized sublease income of $216,969 and $235,823, respectively, related to its New York office space, and $59,375 and $57,970, respectively, related to its Houston office space. The Company recognizes sublease income as rental income, presented in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss under other income (expense).
Lease Position as of September 30, 2026
Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2026	December 31, 2025
Assets
Lease right-of-use assets	$8,602,457	$11,520,781
Total lease assets	$8,602,457	$11,520,781

Liabilities
Current liabilities:
Lease liability - current portion	$3,761,441	$4,650,953
Noncurrent liabilities:
Lease liability, net of current portion	5,355,493	7,563,664
Total lease liability	$9,116,934	$12,214,617
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2026:

Weighted average remaining lease term (in years) - operating leases	2.74
Weighted average discount rate - operating leases	5.98%
Undiscounted Cash Flows
Future minimum lease payments under the operating leases as of September 30, 2026 were as follows:

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Operating Leases
2026, remaining	$1,147,908
2027	3,874,043
2028	3,021,953
2029	1,482,441
2030	177,811
2031	69,193
Thereafter	141,666
Total future minimum lease payments	9,915,015
Less effects of discounting	(798,081)
Present value of future minimum lease payments	$9,116,934
Finance Leases
The Company leases vehicles under non-cancellable finance lease agreements with a liability of $15,324,358 and $16,727,594 as of September 30, 2026 and December 31, 2025, respectively, and a right-of-use net of $16,453,611 and $17,420,424 as of September 30, 2026 and December 31, 2025, respectively (accumulated depreciation of $13,921,591 and $11,739,994 as of September 30, 2026 and December 31, 2025, respectively).
Lease Remeasurement
During the three and nine months ended September 30, 2026, there were no recorded gains or losses from finance lease measurement.
The Company recorded a gain (loss) on remeasurement of finance lease of $4,257 and $(43,023) during the three and nine months ended September 30, 2025, respectively.
Lease Position as of September 30, 2026
Right-of-use assets and lease liabilities for the Company’s finance leases were recorded in the unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2026	December 31, 2025
Assets
Lease right-of-use assets	$16,453,611	$17,420,424
Total lease assets	$16,453,611	$17,420,424

Liabilities
Current liabilities:
Lease liability - current portion	$5,557,225	$5,509,687
Noncurrent liabilities:
Lease liability, net of current portion	9,767,133	11,217,907
Total lease liability	$15,324,358	$16,727,594

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s finance leases as of September 30, 2026:

Weighted average remaining lease term (in years) - finance leases	3.09
Weighted average discount rate - finance leases	5.91%
Undiscounted Cash Flows
Future minimum lease payments under the finance leases as of September 30, 2026 are as follows:

Finance Leases
2026, remaining	$1,698,337
2027	5,954,729
2028	4,679,405
2029	3,038,870
2030	1,269,894
2031	177,704
Total future minimum lease payments	16,818,939
Less effects of discounting	(1,494,581)
Present value of future minimum lease payments	$15,324,358

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Other (Expense) Income
The Company recognized $924,517 and $1,192,482 of other expense for the three months ended September 30, 2026 and 2025, respectively, as set forth in the table below.
The Company recognized $1,092,074 and $(2,434,425) of other income (expense) for the nine months ended September 30, 2026 and 2025, respectively, as set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Other (expense) income
Interest expense, net	$(62,696)	$(219,861)	$(260,011)	$(1,089,807)
Loss on change in fair value of contingent consideration	(800,000)	(1,052,394)	(3,560,000)	(1,052,394)
Insurance proceeds	—	—	4,687,798	—
Loss on equity method investment	—	(27,035)	—	(106,550)
(Loss) gain on remeasurement of operating and finance leases	(59,389)	5,077	(59,389)	(42,367)
Loss on disposal of fixed assets	(67,851)	(10,453)	(169,918)	(43,668)
Other income (expense)	65,419	112,184	453,594	(99,639)
Total other (expense) income	$(924,517)	$(1,192,482)	$1,092,074	$(2,434,425)

16. Related Party Transactions
Historically, the Company has been involved in transactions with various related parties.
Legal Services
Ely D. Tendler is compensated for his services to the Company as General Counsel and Secretary through payments to Ely D. Tendler Strategic & Legal Services PLLC (“EDTSLS”), a law firm owned by Mr. Tendler. All payments made to EDTSLS by the Company were for Mr. Tendler’s services to the Company as General Counsel and Secretary. No other services were provided by EDTSLS to the Company. The Company’s payments to EDTSLS for Mr. Tendler’s services totaled $249,618 and $323,735 for the three months ended September 30, 2026 and 2025, respectively and $760,933 and $891,280 for the nine months ended September 30, 2026 and 2025, respectively.
Included in accounts payable were $108,035 and $0 due to related parties as of September 30, 2026 and December 31, 2025, respectively. Included in accrued liabilities were $0 and $57,615 due to related parties as of September 30, 2026 and December 31, 2025, respectively, related to legal services.

Software Services

In connection with the acquisition of PTI on February 10, 2025, the Company entered into a Software License Agreement with Red Toad Software (“Red Toad”), an entity owned by the former sellers of PTI. The agreement grants the Company a perpetual and irrevocable license to use the licensed software in connection with the operations of PTI. Pursuant to the agreement, the Company pays Red Toad monthly hosting fees and fees for requested software enhancement.

On January 1, 2026, the Company also entered into a services agreement with Red Toad to deliver a conversational AI phone agent. The Company paid a one-time fee of $30,000 for the design build, integration, and deployment of the agent and following deployment, the Company pays a recurring monthly fee of $2,500 for ongoing support and maintenance.

DocGo Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company’s payments to Red Toad totaled $7,500 and $78,448 for the three months ended September 30, 2026 and 2025, respectively and $129,451 and $158,390 for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized intangibles, net of $28,500 and $0 as of September 30, 2026 and December 31, 2025, respectively.
17. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a valuation allowance against its deferred tax assets for assets that were not more-likely-than-not to be realized. The Company’s (provision for) benefit from income taxes for the three months ended September 30, 2026 and 2025 were $(84,129) and $13,511,429, respectively, and $(159,541) and $21,861,861 for the nine months ended September 30, 2026 and 2025, respectively. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate adjusted for discrete items. This rate is based on the Company’s expected annual income, statutory tax rates and best estimates of non-taxable and non-deductible income and expense items.

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
18. 401(k) Plan
The Company established a 401(k) plan in January 2022 that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees that complete two months of service with the Company are eligible to participate in the plan. The Company has not made any employer contributions to this plan as of September 30, 2026.
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

Stockholder Actions

On October 27, 2023, Joe Naclerio, individually and purportedly on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws in the U.S. District Court for the Southern District of New York against the Company, its then-Chairman and former Chief Executive Officer, another former Chief Executive Officer, current Chief Financial Officer and former Chief Financial Officer (who currently serves as Executive Vice President of Strategy). On January 17, 2024, the Court appointed the Genesee County Employees’ Retirement System as the Lead Plaintiff. On March 18, 2024, the Lead Plaintiff filed an amended complaint against the Company, its now former Chairman and Chief Executive Officer, another former Chief Executive Officer and former Chief Financial Officer and former Executive Vice President of Strategy. On June 21, 2024, the defendants moved to dismiss the amended complaint. On March 28, 2025, the motion was granted in part and denied in part. On April 25, 2025, the remaining defendants answered the complaint. The parties reached an agreement to settle the action for an amount of $12,500,000 (covered by the Company’s insurance policy, subject to retention), and on March 24, 2026, the court approved the settlement.

On May 13, 2025 and June 3, 2025, respectively, two derivative actions were filed nominally on behalf of the Company in the Delaware Court of Chancery by Ryne Shetterly and Salma Daboul against certain current and former members of the Board of Directors, including the Company’s Chief Executive Officer and General Counsel, along with two former Chief Executive Officers, the Company’s Chief Financial Officer and Treasurer and its former Executive Vice President of Strategy. Both complaints assert claims for breach of fiduciary duty and other related claims purportedly on behalf of the Company based on substantially similar factual allegations to those asserted in the securities class action matter discussed above, seeking various forms of monetary and injunctive relief. On August 5, 2025, the Delaware Court of Chancery consolidated the two derivative actions, and the parties agreed that the complaint filed in the Daboul action should serve as the operative complaint. The defendants moved to dismiss the consolidated action in October 2025, and rather than oppose, plaintiffs amended their complaint. Defendants moved to dismiss the amended complaint on February 2, 2026, and their motion is fully briefed, with argument scheduled for February 4, 2027. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any.

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
Government Contracts
In recent years, the Company’s government contract work has represented a substantial portion of its overall revenue. While the Company’s government contract work declined in 2025 and for the three and nine months ended September 30, 2026, both in absolute dollar terms and as a percentage of overall consolidated revenue, due primarily to the ending of large migrant-related projects in New York, the Company continues to bid on government contracts and expects some revenue from this sector in the future. However, government contract work is subject to risks and uncertainties. Government contract work subjects the Company to government audits, investigations and proceedings, which could also lead to the Company to being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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
21. Subsequent Events

Perceptive Credit Agreement

In connection with the Merger, on October 1, 2026, the Company, certain of its subsidiaries, and Perceptive Credit Holdings IV, LP, as administrative agent and lender, entered into an Amended and Restated Credit Agreement (the “Perceptive Credit Agreement”), which was an amendment and restatement of Hicuity’s existing credit agreement. The Perceptive Credit Agreement provides the following funding: (a) the existing term loans outstanding under the Hicuity credit agreement were continued as outstanding term loans in the aggregate amount of $52,000,000 and assumed by the Company; (b) a new term loan in an aggregate principal amount of $12,500,000, which was funded on October 1, 2026 upon effectiveness of the Perceptive Credit Agreement; (c) a new term loan in an aggregate principal amount of $12,500,000, to be funded upon the consummation of the Merger (or later, in accordance with the terms of the Perceptive Credit Agreement); and (d) a delayed draw term loan in an aggregate principal amount of $25,000,000, available during the period commencing on the October 1, 2026 and ending on December 31, 2027, subject to satisfaction of certain conditions. This term loan terminates on December 6, 2029. Interest is payable monthly in arrears at an interest rate equal to the sum of Term SOFR plus 7.50%, subject to a SOFR floor of 3.50% .

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

Forward-looking statements are inherently subject to substantial risks, uncertainties and assumptions, many of which are beyond our control, and which may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contained in our forward-looking statements, including, but not limited to the following: impacts related to the wind down of migrant-related services; our ability to continue as a going concern; our ability to maintain our listing on Nasdaq; our ability to pursue strategic initiatives to deliver on shareholder value; our ability to expand our programs with insurance partners, hospital systems, municipalities and other strategic partners; our ability to successfully implement our business strategy, including delivering value to shareholders via buybacks and funding new strategic relationships; our ability to establish, maintain and grow customer relationships; our ability to execute projects to the satisfaction of our customers; our ability to grow demand for our care gap closure programs; our ability to maintain or grow our cash balances; our reliance on and ability to maintain our contractual relationships with our healthcare provider partners and other strategic partners; our ability to compete effectively in a highly competitive industry, including conditions in the healthcare transportation and mobile health services markets; our ability to maintain existing contracts; our reliance on government contracts, including changes in government spending on healthcare and other social services; recent revenue growth derived from a small number of large customers; our ability to effectively manage our growth; our financial performance and future prospects; our ability to deliver on our business strategies or models, plans and goals; our ability to expand geographically; our M&A activity and success of our acquisition strategy; the potential costs of earnout payments due for prior acquisitions; our ability to successfully integrate Hicuity and realize the expected synergies from the Merger; our ability to retain our workforce and management personnel and successfully manage leadership transitions; the availability of healthcare professionals and other personnel; changes in the cost of labor and the costs of labor disputes; our ability to manage the high level of debt on our balance sheet; our ability to collect on customer receivables; risks associated with our share repurchase program, including whether our lenders allow us to make share repurchases; overall macroeconomic and geopolitical conditions, including the interest rate environment, the inflationary environment, the potential recessionary environment, regional conflict and tensions, financial institution instability and the ongoing or any future shutdown of the U.S. federal government; the ability of our suppliers to meet our needs; our ability to obtain or maintain operating licenses; potential changes in federal, state or local government policies or priorities; expected impacts of geopolitical instability; our competitive position and opportunities, including our ability to realize the benefits from our operating model; our ability to improve gross margins; our ability to implement and deliver on cost-containment measures and ongoing cost rationalization initiatives; legislative and regulatory actions; the impact of legal proceedings and compliance risk; volatility of our stock price; the impact on our business and reputation in the event of information technology system failures, network disruptions, cyber incidents or losses or unauthorized access to, or release of, confidential information; our ability to comply with laws and regulations regarding data privacy and protection and other risk factors that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and that are otherwise described or updated from time to time in our filings with the SEC.

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

For the three months ended September 30, 2026, the Company recorded a net loss of $18.3 million, compared to a net loss of $29.7 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the Company recorded a net loss of $53.0 million, compared to a net loss of $54.0 million in the nine months ended September 30, 2025. See “Results of Operations” for the Company’s evaluation of these results.
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

Inflation
The inflation rate in the United States, as measured by the Consumer Price Index, has generally trended down since the middle of 2023. This data is reported monthly, showing year-over-year changes in prices across a basket of goods and services. The inflation rate declined to 2.7% for the full year 2025, down from 2.9% in 2024, 3.4% in 2023 and 6.5% in 2022. In September 2026, the annual inflation rate increased to 3.7%, from 3.4% in June. Inflation has trended higher since March of 2026, mostly driven by fuel prices. An increased inflation rate, such as that witnessed between 2021 and the first half of 2023, could have an impact on DocGo’s expenses in several areas, including wages, fuel and medical and other supplies. This would have the effect of compressing gross profit margins, as DocGo is generally unable to pass these higher costs on to its customers, particularly in the short term. In addition, opportunities to mitigate the impact of inflation are limited, aside from potentially buying more medical supplies than are currently needed in an effort to reduce the volume of future purchases, in instances where supply prices are anticipated to rise. As inflation has increased over the past several months, the U.S. Federal Reserve implemented a 25 basis point (0.25%) interest rate hike in September 2026, raising its benchmark rate (the “federal funds rate”) to 3.75-4.00% as of the date of this Quarterly Report on Form 10-Q. Looking out through the rest of 2026 and into 2027, DocGo anticipates that fuel prices will moderate slightly and that the inflation rate will remain at or near the currently level, with an annual rate a little higher than those witnessed in 2024-2025 and the 2010-2020 period, when the annual inflation rate ranged from 0.1% to 3.2%. However, if inflation is above the levels that DocGo anticipates, gross margins could be below plan and as a result, DocGo’s business, operating results and cash flows may be adversely affected.
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

The Company did not complete any acquisitions during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company completed one acquisition, for $4.2 million.
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

In addition, government contract work subjects the Company to government audits, investigations and proceedings, which could lead to the Company being barred from government work or subjected to fines if it is determined that a statute, rule, regulation, policy or contractual provision has been violated. Audits can also lead to adjustments to the amount of contract costs that the Company believes are reimbursable or to the ultimate amount the Company may be paid under the agreement. Furthermore, a shift in government policies or priorities, at either the federal, state or local level, surrounding the allocation of public spending to health care-related projects, could have a large impact on the Company’s revenues in this area. A loss of or a decline in government contract work, if not offset by revenues from new or other existing customers, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Legal and Regulatory Expenses
Legal and regulatory expenses include legal fees, consulting fees related to healthcare compliance and legal settlements. We also periodically incur legal fees in relation to acquisition and financing activities.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,				Change $	Change %
$ in Millions	2026		2025

	Actual Results	% of Total Revenues	Actual Results	% of Total Revenues
Revenues, net	$73.4	100.0%	$70.8	100.0%	$2.6	3.7%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	49.0	66.8%	52.7	74.4%	(3.7)	(7.0)%
Operating expenses:
General and administrative	29.0	39.5%	30.1	42.5%	(1.1)	(3.7)%
Depreciation and amortization	2.6	3.5%	4.0	5.6%	(1.4)	(35.0)%
Legal and regulatory	5.7	7.8%	5.7	8.1%	—	—%
Technology and development	4.0	5.4%	3.2	4.5%	0.8	25.0%
Sales, advertising and marketing	0.4	0.5%	0.4	0.6%	—	—%
Finite-lived intangible asset impairment	—	—%	8.0	11.3%	(8.0)	(100.0)%
Goodwill impairment	—	—%	8.7	12.3%	(8.7)	(100.0)%
Total expenses	90.7	123.6%	112.8	159.3%	(22.1)	(19.6)%
Loss from operations	(17.3)	(23.6)%	(42.0)	(59.3)%	24.7	58.8%

Other (expense) income:
Interest expense, net	(0.1)	(0.1)%	(0.2)	(0.2)%	0.1	50.0%
Loss on change in fair value of contingent consideration	(0.8)	(1.1)%	(1.1)	(1.6)%	0.3	27.3%
Loss on disposal of fixed assets	(0.1)	(0.1)%	—	—%	(0.1)	(100.0)%
Other income (expense)	0.1	0.1%	0.1	0.1%	—	—%
Total other (expense) income	(0.9)	(1.2)%	(1.2)	(1.7)%	0.3	25.0%

Net loss before income tax (provision) benefit	(18.2)	(24.8)%	(43.2)	(61.0)%	25.0	57.9%
(Provision for) benefit from income taxes	(0.1)	(0.1)%	13.5	19.1%	(13.6)	(100.7)%
Net loss	(18.3)	(24.9)%	(29.7)	(41.9)%	11.4	38.4%
Net loss attributable to noncontrolling interests	(1.7)	(2.3)%	(1.9)	(2.7)%	0.2	10.5%
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(16.6)	(22.6)%	$(27.8)	(39.2)%	$11.2	40.3%
Revenues
Consolidated

For the three months ended September 30, 2026, total revenues were $73.4 million, an increase of $2.6 million, or 3.7%, compared to the three months ended September 30, 2025.
Mobile Health Services
For the three months ended September 30, 2026, Mobile Health Services revenues were $20.2 million, a decrease of $0.5 million, or 2.4%, compared to the three months ended September 30, 2025. The decline in revenues was due to the ongoing wind-down of migrant-related services. These projects, which included both medical and non-medical services, such as shelter and security, were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts was completed in the fourth quarter of 2025, and the Company has generated relatively insignificant revenues from any remaining migrant-related projects in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues. Offsetting the decline in revenues from migrant-related services was the inclusion in the current year period of virtual care revenues from SteadyMD, which was acquired in October 2025.
Transportation Services

For the three months ended September 30, 2026, Transportation Services revenues were $53.2 million, an increase of $3.1 million, or 6.2%, compared to the three months ended September 30, 2025. This increase was due to a 10.4% increase in U.S. trip volumes, to 78,957 trips in the three months ended September 30, 2026, from 71,541 trips for the three months ended September 30, 2025. The average trip price increased to $426 in the three months ended September 30, 2026, from $411 in the three months ended September 30, 2025. The biggest volume gains were witnessed in New York, Tennessee, Delaware and Texas.
Cost of revenues
For the three months ended September 30, 2026, total cost of revenues (exclusive of depreciation and amortization) decreased by 7.0% compared to the three months ended September 30, 2025, while revenues increased by approximately 3.7%. Cost of revenues as a percentage of revenues decreased to 66.8% in the three months ended September 30, 2026 from 74.4% in the three months ended September 30, 2025.
Total cost of revenues in the three months ended September 30, 2026 decreased by $3.7 million compared to the same period in 2025. This decrease was primarily attributable to a $2.9 million decrease in total compensation, a $2.6 million decline in vehicle costs, due to higher insurance expenses and reserves related to old claims in the prior year period, partially offset by a $1.7 million increase in subcontractor costs and a $0.3 million increase in rent and utilities. There was also a net decrease of $0.2 million, across a variety of cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2026 amounted to $14.2 million, down 17.0% from $17.1 million in the three months ended September 30, 2025. Cost of revenues as a percentage of revenues decreased to 70.3% from 82.6% in the prior year period, despite the decline in Mobile Health Services revenues from migrant-related projects and the inclusion of lower margin virtual care revenues from the Steady MD business line in the current year period. These factors were outweighed by the year-over-year growth in higher margin service lines, such as mobile phlebotomy and remote patient monitoring and by the inclusion of higher insurance expenses and reserves in the prior year period.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the three months ended September 30, 2026 amounted to $34.8 million, down 2.2% from $35.6 million in the three months ended September 30, 2025. Cost of revenues as a percentage of revenues decreased to 65.4% from 71.1% in the prior year quarter, due to the revenue increase, which outweighed the effect of increased vehicle and medical supplies costs. Vehicle costs were driven higher primarily due to increased fuel costs, reflecting higher prices for gasoline throughout the quarter, which have continued into the fourth quarter.
Operating expenses
For the three months ended September 30, 2026, the Company recorded $41.7 million of operating expenses compared to $60.1 million for the three months ended September 30, 2025, a decrease of 30.6%. As a percentage of revenue, operating expenses decreased from 84.9% in the third quarter of 2025 to 56.8% in the third quarter of 2026, reflecting this decrease in operating expenses, while revenues increased, as described above. The decrease of $18.4 million in operating expenses related primarily to the recording in the prior year period of several impairments charges for various intangible assets, including a $6.5 million impairment of the carrying value of the customer relationships for the Company’s Rapid Temps entity, an $8.7 million impairment of the goodwill related to the Rapid Temps entity, and a $1.5 million impairment of the carrying value of trade credits the Company had received in lieu of cash payment from a Mobile Health customer in a prior year period. No impairments were recorded in the third quarter of 2026. Other factors included a $2.0 million decline in total compensation, a $0.8 million decline in subcontractor costs and a $1.3 million decline in depreciation and amortization, reflecting the writedown of intangible assets in the third and fourth quarters of 2025. This was partially offset by a $0.7 million increase in IT costs, a $0.4 million increase in bad debt expense and a $0.5 million increase in general office expenses, all related to the growth of new business lines. There was also a net increase of $0.8 million across a variety of other operating expense categories.
For the Mobile Health Services segment, operating expenses in the three months ended September 30, 2026 were $10.1 million, down 61.5% from $26.2 million in the three months ended September 30, 2025, as the investments made in the Company’s nascent care gap closure business and the inclusion of operating expenses from the SteadyMD business which was acquired in October 2025 were far outweighed by the elimination of operating expenses related to the wound-down migrant-related projects and the absence in the current year period of the impairment charges discussed above. Operating expenses as a percentage of revenues decreased to 50.0% in the third quarter of 2026, from 126.6% in the third quarter of 2025, reflecting the significant drop in Mobile Health Services revenues in relation to cessation of migrant-related projects in New York at the end of 2025.
For the Transportation Services segment, operating expenses in the three months ended September 30, 2026 were $16.8 million, up 7.7% from $15.6 million in the three months ended September 30, 2025. Operating expenses as a percentage of revenues increased slightly, to 31.6% for the three months ended September 30, 2026 from 31.1% in the three months ended September 30, 2025, despite the increased revenues, due to increased compensation for non-field personnel, to support the ongoing growth of that segment, as well as higher insurance costs and professional fees.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the three months ended September 30, 2026 were $14.8 million, down 19.1% from $18.3 million in the three months ended September 30, 2025, due to reduced corporate headcount, lower subcontractor costs and a 36% decline in professional fees, all relating to the Company’s ongoing cost-cutting efforts. Corporate expenses amounted to approximately 20.2% of total consolidated revenues in the third quarter of 2026, compared to 25.8% in the third quarter of 2025, reflecting the impact of these cost-cutting efforts.
Interest expense, net

During the three months ended September 30, 2026, the Company recorded $0.1 million in interest expense, net compared to a $0.2 million interest expense, net in the three months ended September 30, 2025. Interest expenses and related fees on outweighed interest earned on balances in the Company’s interest-bearing accounts in both of the three month periods ended September 30, 2026 and 2025.
Loss on change in fair value of contingent consideration
During the three months ended September 30, 2026, the Company recorded a $0.8 million loss on the change in fair value of contingent consideration. During the three months ended September 30, 2025, the Company recorded a loss for the change in fair value of contingent consideration of $1.1 million. The loss in the current year period reflects an upward revision in the estimated fair value of the contingent consideration liability related to the Company's October 2025 acquisition of SteadyMD, Inc. The contingent consideration, which is tied to SteadyMD achieving certain net revenue targets for the full year 2026, is remeasured at fair value each reporting period using the probability-weighted expected return method. The loss in the prior year period related to an upward revision in the estimated fair value of the contingent consideration liability for Cardiac RMS, LLC.
Loss on disposal of fixed assets
During the three months ended September 30, 2026, the Company recorded a $67,851 loss on disposal of fixed assets compared to a $10,453 loss on disposal of fixed assets in three months ended September 30, 2025.
Other income (expense)

The Company recorded other income of $0.1 million, for the three months ended September 30, 2026 and 2025.

(Provision for) benefit from income taxes

During the three months ended September 30, 2026, the Company recorded an income tax provision of $0.1 million, compared to an income tax benefit of $13.5 million in the three months ended September 30, 2025.

Net loss attributable to noncontrolling interests

For the three months ended September 30, 2026, the Company had net loss attributable to noncontrolling interests of approximately $1.7 million, compared to net loss attributable to noncontrolling interests of approximately $1.9 million for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,				Change $	Change %
$ in Millions	2026		2025

	Actual Results	% of Total Revenue	Actual Results	% of Total Revenue
Revenues, net	$222.4	100.0%	$247.3	100.0%	$(24.9)	(10.1)%
Expenses:
Cost of revenues (exclusive of depreciation and amortization, which is shown separately below)	151.7	68.2%	172.9	69.9%	(21.2)	(12.3)%
Operating expenses:
General and administrative	89.5	40.2%	94.3	38.2%	(4.8)	(5.1)%
Depreciation and amortization	8.0	3.6%	11.7	4.7%	(3.7)	(31.6)%
Legal and regulatory	14.8	6.7%	14.3	5.8%	0.5	3.7%
Technology and development	11.1	5.0%	9.8	4.0%	1.3	13.3%
Sales, advertising and marketing	1.2	0.5%	1.1	0.4%	0.1	9.1%
Finite-lived intangible asset impairment	—	—%	8.0	3.2%	(8.0)	(100.0)%
Goodwill impairment	—	—%	8.7	3.5%	(8.7)	(100.0)%
Total expenses	276.3	124.2%	320.8	129.7%	(44.5)	(13.9)%
Loss from operations	(53.9)	(24.2)%	(73.5)	(29.7)%	19.6	26.7%

Other (expense) income:
Interest expense, net	(0.3)	(0.1)%	(1.1)	(0.4)%	0.8	72.7%
Loss on change in fair value of contingent consideration	(3.6)	(1.6)%	(1.1)	(0.4)%	(2.5)	(227.3)%
Insurance proceeds	4.7	2.1%	—	—%	4.7	100.0%
Loss on equity method investment	—	—%	(0.1)	(0.1)%	0.1	100.0%
Loss on disposal of fixed assets	(0.2)	(0.1)%	—	—%	(0.2)	(100.0)%
Other income (expense)	0.5	0.2%	(0.1)	(0.1)%	0.6	600.0%
Total other income (expense)	1.1	0.5%	(2.4)	(1.0)%	3.5	145.8%

Net loss before income tax (provision) benefit	(52.8)	(23.7)%	(75.9)	(30.7)%	23.1	30.4%
(Provision for) benefit from income taxes	(0.2)	(0.1)%	21.9	8.9%	(22.1)	(100.9)%
Net loss	(53.0)	(23.8)%	(54.0)	(21.8)%	1.0	1.9%
Net loss attributable to noncontrolling interests	(5.8)	(2.6)%	(5.7)	(2.3)%	(0.1)	(1.8)%
Net loss attributable to stockholders of DocGo Inc. and Subsidiaries	$(47.2)	(21.2)%	$(48.3)	(19.5)%	$1.1	2.3%
Revenues
Consolidated
For the nine months ended September 30, 2026, total revenues were $222.4 million, a decrease of $24.9 million, or 10.1%, compared to the nine months ended September 30, 2025.

Mobile Health Services
For the nine months ended September 30, 2026, Mobile Health Services revenues were $65.2 million, a decrease of $31.5 million, or 32.6%, compared to the nine months ended September 30, 2025. The decline in revenues was due to the ongoing wind-down of migrant-related services, which peaked in the first quarter of 2024 and began winding down in the second quarter of 2024. These projects, which included both medical and non-medical services, such as shelter and security, were provided pursuant to a contract with an ending date during the second quarter of 2024. A portion of that contract was extended through December 31, 2024, while other services began to wind down in May 2024. The wind-down of all services under such contract was completed in the fourth quarter of 2024. The wind-down of the remaining migrant-related services under other contracts was completed in the fourth quarter of 2025, and the Company has generated relatively insignificant revenues from migrant-related projects in 2026. As such, despite the Company’s expectation for revenue growth in other business lines within the Mobile Health Services segment, we expect that overall Mobile Health Services revenues will be lower in 2026 than they were in 2025, given the absence of migrant-related project revenues. Offsetting the decline in revenues from migrant-related services was the inclusion in the current year period of virtual care revenues from SteadyMD, which was acquired in October 2025 and continued growth in the areas of care gap closure, remote patient monitoring and mobile phlebotomy services.
Transportation Services

For the nine months ended September 30, 2026, Transportation Services revenues were $157.2 million, an increase of $6.6 million, or 4.4%, compared to the nine months ended September 30, 2025. This increase was due to a 8.9% increase in U.S. trip volumes, to 237,674 trips in the nine months ended September 30, 2026, from 218,269 trips for the nine months ended September 30, 2025. The average trip price increased to $420 in the nine months ended September 30, 2026, from $400 in the nine months ended September 30, 2025. The biggest volume gains were witnessed in New York, Texas and Tennessee. These increases in volumes and average trip price in the U.S. were partially offset by declines in the U.K. market.
Cost of revenues
For the nine months ended September 30, 2026, total cost of revenues (exclusive of depreciation and amortization) decreased by 12.3% compared to the nine months ended September 30, 2025, while revenues decrease by approximately 10.1%. Cost of revenues as a percentage of revenues decreased to 68.2% in the nine months ended September 30, 2026 from 69.9% in the nine months ended September 30, 2025.
Total cost of revenues in the nine months ended September 30, 2026 decreased by $21.2 million compared to the same period in 2025. This decrease was primarily attributable to a $12.5 million decrease in total compensation, a $5.5 million decline in subcontracted labor costs and a $2.8 million decline in vehicle costs, driven by the Mobile Health Services segment, due to the absence of migrant-related projects during the current year period. There was also a net decline of $0.4 million across several cost of revenues categories.
For the Mobile Health Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2026 amounted to $46.1 million, down 33.4% from $69.2 million in the nine months ended September 30, 2025. Cost of revenues as a percentage of revenues decreased to 70.7% from 71.6% in the prior year period, despite the decline in Mobile Health Services revenues from migrant-related projects, due to growth in higher margin service lines, such as mobile phlebotomy and remote patient monitoring.
For the Transportation Services segment, cost of revenues (exclusive of depreciation and amortization) in the nine months ended September 30, 2026 amounted to $105.6 million, up 1.8% from $103.7 million in the nine months ended September 30, 2025. Cost of revenues as a percentage of revenues decreased to 67.2% from 68.9% in the prior year quarter, due to the revenue increase, despite to increased compensation and higher vehicle and medical supply costs. Total compensation increased by 1.3% year-over-year, reflecting increased field headcount and temporary increases in the effective hourly wage for certain shifts in some of the Company’s markets, as the Company aggressively expands its staff in order to reduce its reliance on subcontractors. Costs for subcontractors declined by 11% when compared to the first nine months of 2025, reflecting a planned reduction in the number of ambulance trips that were completed by subcontractors in instances where the Company previously did not have sufficient personnel capacity to provide the requested services. Vehicle costs were driven higher primarily due to increased fuel costs, reflecting higher prices for gasoline starting in March, which have now continued into the fourth quarter.
Operating expenses

For the nine months ended September 30, 2026, the Company recorded $124.6 million of operating expenses compared to $147.9 million for the nine months ended September 30, 2025, a decrease of 15.8%. As a percentage of revenue, operating expenses decreased from 59.8% in the first nine months of 2025 to 56.0% in the first nine months of 2026, despite the decrease in revenues described above, due to ongoing cost-containment projects. The decrease of $23.4 million in operating expenses related primarily to the recording in the prior year period of several impairments charges for various intangible assets, including a $6.5 million impairment of the carrying value of the customer relationships for the Company’s Rapid Temps entity, an $8.7 million impairment of the goodwill related to the Rapid Temps entity, and a $1.5 million impairment of the carrying value of trade credits the Company had received in lieu of cash payment from a Mobile Health customer in a prior year period. No impairments were recorded in the third quarter of 2026. In addition to these factors were a decline of $4.0 million in total compensation, a reduction of $2.4 million in subcontractor costs and a $3.7 million decline in depreciation and amortization charges, reflecting write-downs of intangible assets in the second half of 2025, partially offset by a $1.4 million increases technology expenses, a $1.0 million increase in professional fees, a $0.7 million increase in bad debt expense, and a $0.3 million increase in rent and utilities.
For the Mobile Health Services segment, operating expenses in the nine months ended September 30, 2026 were $32.1 million, down 33.5% from $48.3 million in the nine months ended September 30, 2025, due to the impairment charges described above, which related solely to the prior year period. Beyond this factor, the elimination of operating expenses related to the wound-down migrant-related projects were offset by investments made in the Company’s nascent care gap closure business and the inclusion of operating expenses from the SteadyMD business which was acquired in October 2025. Operating expenses as a percentage of revenues decreased to 49.2% in the nine months ended September 30, 2026, from 49.9% in the nine months ended September 30, 2025.
For the Transportation Services segment, operating expenses in the nine months ended September 30, 2026 were $49.9 million, up 5.0% from $47.5 million in the nine months ended September 30, 2025. Operating expenses as a percentage of revenues increased slightly, to 31.7% for the nine months ended September 30, 2026 from 31.5% in the nine months ended September 30, 2025, as the increased revenues were outweighed by the effect of increased compensation for non-field personnel, to support the ongoing growth of that segment.
For the Corporate segment, which represents primarily shared services that are not contained within the entities included in either the Mobile Health Services or Transportation Services segments, operating expenses in the nine months ended September 30, 2026 were $42.6 million, down 18.2% from $52.1 million in the nine months ended September 30, 2025, due to reduced corporate headcount, lower subcontractor costs and decreased professional fees, relating to the Company’s ongoing cost-cutting efforts. Corporate expenses amounted to approximately 19.2% of total consolidated revenues in the nine months ended September 30, 2026, compared to 21.1% in the nine months ended September 30, 2025, despite the decline in total consolidated revenues, reflecting the impact of these cost-cutting efforts.
Interest expense, net

During the nine months ended September 30, 2026, the Company recorded a $0.3 million interest expense, net compared to a $1.1 million interest expense, net in the nine months ended September 30, 2025. The decline in interest expenses was driven by the payoff of the outstanding balances under the Prior Revolving Facility during the third quarter of 2025.

Loss on change in fair value of contingent consideration
During the nine months ended September 30, 2026, the Company recorded a $3.6 million loss on the change in fair value of contingent consideration, reflecting an improved revenue outlook for the SteadyMD business, which was acquired in October 2025. During the nine months ended September 30, 2025, the Company recorded a loss for the change in fair value of contingent consideration of $1.1 million, which related to an improved outlook for the Cardiac RMS business.

Insurance proceeds
During the nine months ended September 30, 2026, the Company recorded $4.7 million in other income from insurance proceeds. The Company did not record any insurance proceeds during the nine months ended September 30, 2025. The Company was reimbursed in the 2026 period for legal fees that were covered by the Company’s insurance policy.
Loss on equity method investment

The Company did not record a gain or loss on equity method investment for the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the Company recorded a loss on equity method investments of $0.1 million, representing its share of the losses incurred by an entity in which the Company had a minority interest.

Loss on disposal of fixed assets
During the nine months ended September 30, 2026, the Company recorded a $169,918 loss on disposal of fixed assets compared to a $43,668 loss on disposal of fixed assets in nine months ended September 30, 2025.
Other income (expense)

During the nine months ended September 30, 2026, the Company recorded other income of $0.5 million, compared to other expense of $0.1 million in the nine months ended September 30, 2025.

(Provision for) benefit from income taxes

During the nine months ended September 30, 2026, the Company recorded an income tax provision of $0.2 million, compared to an income tax benefit of $21.9 million in the nine months ended September 30, 2025.

Net loss attributable to noncontrolling interests

For the nine months ended September 30, 2026, the Company had net loss attributable to noncontrolling interests of approximately $5.8 million, compared to net loss attributable to noncontrolling interests of approximately $5.7 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Between the inception of the Company’s wholly owned subsidiary Ambulnz and the Business Combination, Ambulnz completed three equity financing transactions as its principal source of liquidity. In November 2021, upon the completion of the Business Combination and the private placement of Common Stock that closed concurrently with the Business Combination, the Company received proceeds of approximately $158.1 million, net of transaction expenses. Generally, the Company has utilized proceeds from the equity financing transactions and the Business Combination to finance operations, invest in assets, make acquisitions and fund accounts receivable. The Company has also funded these activities through operating cash flows. Operating cash flows are not always sufficient to meet immediate obligations arising from current operations. For example, as the business has grown, the Company’s expenditures for human capital and supplies have expanded accordingly, and the timing of the payments for payroll and to associated vendors, compared to the timing of receipts of cash from customers, frequently results in the need to use existing cash balances to fund working capital needs. During the year ended December 31, 2025, as the Company collected older invoices from municipal customers for services provided in 2024 and early 2025, operating cash flows were sufficient to outweigh the Company’s operating losses. However, as most of these older invoices had been collected by the end of 2025, operating cash flows in 2026 have not been sufficient to cover operating losses and working capital demands.

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

In connection with the Merger, on October 1, 2026, the Company, certain of its subsidiaries, and Perceptive Credit Holdings IV, LP, as administrative agent and lender, entered into an Amended and Restated Credit Agreement (the “Perceptive Credit Agreement”), which was an amendment and restatement of Hicuity’s existing credit agreement. The Perceptive Credit Agreement provides the following funding: (a) the existing term loans outstanding under the Hicuity credit agreement were continued as outstanding term loans in the aggregate amount of $52,000,000; (b) a new term loan in an aggregate principal amount of $12,500,000, which was funded on October 1, 2026 upon effectiveness of the Perceptive Credit Agreement; (c) a new term loan in an aggregate principal amount of $12,500,000, to be funded upon the consummation of the Merger (or later, at the Company’s option); and (d) a delayed draw term loan in an aggregate principal amount of $25,000,000, available during the period commencing on the October 1, 2026 and ending on December 31, 2027, subject to satisfaction of certain conditions.

On October 1, 2026, the Company borrowed $12,500,000 in aggregate principal as mentioned above to finance operations and the cash portion of the Merger and related transaction fees, costs and expenses. This term loan terminates on December 6, 2029, and bears an interest rate equal to the sum of Term SOFR plus 7.50%.

Considering the foregoing, including historical operating losses and the projected near-term liquidity deficit, the Company, together with its Board of Directors, has reviewed and extensively discussed certain plans intended to reduce cash utilization and operating costs, including further headcount reductions, intensified collection efforts focused on closing out open municipal receivables from ended contracts and delayed spending on certain business growth strategies, as well as utilizing the term loans from Perceptive Credit Holdings. While these plans carry meaningful inherent risk to operations, the Company’s management and the Board of Directors have evaluated these conditions in totality and conclude it is probable that, when implemented, the plans will be sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern” for further information.
Capital Resources
Working capital as of September 30, 2026 and December 31, 2025 was as follows:

$ in Millions	September 30, 2026	December 31, 2025	Change $	Change %
Working capital
Current assets	$109.7	$152.4	$(42.7)	(28.0)%
Current liabilities	79.7	67.5	12.2	18.1%
Total working capital	$30.0	$84.9	$(54.9)	(64.7)%

As of September 30, 2026, available cash totaled $19.1 million, which represented a decrease of $31.9 million compared to December 31, 2025, primarily reflecting the net loss recorded during the nine months ended September 30, 2026. As of September 30, 2026, working capital amounted to $30.0 million, which represented a decrease of $54.9 million compared to December 31, 2025, reflecting the decline in cash, accompanied by a decline in accounts receivable, increases in accounts payable and the current portion of contingent consideration. Current assets declined by $42.7 million, due primarily to the decline in cash and accounts receivable as well as a decrease in other current assets.
Cash Flows
Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,		Change $	Change %
$ in Millions	2026	2025
Cash flow summary
Net cash (used in) provided by operating activities	$(17.5)	$44.9	$(62.4)	(139.0)%
Net cash used in investing activities	(3.4)	(26.0)	22.6	86.9%
Net cash used in financing activities	(7.2)	(48.9)	41.7	85.3%
Effect of exchange rate changes	—	0.3	(0.3)	(100.0)%
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(28.1)	$(29.7)	$1.6	5.4%
Operating Activities
During the nine months ended September 30, 2026, operating activities used $17.5 million of cash, due to a net loss of $53.0 million. Non-cash charges amounted to $24.7 million and included $8.7 million of stock compensation expense, $8.0 million in depreciation of property and equipment, amortization of intangible assets and right-of-use assets, $4.5 million in bad debt expense, a loss on change in fair value of contingent consideration of $3.6 million, and a loss on disposal of fixed asset of $0.2 million. These were partially offset by $0.3 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $10.8 million in positive operating cash flow, as a $5.5 million decline in accounts receivable, a $0.9 million decline in prepaid expenses and a $5.8 million increase in accounts payable were partially offset by a $0.8 million decrease in accrued liabilities, a $0.2 million decrease in operating lease liabilities and right-of-use assets and a $0.4 million increase in other assets.

During the nine months ended September 30, 2025, operating activities provided $44.9 million of cash, despite a net loss of $54.0 million. Non-cash charges amounted to $25.0 million and included $14.3 million of stock compensation expense, $8.7 million goodwill impairment, $8.0 million of finite-lived asset impairment, $7.5 million in depreciation of property and equipment and right-of-use assets, $4.2 million from amortization of intangible assets, bad debt expense of $3.7 million, loss on change in fair value of contingent consideration of $1.0 million and a loss on equity method investment of $0.1 million. These were partially offset by $22.3 million in deferred taxes and $0.2 million in accretion of discount related to restricted investments. Changes in assets and liabilities resulted in approximately $73.9 million in positive operating cash flow, as a $100.7 million decrease in accounts receivable, reflecting collections of invoices from large municipal customers, a $1.0 million decrease in other assets, and a $0.4 million increase operating lease liabilities and right-of-use assets were partially offset by a $20.2 million decrease in accounts payable, and a $5.4 million increase in prepaid expenses and other current assets and a $2.6 million decrease in accrued liabilities.
Investing Activities
During the nine months ended September 30, 2026, investing activities used $3.4 million of cash and restricted cash and consisted of the purchase of restricted investments of $13.8 million, capitalized software development costs of $2.0 million and the purchase of property and equipment totaling approximately $0.9 million, which were partially offset by $13.3 million in proceeds from the sale and maturity of restricted investments.

During the nine months ended September 30, 2025, investing activities used $26.0 million of cash and restricted cash and consisted of the purchase of restricted investments of $24.7 million, the acquisition of a business of $3.6 million, the purchase of property and equipment totaling approximately $3.0 million, and the capitalization of software development costs of $2.1 million, partially offset by $7.4 million in proceeds from the sale of restricted investments.

Financing Activities
During the nine months ended September 30, 2026, financing activities used $7.2 million of cash, as the Company made $4.6 million in payments under the terms of finance leases, made $2.2 million in distributions to noncontrolling interests, made $0.3 in earnout payments, and made $0.1 million in payments due to seller.
During the nine months ended September 30, 2025, financing activities used $48.9 million of cash, as the Company spent $30.0 million on the repayment of the Prior Revolving Facility, spent approximately $10.8 million on its share repurchase program, made $4.0 million in payments under the terms of finance leases, made $1.9 million in earnout payments on contingent liabilities, paid $1.4 million in taxes related to shares withheld for employee taxes, made $0.9 million in payments due to seller and made $0.2 million in distributions to noncontrolling interests, partially offset by $0.3 million in proceeds from notes payable.

Future minimum annual maturities of notes payable as of September 30, 2026 are as follows (in thousands):

Notes Payable
2026, remaining	$11.9
2027	50.0
2028	54.2
2029	58.9
2030	20.7
Total maturities	195.7
Current portion of notes payable	(49.0)
Long-term portion of notes payable	$146.7
Future minimum lease payments under finance leases as of September 30, 2026 are as follows (in millions):

Finance Leases
2026, remaining	$1.7
2027	6.0
2028	4.7
2029	3.0
2030	1.2
2031	0.2
Total future minimum lease payments	16.8
Less effects of discounting	(1.5)
Present value of future minimum lease payments	$15.3

Future minimum lease payments under operating leases as of September 30, 2026 are as follows (in millions):

Operating Leases
2026, remaining	$1.1
2027	3.9
2028	3.0
2029	1.5
2030	0.2
2031	0.1
Thereafter	0.1
Total future minimum lease payments	9.9
Less effects of discounting	(0.8)
Present value of future minimum lease payments	$9.1
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

Net loss for the Company’s VIEs was $2.2 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and $6.2 million for both nine months ended September 30, 2026 and 2025, respectively. Total assets, exclusive of intercompany assets, amounted to $7.3 million and $7.0 million as of September 30, 2026 and December 31, 2025, respectively. Total liabilities, exclusive of intercompany liabilities, were $24.3 million and $17.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s VIEs’ total stockholders’ deficit was $17.0 million and $10.7 million as of September 30, 2026 and December 31, 2025, respectively.

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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026 and December 31, 2025. For certain financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and due to seller, the carrying amounts approximate their fair values as it is short term in nature. The notes payable are presented at their carrying value, which, based on borrowing rates currently available to the Company for loans with similar terms, approximates its fair values.
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

The allowance for credit losses activity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$8.5	$6.1	$8.3	$5.9
Provision for credit losses	1.4	1.2	4.2	3.7
Write-offs	(1.5)	(1.6)	(4.1)	(3.9)
Ending balance	$8.4	$5.7	$8.4	$5.7
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
Interest Rate Risk
We are subject to interest rate risk relating to our cash equivalents and borrowings under our Credit Agreement, which bear interest at a per annum rate equal to (i) at our option, (x) the base rate or (y) the adjusted term SOFR rate, plus (ii) the applicable margin. The applicable margin for an adjusted term SOFR loan is 2.00% and the applicable margin for a base rate loan is 1.00%. The applicable interest rate is set for a specific term when amounts are drawn down under the terms of the Revolving Facility, and future draws, if any, under the Credit Agreement may be subject to a higher or lower interest rate, depending upon, among other things, the then-prevailing SOFR rate. To date, the Company has not utilized interest rate hedging or other strategies in an attempt to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the three and nine months ended September 30, 2026 would have had a neutral net impact on our unaudited Condensed Consolidated Financial Statements, as changes in amounts paid for interest expense would have offset changes in interest income earned on cash balances.
Foreign Exchange Risk
We operate our business primarily within the U.S. and currently execute a majority of our transactions in U.S. dollars. However, we are exposed to limited foreign exchange risk as a result of our U.K. operations. The foreign exchange gain (loss) for the three months ended September 30, 2026 and 2025 were $14,411 and $(319,851), respectively, and $(76,835) and $1,103,149 for the nine months ended September 30, 2026 and 2025, respectively. We have not utilized hedging or other strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements. A hypothetical 10% change in the applicable foreign exchange rate during the nine months ended September 30, 2026 would have resulted in a change in total revenues of approximately 1.8% and a change in total assets of approximately 0.3%.
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
We had two customers which accounted for approximately 13% and 11%, respectively, of revenues for the three months ended September 30, 2026, and two customer that accounted for approximately 19% of revenues for the three months ended September 30, 2025. We had two customers that accounted for approximately 12% and 11%, respectively, of revenues for the nine months ended September 30, 2026, two of which is the same customer that accounted for approximately 37% of revenues for the nine months ended September 30, 2025.
As of September 30, 2026,we had two customers that accounted for approximately 16% and 15%, respectively, of net accounts receivable. As of December 31, 2025, we had two customers that accounted for approximately 23% and 12%, respectively, of net accounts receivable.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 16, 2026, among the Company, Hicuity Health, Inc., Ambulnz Holdings, LLC, HH Merger Sub, LLC, and Concord Innovation Fund II, L.P., individually and in its capacity as shareholder representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2026).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2023).
10.1
Amended and Restated Credit Agreement and Guaranty, dated October 1, 2026, among the Company, Hicuity Health, Inc., Ambulnz Holdings, LLC, certain subsidiaries of Ambulnz as guarantors, the lenders from time to time party thereto, and Perceptive Credit Holdings IV, LP as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2026).

10.2
Amended and Restated Security Agreement, dated October 1, 2026, among Hicuity Health, Inc., Ambulnz Holdings, LLC, certain other guarantors party thereto, and Perceptive Credit Holdings IV, LP as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2026).

10.3
Warrant Certificate, dated October 1, 2026, among DocGo Inc., and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2026).

10.4
Consulting Services Agreement, dated August 16, 2026, between Ambulnz Holdings, LLC and Hicuity Health, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2026).

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

DocGo Inc.

Date: November 9, 2026	By:	/s/ Lee Bienstock
Lee Bienstock
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Norman Rosenberg
Norman Rosenberg
Chief Financial Officer and Treasurer